Form 10-Q
period 1999-04-02
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 1999-05-17
CIK 1079023

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 1999

                                      OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

              For the transition period from          to

                        Commission File Number 0-25395

                               ----------------

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.
            (Exact name of Registrant as Specified in its Charter)

                 Delaware                                    77-0501994
       (State or Other Jurisdiction                        (IRS Employer
    of Incorporation or Organization)                  Identification Number)

 35 Dory Road, Gloucester, Massachusetts                       01930
 (Address of principal executive offices)                    (Zip Code)

                                (978) 282-2000
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   The number of shares of the registrant's common stock outstanding as of April 2, 1999 was 30,422,792 shares of $0.01 par value common stock.

   An index of exhibits filed with this Form 10-Q is located on page 20.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                  (Unaudited)

                                 Three months ended           Six months ended
                             --------------------------- ---------------------------
                             April 2, 1999 April 3, 1998 April 2, 1999 April 3, 1998
                             ------------- ------------- ------------- -------------
   Revenue.................    $ 53,205      $105,087      $100,560      $219,375
                               --------      --------      --------      --------
   Operating Costs and
    Expenses
   Cost of revenue.........      49,431        67,537        84,626       132,322
   Research and
    development............      10,492         8,418        18,209        18,245
   Marketing...............       9,061        10,104        16,518        21,864
   General and
    administrative.........       9,130         3,984        16,451        10,591
   Restructuring costs.....       2,688            --         2,688            --
                               --------      --------      --------      --------
   Total Operating Costs
    and Expenses...........      80,802        90,043       138,492       183,022
                               --------      --------      --------      --------
   Operating (Loss)
    Earnings before Taxes..     (27,597)       15,044       (37,932)       36,353
   Tax provision (benefit)
    on (loss) earnings.....      (8,382)        4,529       (12,020)       10,948
                               --------      --------      --------      --------
   Net (Loss) Earnings.....    $(19,215)     $ 10,515      $(25,912)     $ 25,405
                               ========      ========      ========      ========
     Average Shares
      Outstanding--Basic...      30,423        30,423        30,423        30,423
                               ========      ========      ========      ========
     Average Shares
      Outstanding--
      Diluted..............      30,423        30,508        30,423        30,508
                               ========      ========      ========      ========
     Net (Loss) Earnings
      Per Share--Basic.....    $  (0.63)     $   0.35      $  (0.85)     $   0.84
                               ========      ========      ========      ========
     Net (Loss) Earnings
      Per Share--Diluted...    $  (0.63)     $   0.34      $  (0.85)     $   0.83
                               ========      ========      ========      ========


     See accompanying notes to consolidated condensed financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)

                                                           April 2,   October
                                                             1999     2, 1998
                                                          ----------- --------
                                                          (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents................................  $ 99,457   $    --
Accounts receivable......................................    54,507     62,677
Inventories..............................................    53,848     60,692
Other current assets.....................................    45,012     38,754
                                                           --------   --------
Total Current Assets.....................................   252,824    162,123
                                                           --------   --------
Property, plant and equipment............................    84,016     84,128
Accumulated depreciation and amortization................   (49,988)   (45,314)
                                                           --------   --------
Net property, plant and equipment........................    34,028     38,814
Deferred taxes...........................................       403        --
Other assets.............................................    22,184     23,689
                                                           --------   --------
Total Assets.............................................  $309,439   $224,626
                                                           ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable............................................  $  5,036   $    --
Accounts payable.........................................    13,548     10,513
Accrued expenses.........................................    76,432     77,050
Product warranty.........................................    15,159     21,435
Advance payments from customers..........................     4,723      3,631
                                                           --------   --------
Total Current Liabilities................................   114,898    112,629
Long-term accrued expenses...............................     7,896      6,796
Deferred taxes...........................................       --       1,952
                                                           --------   --------
Total Liabilities........................................   122,794    121,377
                                                           --------   --------
Contingencies (Note 11)
Stockholders' Equity
Preferred stock, par value $.01; authorized 5,000,000
 shares, issued none.....................................       --         --
Common stock, par value $.01; authorized 150,000,000
 shares, issued and outstanding 30,422,792 at April 2,
 1999....................................................       304        --
Capital in excess of par value...........................   186,341        --
Divisional equity........................................       --     103,249
                                                           --------   --------
Total Stockholders' Equity...............................   186,645    103,249
                                                           --------   --------
Total Liabilities and Stockholders' Equity...............  $309,439   $224,626
                                                           ========   ========

     See accompanying notes to consolidated condensed financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                     For The Six Months Ended
                                                    ---------------------------
                                                    April 2, 1999 April 3, 1998
                                                    ------------- -------------
Operating Activities
Net cash used in operating activities..............   $(12,634)     $(15,150)
                                                      --------      --------
Investing Activities
Purchase of fixed assets...........................     (1,421)      (10,004)
Reallocation of subsidiary.........................        --          2,531
Purchase of subsidiary.............................        --         (8,363)
                                                      --------      --------
Net cash used in investing activities..............     (1,421)      (15,836)
                                                      --------      --------
Financing Activities
Net transfers from Varian Associates, Inc..........    114,344        29,873
                                                      --------      --------
Net cash provided by financing activities..........    114,344        29,873
                                                      --------      --------
Effects of Exchange Rate Changes on Cash...........       (832)        1,113
                                                      --------      --------
Net increase in cash and cash equivalents..........     99,457           --
Cash and cash equivalents at beginning of period...        --            --
                                                      --------      --------
Cash and Cash Equivalents at End of Period.........   $999,457      $    --
                                                      ========      ========




      See accompanying notes to consolidated condensed financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. Interim Consolidated Condensed Financial Statements

   These consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the report on Form 10/A filed by Varian Semiconductor Equipment Associates, Inc. ("VSEA" or the "Company") with the Securities and Exchange Commission. In the opinion of the Company, the consolidated condensed financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the second quarter and six months ended April 2, 1999 are not necessarily indicative of the results to be expected for a full year or for any other period.

Note 2. Basis of Presentation

   Until April 2, 1999, the Company's business was operated as part of Varian Associates, Inc. ("VAI"). On April 2, 1999, VAI contributed its Semiconductor Equipment Business ("SEB") to the Company, then distributed to the holders of record of VAI common stock one share of common stock of the Company for each share of VAI common stock owned on March 24, 1999 (the "Distribution"). At the same time, VAI contributed its Instruments Business ("IB") to Varian, Inc. and distributed to the holders of record of VAI common stock one share of common stock of IB for each share of VAI common stock owned on March 24, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. ("VMS") effective as of April 2, 1999. These transactions were accomplished under the terms of a Distribution Agreement by and among the Company, VAI and IB (the "Distribution Agreement"). For purposes of providing an orderly transition and to define certain ongoing relationships between and among the Company, VMS and IB after the Distribution, the Company, VMS and IB also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement (collectively, the "Distribution Related Agreements").

   The consolidated condensed financial statements for periods ended on or before April 2, 1999 reflect SEB as operated by VAI. The consolidated condensed financial statements generally reflect the financial position, operating results and cash flows of SEB as if it were a separate entity for all periods presented. Where it was practicable to identify specific VAI corporate amounts with the SEB activities, such amounts have been included in the accounts reflected in the consolidated condensed financial statements. The consolidated condensed financial statements also include allocations of certain VAI corporate assets (including pension assets), liabilities (including profit sharing and pension benefits), and expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury, and other VAI corporate overhead) to SEB. These amounts have been allocated to SEB on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by SEB. Typical measures and activity indicators used for allocation purposes include headcount, sales revenue, and payroll expense. The Company believes that the methods used to allocate these amounts are reasonable. However, these allocations are not necessarily indicative of the amounts that would have been or that will be recorded by the Company on a stand-alone basis.

Note 3. Nonrecurring Charges/Restructuring

   The loss in the second quarter of fiscal year 1999 was increased by pretax restructuring and other non-recurring charges of $11.6 million resulting from actions taken primarily in response to the downturn in the semiconductor equipment industry.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

   Cost of revenue includes charges of $5.9 million resulting from the realignment of product offerings, including writing down inventory associated with a discontinued product line.

   Research and development expense includes $1.6 million in charges associated with the discontinuance of a parallel product development research contract following the acquisition in July 1998 of the high-energy ion implantation equipment product line of Genus, Inc. ("Genus").

   Other one-time costs incurred in the current quarter of $1.5 million resulted from consolidation and reorganization activities, including office and employee relocations.

   Restructuring costs of $2.7 million includes $1.4 million resulting from the cancellation of plans for expansion of manufacturing facilities in the United States and Japan and $1.3 million to cover termination costs for a reduction in workforce of 69 employees (approximately 5% of worldwide VSEA employment). As of April 2, 1999, $0.5 million of the termination costs had been paid with a total accrual balance of $0.7 million remaining.

                                          Total
                                      Restructuring   Cash   Non-Cash Accrual
                                         Charge     Payments  Items   Balance
                                      ------------- -------- -------- -------
                                               (Amounts in millions)
   Facility exit and cancellation of
    expansion plans..................     $1.4        $1.2     $  0    $0.2
   Termination costs.................      1.3         0.5      0.1     0.7

Note 4. Earnings Per Share

   Basic earnings (loss) per share is calculated based on net earnings (loss) and the weighted-average number of shares outstanding during the reporting period. The weighted-average number of shares outstanding during the reporting period was assumed to be the number of shares outstanding on April 2, 1999, immediately following the Distribution. Diluted earnings (loss) per share includes additional dilution from potential common shares such as stock issuable pursuant to the exercise of stock options outstanding. For purposes of the diluted earnings (loss) per share calculation, the additional shares issuable upon exercise of stock options were determined using the treasury stock method based on the number of replacement options issuable immediately following the Distribution.

   A reconciliation of the numerator and denominator used in the earnings
(loss) per share calculations is presented as follows:

                                         Three Months Ended Three Months Ended
                                           April 2, 1999      April 3, 1998
                                         ------------------ ------------------
                                                (Amounts in thousands)
     Shares outstanding.................       30,423             30,423
     Effect of dilutive stock options...          --                  85
                                               ------             ------
     Shares used in diluted earnings
      (loss) per share..................       30,423             30,508
                                               ======             ======

   All potential common shares were excluded from the computation of diluted loss per share for the three and six month periods ending April 2, 1999 as their effect was anti-dilutive. For the three and six month periods ending April 3, 1998, options to purchase 2.7 million potential common shares with exercise prices in excess of the underlying market value of the common stock were excluded from the computation.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Note 5. Cash and Cash Equivalents

   VSEA received a cash contribution from VAI in connection with the Distribution such that VSEA's cash and cash equivalents equaled approximately $100 million as of April 2, 1999. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Note 6. Inventories

   If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $19.9 million at April 2, 1999 and $18.0 million at October 2, 1998.

   The components of inventories are as follows (in millions):

                                                            April 2, October 2,
                                                              1999      1998
                                                            -------- ----------
   Raw materials and parts.................................  $23.5     $24.7
   Work in process.........................................   23.8      22.5
   Finished goods..........................................    6.5      13.5
                                                             -----     -----
     Total Inventories.....................................  $53.8     $60.7
                                                             =====     =====

Note 7. Notes Payable

   In connection with the Distribution, VSEA assumed $5.0 million of notes payable.

Note 8. Stockholders' Equity

   On April 2, 1999, stockholders of record of VAI on March 24, 1999 received one share of the Company's common stock for each share of VAI common stock then held. Immediately following the Distribution, the Company had 30,422,792 shares of common stock outstanding.

   Upon the Distribution, the majority of outstanding awards under the VAI Omnibus Stock Plan held by Company employees were replaced by substitute awards under the VSEA Omnibus Stock Plan. The substitute awards have the same ratio of the exercise price per share to the market value per share, the same aggregate difference between market value and exercise price and the same vesting provisions, life and other terms and conditions as the awards they replaced.

   As of April 2, 1999, VSEA had outstanding options to purchase an aggregate of 3,478,674 shares of its common stock at a weighted average price of $14.08. Of these options, options to purchase an aggregate of 2,550,842 shares were fully vested and exercisable.

   On April 2, 1999, each stockholder also received one Right for each share of common stock distributed, entitling the stockholder to purchase one one-thousandth of a share of Participating Preferred Stock, par value $0.01 per share, for $120.00, subject to adjustment. The Participating Preferred Stock is designed so that each one one-thousandth of a share has economic and voting terms similar to those of one share of common stock.

   Beginning on April 3, 1999 the Company will begin accumulating retained earnings.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Note 9. Recent Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. SFAS No. 131 is effective for the Company at the end of fiscal year 1999. The Company has not determined the impact of SFAS No. 131 on the reporting of the Company's segment information.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and is effective for the Company's fiscal year 2000. The impact of the implementation of SFAS No. 133 on the consolidated financial statements of the Company has not yet been determined.

Note 10. Foreign Exchange Contracts

   As of April 2, 1999 VSEA had no forward exchange contracts outstanding.

Note 11. Contingencies

Environmental Remediation

   In the Distribution Agreement, the Company has agreed to indemnify VMS and IB for one-third of environmental investigation and remediation costs (after adjustment for any insurance proceeds and tax benefits expected to be realized upon the payment of such costs), as further described below.

   VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at eight sites where VAI is alleged to have shipped waste for recycling or disposal. VAI is also involved in environmental investigations and/or remediation work pursuant to environmental laws, generally under the direction of, or in consultation with, federal, state, and/or local agencies at certain current or former VAI facilities. VAI's expenditures for environmental investigations and remediation work amounted to $1.3 million for the first six months of fiscal 1999 compared to $4.9 million in fiscal year 1998, $2.3 million in fiscal year 1997 and $5.2 million in fiscal year 1996.

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the probable future costs of such activities. As of April 2, 1999, VAI estimated that the future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $21.0 million to $48.3 million. The time frame over which VAI expects to incur these costs varies at each site and facility, ranging up to approximately 30 years as of April 2, 1999. VAI's management believes that no amount in the foregoing range of estimated future costs is more likely to be incurred than any other amount in such range, and therefore, VAI has accrued $21.0 million in estimated environmental costs as of April 2, 1999. This amount accrued by VAI has not been discounted to present value.

   VAI has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities at other sites and facilities. As of April 2, 1999, VAI estimated that its aggregate future exposure for environmental-related investigation and remediation costs for these sites ranged from $39.2 million to $73.0 million. The time frame over which these costs are expected to be incurred varies with each site or facility, ranging up to approximately 30 years as of April 2, 1999. As to each of these sites and facilities, management of VAI has determined: (i) that a particular amount within the range of estimated costs better

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

estimates the future environmental liability than any other amount within the range; and (ii) that it may reasonably determine the timing of those future costs. Together, these amounts totaled $50.6 million at April 2, 1999. Accordingly, VAI has accrued $21.9 million, which represents management's best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $21.0 million described above.

   As of April 2, 1999, the Company's reserve for its portion of environmental liabilities, based upon future environmental related costs estimated by VAI and the Company as of that date and included in long-term and current accrued expenses, is calculated as follows:

                                                           Total     Anticipated
                                             Recurring Non-recurring   Future
   Year                                        Costs       Costs        Costs
   ----                                      --------- ------------- -----------
                                                    (Dollars in millions)
   1999.....................................   $ 0.4       $1.0         $ 1.4
   2000.....................................     0.5        0.2           0.7
   2001.....................................     0.5        --            0.5
   2002.....................................     0.5        --            0.5
   2003.....................................     0.5        --            0.5
   Thereafter...............................    10.6        0.6          11.2
                                               -----       ----         -----
    Total costs.............................   $13.0       $1.8         $14.8
                                               =====       ====
   Imputed interest.........................                             (5.9)
                                                                        -----
    Total reserve...........................                            $ 8.9
                                                                        =====

   The amounts set forth in the foregoing table are only estimates of anticipated future environmental related costs, and the amounts actually spent in the years indicated may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites and facilities where VAI is undertaking such investigation and remediation activities. VAI anticipates that most of these cost ranges will narrow as investigation and remediation activities progress.

   The Company believes that its reserves are adequate, but as the scope of the obligations becomes more clearly defined, these reserves may be modified and related charges against earnings may be made. Although any ultimate liability arising from environmental related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company's financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental related events, the Company's management believes that the costs of these environmental related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company.

   VAI evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which VAI believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. VAI has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of VAI's past and future environmental related expenditures. The Company's portion of this receivable is $1.2 million at April 2, 1999. The Company believes that this receivable is recoverable because it is based on a binding, written

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

Sale of Business

   In June 1997, VAI completed the sale of its Thin Film Systems ("TFS") operations, a product line of the Company. Total proceeds received from the sale of TFS were $145.5 million in cash. A $51.5 million reserve was recorded to cover, among other items, purchase price disputes, retained liabilities, transactions costs, employee terminations, facilities separation costs, indemnification obligations, litigation expense, and other contingencies. The reserve as of April 2, 1999 was $37.6 million and related to costs associated with pending litigation and indemnity obligations relating to certain patent infringement claims by Applied Materials, Inc. as well as purchase price disputes with Novellus Systems, Inc. arising out of the sale of TFS.

Legal Proceedings

   In June 1997, Applied Materials, Inc. ("Applied") filed a civil action against VAI in the U.S. District Court for the Northern District of California alleging infringement of four patents relating to sputter coating systems. Applied contends that its patents are infringed by the M2i, MB/2/(TM) and Inova(TM) systems that were manufactured and sold by TFS prior to VAI's sale of TFS to Novellus Systems, Inc. ("Novellus") in June 1997. The complaint requests unspecified money damages and an injunction preventing further alleged infringement and requests that any damages awarded be increased up to three-fold for VAI's and Novellus' alleged willful infringement. Novellus was subsequently added as a defendant in this action and, as part of the sale of TFS, VAI agreed to indemnify Novellus for certain damages it may suffer as a result of such litigation and to reimburse Novellus for up to $7.5 million of its litigation expenses. VAI's answer denied infringement and asserted that the Applied patents that are subject to the claims are invalid and that one of the asserted patents is unenforceable. VAI also filed a separate suit seeking damages and injunctive relief against Applied contending that certain of Applied's business practices violated antitrust laws. That action has been procedurally related to the infringement case and is pending before the same judge. Novellus has filed a complaint against Applied which includes a claim that Applied has infringed three of the patents acquired by Novellus from the Company. Discovery has begun, but no date has been set for completion of discovery.

   In the event of an outcome unfavorable to VAI, VAI may be liable for damages for past sales through the June 1997 closing date of the sale of TFS to Novellus and may be liable to Novellus under the indemnification obligations described above. In addition, as permitted under the asset sale agreement between VAI and Novellus for the sale of TFS, Novellus has demanded an arbitration arising out of disputes over the closing balance sheet. The Company has accrued certain amounts associated with the cost of resolving these matters (see above--Sale of Business).

   The Company has agreed to indemnify VAI and IB for any costs, liabilities or expenses relating to the Company's legal proceedings, including the Applied and Novellus matters. Under the Distribution Related Agreements, the Company has agreed to reimburse VAI for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VAI, with respect to certain legal proceedings relating to discontinued operations of VAI.

   Also, from time to time, the Company is involved in a number of legal actions and could incur an uninsured liability in one or more of them. Accordingly, while the ultimate outcome of all of the above legal matters is not determinable, management believes the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Note 12. Retirement Plans

   Certain employees of the Company in the United States are eligible to participate in the VSEA-sponsored defined contribution plan. The Company's major obligation is to contribute an amount based on a percentage of each participant's base pay. The Company may also contribute up to 5% of its consolidated operating earnings, as adjusted for discretionary items, as discretionary retirement plan profit sharing. Depending upon completion of a vesting schedule, participants are entitled, upon termination or retirement, to their portions of the retirement fund assets, which are held by a third-party trustee. Included in the accompanying consolidated condensed statement of operations is an allocation of total pension expense for Company employees under the VAI-sponsored defined contribution plan.

   As of the Distribution, the Company assumed responsibility for pension and post-retirement benefits for active employees of the Company; the responsibility for all others, principally retirees of VAI, will be assumed by VMS. An allocation of assets and liabilities for foreign defined benefit pension, post-employment, and post-retirement benefits, which are not material to the Company's financial statements, has been included in these consolidated condensed financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   On April 2, 1999, Varian Associates, Inc. ("VAI") reorganized into three independent publicly-traded companies by spinning off two of its businesses to stockholders in a tax-free distribution (the "Distribution"). VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. ("VMS"). VAI transferred its Instruments Business ("IB") to Varian, Inc., the stock in which was distributed to VAI's stockholders as part of the Distribution. VAI transferred its Semiconductor Equipment Business ("SEB") to Varian Semiconductor Equipment Associates, Inc. ("VSEA" or the "Company"), the stock in which was also distributed to VAI's stockholders as part of the Distribution. SEB included VAI's business unit that designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits.

   The interim consolidated condensed financial statements of VSEA generally reflect the results of operations, financial position and cash flows of the operations which were transferred to the Company in connection with the Distribution. Accordingly, the VSEA interim consolidated condensed financial statements have been carved out from the interim consolidated financial statements of VAI using the historical results of operations and historical basis of the assets and liabilities of SEB. The interim consolidated condensed financial statements of VSEA include, among other things, allocations of certain VAI corporate assets (including pension assets), liabilities (including profit-sharing and pension benefits) and expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury and other VAI corporate overhead) to SEB using the allocation methodology described in Note 2 of the Notes to the Consolidated Condensed Financial Statements. The interim consolidated condensed financial statements do not reflect any changes that may occur in the financing and operations of VSEA as a result of the Distribution.

   This discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the interim combined financial statements of the Semiconductor Equipment Business and notes thereto, as well as the information contained under the headings "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's report on Form 10/A filed with the Securities and Exchange Commission.

Results of Operations

 Three Months Ended April 2, 1999 Compared to Three Months Ended April 3, 1998

   Revenue. VSEA's revenue of $53.2 million in the second quarter of fiscal year 1999 was 49% lower than its revenue of $105.1 million in the second quarter of fiscal year 1998. This decrease in revenue was primarily attributable to the worldwide slowdown in the semiconductor industry that started in the first half of fiscal year 1998, accelerated in the fourth quarter of fiscal year 1998, and continued into the second quarter of fiscal year 1999. The decrease in semiconductor manufacturing capacity utilization resulted in reduced semiconductor equipment demand and these conditions have adversely affected VSEA's results of operations. While excess capacity in the semiconductor manufacturing industry remained relatively stable between the fourth quarter of fiscal year 1998 and the second quarter of fiscal year 1999, certain market segments for fabrication equipment have stabilized or modestly improved. The low demand for semiconductor equipment is expected to continue to influence VSEA's results through the end of fiscal year 1999.

   Royalty income of $0.9 million in the second quarter of fiscal year 1999 was 33% below royalty income in the second quarter of fiscal year 1998, mainly due to the semiconductor industry slowdown.

  International revenue was $34.5 million, or 65% of total revenue, in the second quarter of fiscal year 1999, compared to $69.8 million, or 66% of total revenue, in the second quarter of fiscal year 1998. VSEA's North American (primarily U.S.) revenue increased to 35% of revenue in the second quarter of fiscal year 1999 from 34% of total revenue in the second quarter of fiscal year 1998, while its European region revenue increased to 23% of total revenue in the second quarter of fiscal year 1999 from 19% of total revenue in the second quarter of fiscal year 1998. The aggregate revenue from Taiwan, Japan, Korea and the Pacific Rim decreased as a percentage of total revenue, representing 42% of total revenue in the second quarter of fiscal year 1999 and 47% of total revenue in the second quarter of fiscal year 1998.

   Gross Profit. VSEA's gross profit of $3.8 million in the second quarter of fiscal year 1999 equaled 7% of revenues of $53.2 million, well below the $37.6 million of gross profit, or 36% of revenues of $105.1 million, in the second quarter of fiscal year 1998. The decrease in gross profit as a percentage of revenue from the second quarter of fiscal year 1998 to the second quarter of fiscal year 1999 was attributable to the slowdown in product demand, excess capacity, and additional charges of $5.9 million associated primarily with inventory provisions for the realignment of product offerings and writing down discontinued product inventory. The under-utilization of manufacturing facilities, together with costs of current staff recruiting and training for the anticipated upturn, resulted in unfavorable overhead variances for the second quarter of fiscal year 1999.

   Research and Development. Research and development expenses were $10.5 million, or 20% of revenue, in the second quarter of fiscal year 1999, compared with $8.4 million, or 8% of revenue, in the second quarter of fiscal year 1998. Following the acquisition in July 1998 of the high-energy ion implantation equipment product line of Genus, Inc., ("Genus"), VSEA has subsequently discontinued a parallel product development research contract, incurring charges of $1.6 million, which are included in the $10.5 million of expense for the second quarter of fiscal year 1999.

   Marketing. Marketing expenses were $9.1 million, or 17% of revenue, in the second quarter of fiscal year 1999, down $1.0 million from the $10.1 million, or 10% of revenue, in the second quarter of fiscal year 1998.

   General and Administrative. General and administrative expenses were $9.1 million in the second quarter of fiscal year 1999 compared to $4.0 million in the second quarter of fiscal year 1998, representing 17% and 4% of revenues, respectively. Along with the restructuring activity, recorded separately, there were additional one-time administrative costs associated with the reorganization, including travel and staff training, office rearrangements and some staff relocation, mainly incurred within the second quarter. Management expects some continuing effects of these costs in the third and fourth quarters.

   Restructuring Charges. In the second quarter of fiscal year 1999, VSEA recorded a restructuring charge of $2.7 million resulting primarily from the slowdown in the semiconductor industry. Included in the restructuring charge is $1.4 million to cover the costs expended associated with the cancellation of the planned expansion of manufacturing facilities in the United States and Japan. Expenditures of $1.2 million were made in the quarter. The remaining accrual of $0.2 million is expected to be paid in the third quarter of fiscal year 1999.

   The remainder of the restructuring charge consisted of $1.3 million recorded in the second quarter of fiscal year 1999 to cover termination costs for a reduction in workforce of 69 employees, (approximately 5% of worldwide VSEA employment). As of April 2, 1999, $0.5 million of the termination costs had been expended. The accrual balance of $0.7 million is expected to be expended within the following two quarters. The Company does not expect significant cost savings over the long term, as it is anticipated that employment levels will increase in other Company locations as the semiconductor industry recovers.

   Taxes on Earnings. VSEA recorded a tax benefit of $8.4 million in the second quarter of fiscal year 1999, compared to $4.5 million of expense in the second quarter of fiscal year 1998. The effective income tax rate was 30.4% in the second quarter of fiscal year 1999, compared to 30.1% in the second quarter of fiscal year 1998. Following the Distribution, VSEA will be taxed as an independent entity in the jurisdictions in which it operates. As a result, it will be subject to tax in jurisdictions in which it has profits that cannot be offset by losses in other jurisdictions, which could result in an effective income tax rate higher than that which it experienced historically.

   Net Loss. Net loss was $19.2 million, ($0.63) per share, in the second quarter of fiscal year 1999. This compares to $10.5 million of net earnings, $0.34 per share, in the second quarter of fiscal year 1998.

 Six Months Ended April 2, 1999 Compared to Six Months Ended April 3, 1998

   Revenue. VSEA's revenue of $100.6 million for the first six months of 1999 was 54% lower than its revenue of $219.4 million in the first six months of 1998. This decrease in revenue was primarily attributable to the worldwide slowdown in the semiconductor industry that started in the first half of fiscal year 1998, accelerated in the fourth quarter of fiscal year 1998, and continued into the second quarter of fiscal year 1999. The decrease in semiconductor manufacturing capacity utilization resulted in reduced semiconductor equipment demand and these conditions have adversely affected VSEA's results of operations. While excess capacity in the semiconductor manufacturing industry remained relatively stable between the fourth quarter of fiscal year 1998 and the first six months of 1999, certain market segments for fabrication equipment have stabilized or modestly improved. The low demand for semiconductor equipment will continue to influence VSEA's results through the end of fiscal year 1999.

   Royalty income for the first six months of 1999 of $1.9 million decreased by $6.8 million or 78% from royalty income of $8.7 million for the first six months of 1998, during which time VSEA received its final royalty payment from TEL in connection with the termination of the distribution agreement between TEL and VAI.

   International revenue was $60.8 million, or 60% of total revenue, for the first six months of 1999, compared to $152.3 million, or 69% of total revenue, for the first six months of 1998. VSEA's North American revenue increased as a percentage of revenue to 40% of total revenue in the first six months of 1999 from 31% of total revenue for the first six months of 1998, while its European region revenue increased to 21% of total revenue in the first six months of 1999 from 17% of total revenue in the first six months of 1998. The aggregate from Taiwan, Japan, Korea and the Pacific Rim decreased as a percentage of revenue, representing 39% of total revenue in the first six months of 1999 and 52% of total revenue in the first six months of 1998.

   The trend during fiscal year 1999 has shown revenue increasing over prior quarters. Revenue for the first quarter of 1999 was 13% above revenue for the last quarter of fiscal year 1998, and revenue in the second quarter of this year was 12% above revenue in the first quarter of this year.

   Gross Profit. VSEA's gross profit of $15.9 million in the first six months of 1999 was 16% of revenue, compared to $87.1 million, or 40% of revenue, in the first six months of 1998. The decrease in gross profit as a percentage of revenue from the first six months of 1998 to the first six months of 1999 was attributable primarily to the industry slowdown in product demand and costs associated with excess capacity in VSEA's operations, together with $5.9 million in additional charges primarily with inventory provisions for the realignments in product offerings as a result of the acquisition of Genus products and writing down discontinued product inventory. The under-utilization of manufacturing facilities, together with costs of current staff recruiting and training for the anticipated upturn, resulted in unfavorable overhead variances for the second quarter of fiscal year 1999.

   Research and Development. Research and development was maintained at a high level, despite the lower revenues in 1999 compared with 1998. Research and development expenses were $18.2 million for the first six months of fiscal year 1999 and 1998, or 18% and 8% of revenue, respectively. For the first six months of 1999 research and development expense included $1.6 million in contract cancellation charges relating to the discontinuance of a parallel product development research program, following the acquisition of the high-energy ion implantation product line of Genus, Inc.

   Marketing. Marketing expenses of $16.5 million, or 16% of revenue, in the first six months of 1999 were down 24% from the $21.9 million, or 10% of revenue, in the first six months of 1998. In part this was a reflection of cost controls with additional shutdown periods over the past six months.

   General and Administrative. General and administrative expenses were $16.5 million in the first six months of 1999 and $10.6 million for the first six months of 1998, representing 16% and 5% of revenues, respectively. General and administrative expenses were higher in 1999 because of additional costs associated with the actions taken in response to the semiconductor industry downturn, including a workforce reduction of 69 employees (approximately 5% of VSEA's employees worldwide). Additional one-time costs were incurred to manage the separation from VAI and establishment of VSEA.

   Taxes on Earnings. VSEA recorded a tax benefit of $12.0 million in the first half of fiscal year 1999, compared to $10.9 million of expense in the first six months of fiscal year 1998. The effective income tax rate was 31.7% in the first half of fiscal year 1999, compared to 30.1% in the first half of fiscal year 1998. Following the Distribution, VSEA will be taxed as an independent entity in the jurisdictions in which it operates. As a result, it will be subject to tax in jurisdictions in which it has profits that cannot be offset by losses in other jurisdictions which could result in an effective income tax rate higher than that which it experienced historically.

   Net Loss. Net loss was $25.9 million, ($0.85) per share, for the first six months of 1999. This compares to $25.4 million of net earnings, $0.83 per share, for the first six months of 1998.

Recent Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. SFAS No. 131 is effective for VSEA's 1999 fiscal year. The impact of the implementation of SFAS No. 131 on the reporting of VSEA's segment information has not yet been determined.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and is effective for VSEA's 2000 fiscal year. The impact of the implementation of SFAS No. 133 on the consolidated financial statements of VSEA has not yet been determined.

Liquidity and Capital Resources

   VSEA's debt has historically been incurred or managed at the parent level. In connection with the Distribution, VSEA assumed $5.0 million of VAI's Notes Payable. VSEA will not be able to rely on the earnings, assets or cash flows of VMS or IB after the Distribution nor, however, will its earnings, assets or cash flows be used to contribute to the capital requirements of those entities.

   VAI has used a centralized cash management system to finance its operations. Cash deposits from most of the businesses are transferred to VAI on a daily basis, and VAI funds its required disbursements. As the result, VSEA reported no cash and cash equivalents at October 2, 1998. Pursuant to the Distribution Agreement, VSEA received a cash contribution from VAI such that VSEA's cash and cash equivalents equaled $99.5 million and its consolidated debt, consisting of notes payable, was $5.0 million. Such cash and cash equivalents are expected to represent VSEA's principal source of liquidity for the foreseeable future.

   During the first six months of 1999, VSEA consumed $12.6 million of cash in operations, compared to the use of $15.2 million in the first six months of 1998.

   During the first six months of 1999, VSEA used $1.4 million for investing activities, compared to $15.8 million that was used during the first six months of 1998.

   As a consequence of the industry slowdown, VSEA currently has no plans to materially modify or expand its facilities or to make other material capital expenditures.

   VSEA's liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Although VSEA's cash requirements will fluctuate based on the timing and extent of these factors, VSEA's management believes that cash generated from operations, together with the cash contribution made by VAI to VSEA at the time of the Distribution and VSEA's borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the current fiscal year and fiscal year 2000.

Environmental Matters

   The Company's operations are subject to various foreign, federal, state and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. This includes discharges into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. In addition, several countries are reviewing proposed regulations that would require manufacturers to dispose of their products at the end of a product's useful life. These laws have the effect of increasing costs and potential liabilities associated with the conduct of such operations.

   In the Distribution Agreement, the Company has agreed to indemnify VMS and IB for one-third of environmental investigation and remediation costs (after adjustment for any insurance proceeds and tax benefits expected to be realized upon the payment of such costs), as further described below.

   VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under CERCLA at eight sites where VAI is alleged to have shipped waste for recycling or disposal. VAI is also involved in environmental investigations and/or remediation work pursuant to environmental laws, generally under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current or former VAI facilities. Expenditures by VAI for environmental investigations and remediation work amounted to $1.3 million for the first six months of fiscal 1999, compared to $4.9 million in fiscal year 1998, $2.3 million in fiscal year 1997 and $5.2 million in fiscal year 1996.

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the probable future costs of such activities. As of April 2, 1999, VAI estimated that the future exposure for environmental related investigation and remediation costs for these sites and facilities ranged in the aggregate from $21.0 million to $48.3 million. The time frame over which VAI expects to incur these costs varies with each site and facility, ranging up to approximately 30 years as of April 2, 1999. Management of VAI believes that no amount in the foregoing range of estimated future costs is more likely to be incurred than any other amount in such range and therefore VAI had accrued $21.0 million in estimated environmental costs as of April 2, 1999. The amount accrued has not been discounted to present value.

   VAI has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities at other sites and facilities. As of April 2, 1999, VAI estimated that its aggregate future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged from $39.2 million to $73.0 million. The time frame over which these costs are expected to be incurred varies with each site or facility, ranging up to approximately 30 years as of April 2, 1999. As to each of these sites or facilities, management of VAI determined: (i) that a particular amount within the range of estimated costs better estimates of future environmental liability than any other amounts within the range; and
(ii) that it may reasonably determine the timing of those future costs. Together, these amounts totaled $50.6 million at April 2, 1999. Accordingly, VAI had accrued $21.9 million as of April 2, 1999, which represents management's best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $21.0 million described in the preceding paragraph.

   VSEA recorded $8.9 million as its portion of the foregoing estimated future costs for environmental liability of VAI as of April 2, 1999. The foregoing amounts are only estimates of anticipated future environmental related costs, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites and facilities involved. VAI anticipates that most of these cost ranges will narrow as investigation and remediation activities progress.

   The Company believes that its reserves are adequate, but as the scope of its obligation becomes more clearly defined, these reserves may be modified and related charges against earnings may be made. Although any ultimate liability arising from environmental related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to VSEA's financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to VSEA's management and its best assessment of the ultimate amount and timing of environmental related events, management believes that the costs of these environmental related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of VSEA.

   VAI evaluates its liability for environmental-related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies with respect to which VAI believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. VAI has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of VAI's past and future environmental-related expenditures. The Company's portion of this receivable is $1.2 million at April 2, 1999. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

Year 2000

   General. The "Year 2000" problem refers to computer systems (hardware, software and devices) and other equipment with embedded microprocessors ("non-IT equipment") which use only the last two digits to refer to a year, and which therefore might not properly recognize a year that begins with "20" instead of the familiar "19." As a result, those computer systems and non-IT equipment might be unable to operate or process accurately certain date-sensitive data before or after January 1, 2000. Because VSEA relies heavily on computer systems and non-IT equipment, and relies on third parties which themselves rely on computer systems and non-IT equipment, the Year 2000 problem if not addressed could adversely effect VSEA's business, results of operations and financial condition.

   State of Readiness. VSEA has initiated a comprehensive assessment of potential Year 2000 problems with respect to (1) its internal systems, (2) its products and (3) significant third parties with which VSEA does business.

   VSEA has substantially completed its assessment of potential Year 2000 problems in internal systems, which systems have been categorized as follows, in order of importance: (a) enterprise information systems; (b) enterprise networking and telecommunications; (c) factory-specific information systems;
(d) non-IT systems; (e) computers and packaged software; and (f) facilities systems. With respect to enterprise information systems, in 1994 VAI initiated replacement of its existing systems with a single company-wide system supplied by SAP America, Inc., which system is designed and tested by SAP for Year 2000 capability. Installation of that system has been staged to replace first those existing systems that are not Year 2000 capable. Installation of the new SAP system is approximately 70% complete, with 90% completion expected by July 1999 and full completion expected by the end of 1999. Upgrade of enterprise information systems is approximately 88% complete, with 96% completion expected by July 1999 and 100% completion expected by December 1999; upgrade of networking and telecommunications systems is complete; upgrade of factory-specific information systems is approximately 42% complete, with 67% completion expected by July 1999 and 94% completion expected by December 1999; and upgrade of non-IT systems, computers and packaged software is approximately 65% complete, with 100% completion expected by October 1999 (except in the case of some computers and packaged software, which might not be completed until December 1999) and upgrade of facilities systems is approximately 50% complete, with 100% completion expected by July 1999.

   VSEA has initiated an assessment of potential Year 2000 problems in its current and previously-sold products. With respect to current products, that assessment and corrective actions are complete, and VSEA believes that all of its current products are Year 2000 capable; however, that conclusion is based in part on Year 2000 assurances or warranties from suppliers of computer programs and non-IT systems which are integrated into or sold with VSEA's current products.

   With respect to previously-sold products, VSEA does not intend to assess Year 2000 preparedness of every product it has sold, but rather is assessing products that will be under written warranties or are still relatively early in their useful life, are more likely to be dependent on non-IT systems that are not Year 2000 capable and cannot be easily upgraded with readily available externally-utilized computers and packaged software or with internally developed software. These assessments are expected to be substantially completed by June 1999. Where VSEA identifies previously sold products that are not Year 2000 capable, VSEA intends in some cases to develop and offer to sell upgrades or retrofits, identify corrective measures which the customer could itself undertake or identify for the customer other suppliers of upgrades or retrofits. There may be instances where VSEA will be required to repair and/or upgrade such products at its own expense. Schedules for completing those corrective actions vary considerably among VSEA's businesses and products, but are generally expected to be substantially completed by July 1999.

   VSEA is still assessing potential Year 2000 problems of third parties with which VSEA has material relationships, which are primarily suppliers of products or services. These assessments will identify and prioritize critical suppliers, review those suppliers' written assurances on their own assessments and correction of Year 2000 problems, and develop appropriate contingency plans for those suppliers which might not be adequately prepared for Year 2000 problems. In this respect, VSEA is requiring its suppliers to complete a questionnaire that was prepared and recommended by SEMATECH, an industry group comprised of U.S. semiconductor manufacturers and designed to assess each supplier's Year 2000 readiness. Additionally, officials of VSEA plan to visit and audit the Year 2000 compliance efforts of all sole source suppliers, or those having a software content in their products. These assessments are expected to be substantially completed by August 1999.

   Costs. As of April 2, 1999, VSEA estimates that it had incurred costs less than $1 million to assess and correct Year 2000 problems. Although difficult to assess, based on its assessment to date, VSEA estimates that it will incur less than $1 million in additional costs to assess and correct Year 2000 problems, which costs are expected to be incurred throughout fiscal year 1999 and the first half of fiscal year 2000. All of these costs have been and will continue to be expensed as incurred.

   This estimate of future costs has not been reduced by expected recoveries from certain third parties, which are subject to indemnity, reimbursement or warranty obligations for Year 2000 problems. In addition, VSEA expects that certain costs will be offset by revenue generated by the sale of upgrades and retrofits and other customer support services relating to Year 2000 problems. However, there can be no assurance that VSEA's actual costs to assess and correct Year 2000 problems will not be higher than the foregoing estimate.

   Risks. Failure of VSEA and its key suppliers to accurately assess and correct Year 2000 problems, would likely result in interruption of certain of VSEA's normal business operations, which could have a material adverse effect on VSEA's business, results of operations and financial condition. If VSEA does not adequately identify and correct Year 2000 problems in its information systems it could experience an interruption in its operations, including manufacturing, order processing, receivables collection and accounting, such that there would be delays in product shipments, lost data and a consequential impact on revenues, expenditures and financial reporting. If VSEA does not adequately identify and correct Year 2000 problems in its non-IT systems it could experience an interruption in its manufacturing and related operations, such that there would be delays in product shipments and a consequential impact on revenues. If VSEA does not adequately identify and correct Year 2000 problems in previously-sold products it could experience warranty or product liability claims by users of products which do not function correctly. If VSEA does not adequately identify and correct Year 2000 problems of the significant third parties with which it does business it could experience an interruption in the supply of key components or services from those parties, such that there would be delays in product shipments or services and a consequential impact on revenues.

   Management believes that appropriate corrective actions have been or will be accomplished within the cost and time estimates stated above. Although VSEA does not expect to be 100% Year 2000 compliant by the end of 1999, VSEA does not currently believe that any Year 2000 non-compliance in VSEA's information systems will have a material adverse effect on VSEA's business, results of operations or financial condition. However, given the inherent complexity of the Year 2000 problem, there can be no assurance that actual costs will not be higher than currently anticipated or that corrective actions will not take longer than currently anticipated to complete. Risk factors which might result in higher costs or delays include the ability to identify and correct in a timely fashion Year 2000 problems; regulatory or legal obligations to correct Year 2000 problems in previously-sold products; ability to retain and hire qualified personnel to perform assessments and corrective actions; the willingness and ability of critical suppliers to assess and correct their own Year 2000 problems, including the products they supply to VSEA; and the additional complexity which will likely be caused by undertaking during fiscal year 1999 and fiscal year 2000 the separation of currently shared enterprise information systems as a result of the Distribution. Because of uncertainties as to the extent of Year 2000 problems with VSEA's previously-sold products and the extent of any legal obligation of VSEA to correct Year 2000 problems in those products, VSEA cannot yet assess risks to VSEA with respect to those products. Because its assessments are not yet complete, VSEA also cannot yet conclude that the failure of critical suppliers to assess and correct Year 2000 problems is not reasonably likely to have a material adverse effect on VSEA's results of operations.

   Contingency Plans. With respect to VSEA's enterprise information systems, VSEA has a contingency plan if the SAP system is not fully installed before December 31, 1999. That plan primarily involves installation where necessary of a Year 2000 capable upgrade of existing information systems pending complete installation of the SAP system. That upgrade is currently in acceptance testing, and if functional will be held for contingency purposes.

   With respect to products and significant third parties, VSEA intends, as part of its on-going assessment of potential Year 2000 problems, to develop contingency plans for more critical problems that might not have been corrected by December 31, 1999. It is currently anticipated that the focus of these contingency plans will be the possible interruption of supply of key components or services from third parties.

Forward Looking Information

   This Management's Discussion and Analysis contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms "believes", "anticipates", "expects", "plans" or similar expressions, are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: product demand and market acceptance risks; the effect of general economic conditions and foreign currency fluctuations; the impact of competitive products and pricing; new product development and commercialization; the ability to increase operating margins on higher sales; the impact of economic conditions in Korea and other Asian markets on sales in those areas; the timing of renewed growth in worldwide semiconductor equipment demand; successful implementation by the Company and certain third parties of corrective action to address the impact of the Year 2000; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   There have been no material changes in information reported under "Market Risk" in the Company's Registration Statement on Form 10, as amended, originally filed with the Securities and Exchange Commission on February 12, 1999.

                          PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

   Information required by this Item is provided in Note 11 ("Contingencies") to the Consolidated Condensed Financial Statements.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

 Exhibit No.                             Description
 -----------                             -----------
  2.1        Distribution Agreement among Varian Associates, Inc., Varian
             Semiconductor Equipment Associates, Inc. and Varian, Inc. dated as of January 14, 1999.+
  3.1        Form of Restated Certificate of Incorporation of Varian
             Semiconductor Equipment Associates, Inc. to be in effect upon the effectiveness of the Distribution.+
  3.2        Form of By-Laws of Varian Semiconductor Equipment Associates, Inc.
             to be in effect upon the effectiveness of the Distribution.+
  4.1        Specimen Common Stock Certificate.+
  4.2        Rights Agreement dated February 19, 1999.+
 10.1        Form of Employee Benefits Allocation Agreement among Varian
             Associates, Inc., Varian Semiconductor Equipment Associates, Inc.
             and Varian, Inc.+
 10.2        Form of Intellectual Property Agreement among Varian Associates,
             Inc., Varian Semiconductor Equipment Associates, Inc. and Varian,
             Inc.+
 10.3        Form of Tax Sharing Agreement among Varian Associates, Inc.,
             Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.+
 10.4        Form of Transition Services Agreement among Varian Associates,
             Inc., Varian Semiconductor Equipment Associates, Inc. and Varian,
             Inc.+
 10.5        Form of Change in Control Agreement for CEO.+
 10.6        Form of Change in Control Agreement for Chief Financial Officer.+
 10.7        Form of Change in Control Agreement for Senior Executives.+
 10.8        Form of Indemnity Agreement with Directors and Officers.+
 10.9        Varian Semiconductor Equipment Associates, Inc. Omnibus Stock
             Plan.+
 10.10       Varian Semiconductor Equipment Associates, Inc. Management
             Incentive Plan.+
 10.11       Agreement, dated as of July 24, 1998, between Varian Associates,
             Inc. and High Voltage Engineering Europa B.V.+
 10.12       Supplemental Retirement Plan adopted February 19, 1999.+
 27          Financial Data Schedule.*

--------
+ Incorporated by reference to the Company's Registration Statement on Form 10, as amended (SEC File No. 000-25395), originally filed on February 12, 1999.
*  Filed herewith.

     (b) Reports on form 8-K. The Company did not file any reports on Form 8-K during the quarter ended April 2, 1999.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VARIAN SEMICONDUCTOR EQUIPMENT
                                          ASSOCIATES, INC.
                                           Registrant


                                               /s/ Ernest L. Godshalk
                                          By: _________________________________
                                                      Ernest L. Godshalk
                                              Vice President and Chief
                                               Financial Officer

Date May 17, 1999

                               INDEX OF EXHIBITS

 Exhibit No.                             Description
 -----------                             -----------
  2.1        Distribution Agreement among Varian Associates, Inc., Varian
             Semiconductor Equipment Associates, Inc. and Varian, Inc. dated as of January 14, 1999.+
  3.1        Form of Restated Certificate of Incorporation of Varian
             Semiconductor Equipment Associates, Inc. to be in effect upon the effectiveness of the Distribution.+
  3.2        Form of By-Laws of Varian Semiconductor Equipment Associates, Inc.
             to be in effect upon the effectiveness of the Distribution.+
  4.1        Specimen Common Stock Certificate.+
  4.2        Rights Agreement dated February 19, 1999.+
 10.1        Form of Employee Benefits Allocation Agreement among Varian
             Associates, Inc., Varian Semiconductor Equipment Associates, Inc.
             and Varian, Inc.+
 10.2        Form of Intellectual Property Agreement among Varian Associates,
             Inc., Varian Semiconductor Equipment Associates, Inc. and Varian,
             Inc.+
 10.3        Form of Tax Sharing Agreement among Varian Associates, Inc.,
             Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.+
 10.4        Form of Transition Services Agreement among Varian Associates,
             Inc., Varian Semiconductor Equipment Associates, Inc. and Varian,
             Inc.+
 10.5        Form of Change in Control Agreement for CEO.+
 10.6        Form of Change in Control Agreement for Chief Financial Officer.+
 10.7        Form of Change in Control Agreement for Senior Executives.+
 10.8        Form of Indemnity Agreement with Directors and Officers.+
 10.9        Varian Semiconductor Equipment Associates, Inc. Omnibus Stock
             Plan.+
 10.10       Varian Semiconductor Equipment Associates, Inc. Management
             Incentive Plan.+
 10.11       Agreement, dated as of July 24, 1998, between Varian Associates,
             Inc. and High Voltage Engineering Europa B.V.+
 10.12       Supplemental Retirement Plan adopted February 19, 1999.+
 27          Financial Data Schedule.*

--------
+ Incorporated by reference to the Company's Registration Statement on Form 10, as amended (SEC File No. 000-25395), originally filed on February 12, 1999.
*  Filed herewith.