Form 10-Q/A
period 1999-04-02
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 1999-05-27
CIK 1079023

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                AMENDMENT NO. 1
                                      To
                                   FORM 10-Q

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

                               EXPLANATORY NOTE

   This amendment is filed solely to correct a filing agent's typographical error in the Consolidated Condensed Statements of Cash Flows included in the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999 (the "Original Form 10-Q"). The Consolidated Condensed Statements of Cash Flows in the Original Form 10-Q indicated (Amounts in Thousands) that the Registrant had Cash and Cash Equivalents at the end of the period ending April 2, 1999, of $999,457, which amount should have been $99,457, the same amount as shown as the Net Increase in cash and cash equivalents within the period.

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

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                     For The Six Months Ended
                                                    ---------------------------
                                                    April 2, 1999 April 3, 1998
                                                    ------------- -------------
Operating Activities
Net cash used in operating activities..............   $(12,634)     $(15,150)
                                                      --------      --------
Investing Activities
Purchase of fixed assets...........................     (1,421)      (10,004)
Reallocation of subsidiary.........................        --          2,531
Purchase of subsidiary.............................        --         (8,363)
                                                      --------      --------
Net cash used in investing activities..............     (1,421)      (15,836)
                                                      --------      --------
Financing Activities
Net transfers from Varian Associates, Inc..........    114,344        29,873
                                                      --------      --------
Net cash provided by financing activities..........    114,344        29,873
                                                      --------      --------
Effects of Exchange Rate Changes on Cash...........       (832)        1,113
                                                      --------      --------
Net increase in cash and cash equivalents..........     99,457           --
Cash and cash equivalents at beginning of period...        --            --
                                                      --------      --------
Cash and Cash Equivalents at End of Period.........   $ 99,457      $    --
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

--------
+ Incorporated by reference to the Company's Registration Statement on Form 10, as amended (SEC File No. 000-25395), originally filed on February 12, 1999.
*  Previously filed.

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

Date May 27, 1999