Form 10-Q
period 1999-07-02
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 1999-08-16
CIK 1079023

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

                  For the quarterly period ended July 2, 1999

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of the registrant's common stock outstanding as of August 10, 1999 was 30,441,234 shares of $0.01 par value common stock.

   An index of exhibits filed with this Form 10-Q is located on page 21.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                  (Unaudited)

                               Three months ended         Nine months ended
                            ------------------------- -------------------------
                            July 2, 1999 July 3, 1998 July 2, 1999 July 3, 1998
                            ------------ ------------ ------------ ------------

Revenue...................    $63,847      $81,766      $164,407     $301,141
                              -------      -------      --------     --------
Operating Costs and
 Expenses
Cost of revenue...........     41,926       58,565       126,552      190,887
Research and development..      9,312        9,945        27,521       28,190
Marketing.................      9,359        8,754        25,877       30,618
General and
 administrative...........      9,391        3,508        25,842       14,099
Restructuring costs.......         --           --         2,688           --
                              -------      -------      --------     --------
Total operating costs and
 expenses.................     69,988       80,772       208,480      263,794
                              -------      -------      --------     --------
Operating (loss)
 earnings.................     (6,141)         994       (44,073)      37,347
Interest income...........      1,157           --         1,157           --
                              -------      -------      --------     --------
(Loss) earnings before
 taxes....................     (4,984)         994       (42,916)      37,347
Income tax (benefit)
 provision on (loss)
 earnings.................     (1,580)          93       (13,600)      11,041
                              -------      -------      --------     --------
Net (loss) earnings.......    $(3,404)     $   901      $(29,316)    $ 26,306
                              =======      =======      ========     ========
  Weighted average shares
   outstanding--basic.....     30,423       30,423        30,423       30,423
                              =======      =======      ========     ========
  Weighted average shares
   outstanding--diluted...     30,423       30,508        30,423       30,508
                              =======      =======      ========     ========
  Net (loss) earnings per
   share--basic...........    $ (0.11)     $  0.03      $  (0.96)    $   0.86
                              =======      =======      ========     ========
  Net (loss) earnings per
   share--diluted.........    $ (0.11)     $  0.03      $  (0.96)    $   0.86
                              =======      =======      ========     ========


     See accompanying notes to condensed consolidated financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)

                                                          July 2,   October 2,
                                                           1999        1998
                                                        ----------- ----------
                                                        (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents..............................  $ 89,024    $    --
Accounts receivable, net...............................    60,093      62,677
Inventories............................................    52,210      60,692
Other current assets...................................    46,397      38,754
                                                         --------    --------
Total Current Assets...................................   247,724     162,123
                                                         --------    --------
Property, plant and equipment..........................    88,238      84,128
Accumulated depreciation and amortization..............   (52,033)    (45,314)
                                                         --------    --------
Net property, plant and equipment......................    36,205      38,814
Other assets...........................................    23,307      23,689
                                                         --------    --------
Total Assets...........................................  $307,236    $224,626
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable..........................................  $  4,878    $    --
Accounts payable.......................................    13,553      10,513
Accrued expenses.......................................    73,637      77,050
Product warranty.......................................    16,092      21,435
Advance payments from customers........................     7,194       3,631
                                                         --------    --------
Total Current Liabilities..............................   115,354     112,629
Long-term accrued expenses.............................     7,896       6,796
Deferred taxes.........................................       745       1,952
                                                         --------    --------
Total Liabilities......................................   123,995     121,377
                                                         --------    --------
Contingencies (Note 10)
Stockholders' Equity
Preferred stock, par value $.01; authorized 5,000,000
 shares, issued none...................................       --          --
Common stock, par value $.01; authorized 150,000,000
 shares, issued and outstanding 30,422,792 at July 2,
 1999..................................................       304         --
Capital in excess of par value.........................   186,341         --
Divisional equity......................................       --      103,249
Accumulated deficit....................................    (3,404)        --
                                                         --------    --------
Total Stockholders' Equity.............................   183,241     103,249
                                                         --------    --------
Total Liabilities and Stockholders' Equity.............  $307,236    $224,626
                                                         ========    ========

     See accompanying notes to condensed consolidated financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                          For The Nine Months Ended
                          -------------------------
                          July 2, 1999 July 3, 1998
                          ------------ ------------
Operating Activities
Net cash (used in)
 provided by operating
 activities.............    $(23,296)    $ 11,056
                            --------     --------
Investing Activities
Purchase of property,
 plant and equipment....      (2,466)     (11,069)
Reallocation of
 subsidiary.............         --         2,531
Acquisition, net of cash
 acquired...............         --        (8,363)
                            --------     --------
Net cash used in
 investing activities...      (2,466)     (16,901)
                            --------     --------
Financing Activities
Net transfers from
 Varian Associates,
 Inc....................     114,344        4,795
                            --------     --------
Net cash provided by
 financing activities...     114,344        4,795
                            --------     --------
Effects of exchange rate
 changes on cash........         442        1,050
                            --------     --------
Net increase in cash and
 cash equivalents.......      89,024          --
Cash and cash
 equivalents at
 beginning of period....         --           --
                            --------     --------
Cash and Cash
 Equivalents at End of
 Period.................    $ 89,024     $    --
                            ========     ========


     See accompanying notes to condensed consolidated financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Interim Condensed Consolidated Financial Statements

   These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the report on Form 10/A filed by Varian Semiconductor Equipment Associates, Inc. ("VSEA" or the "Company") with the Securities and Exchange Commission. In the opinion of the Company, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three and nine months ended July 2, 1999 are not necessarily indicative of the results to be expected for a full year or for any other period.

Note 2. Basis of Presentation

   The interim condensed consolidated financial statements of the Company generally reflect the financial position, results of operations and cash flows of the Company as of and for the three month period ending July 2, 1999, together with operations prior to April 2, 1999, which had been part of the former Varian Associates, Inc. ("VAI"). Until April 2, 1999, the Company's business was operated as part of VAI. On April 2, 1999, VAI contributed its Semiconductor Equipment Business ("SEB") to the Company, then distributed to the holders of record of VAI common stock one share of common stock of the Company for each share of VAI common stock owned on March 24, 1999 (the "Distribution"). At the same time, VAI contributed its Instruments Business ("IB") to Varian, Inc. and distributed to the holders of record of VAI common stock one share of common stock of IB for each share of VAI common stock owned on March 24, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. ("VMS") effective as of April 2, 1999. These transactions were accomplished under the terms of a Distribution Agreement by and among the Company, VAI, hereafter referred to as VMS for periods following the Distribution, and IB (the "Distribution Agreement"). For purposes of providing an orderly transition and to define certain ongoing relationships between and among the Company, VMS and IB after the Distribution, the Company, VMS and IB also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement (collectively, the "Distribution Related Agreements").

   The condensed consolidated financial statements for periods ended on or before April 2, 1999 reflect SEB as operated by VAI. For periods prior to April 3, 1999, where it was practicable to identify specific VAI corporate amounts within the SEB activities, such amounts have been included in the accounts reflected in the condensed consolidated financial statements. The condensed consolidated financial statements also include allocations of certain VAI corporate assets (including pension assets), liabilities (including profit sharing and pension benefits), and expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury, and other VAI corporate overhead) to SEB through April 2, 1999. These amounts have been allocated to SEB on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by SEB. Typical measures and activity indicators used for allocation purposes include headcount, sales revenue, and payroll expense. The Company believes that the methods used to allocate these amounts are reasonable. However, these allocations are not necessarily indicative of the amounts that would have been or that will be recorded by the Company on a stand-alone basis.

Note 3. Nonrecurring Charges/Restructuring

   During the second quarter of fiscal year 1999, the Company recognized pretax restructuring and other non-recurring charges of $11.6 million. The actions taken were primarily in response to a downturn in the

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

semiconductor equipment industry. Year to date cost of revenue includes charges of $5.9 million resulting from the realignment of product offerings, including writing down inventory associated with a discontinued product line. Year to date research and development expense includes $1.6 million in charges within the second quarter associated with the discontinuance of a parallel product development research contract following the acquisition in July 1998 of the high-energy ion implantation equipment product line of Genus, Inc. ("Genus"). Other one-time costs incurred in the second quarter of $1.5 million resulted from consolidation and reorganization activities, including office and employee relocations.

   Year to date restructuring costs of $2.7 million included $1.4 million resulting from the cancellation of plans for expansion of manufacturing facilities in the United States and Japan and $1.3 million to cover termination costs for a reduction in workforce of 69 employees (approximately 5% of worldwide VSEA employment). As of July 2, 1999, $0.8 million of the termination costs had been paid with a total accrual balance of $0.4 million remaining. A summary of the related accrued liability balance at July 2, 1999 is as follows:

                                             Total              Non-
                                         Restructuring   Cash   Cash  Accrual
                                            Charge     Payments Items Balance
                                         ------------- -------- ----- -------
                                                (Amounts in millions)
   Lease abandonment and other exit
    costs...............................     $1.4        $1.4   $  0   $0.0
   Employee termination costs...........      1.3         0.8    0.1    0.4
                                             ----        ----   ----   ----
                                             $2.7        $2.2   $0.1   $0.4
                                             ====        ====   ====   ====

Note 4. Earnings Per Share

   Basic earnings (loss) per share is calculated based on net earnings (loss) and the weighted-average number of shares outstanding during the reporting period. The weighted-average number of shares outstanding as of July 2, 1999 was 30,422,729. The weighted-average number of shares outstanding on and before April 2, 1999 was assumed to be the number of shares outstanding on April 2, 1999, immediately following the Distribution. Diluted earnings (loss) per share is calculated based on net earnings (loss) and the sum of the weighted-average number of shares outstanding during the reporting period and the number of potential common shares (when dilutive). For purposes of the diluted earnings (loss) per share calculation, the additional shares issuable upon exercise of stock options were determined using the treasury stock method based on the number of replacement options issuable immediately following the Distribution.

   A reconciliation of the numerator and denominator used in the earnings
(loss) per share calculations is presented as follows:

                                        Three Months Ended  Nine Months Ended
                                        ------------------- -------------------
                                         July 2,   July 3,   July 2,   July 3,
                                          1999       1998     1999       1998
                                        ---------- -------- ---------  --------
   Numerator (in thousands of
   dollars):
   Net (loss) earnings................  $  (3,404) $    901 $ (29,316) $ 26,306

   Denominator (in thousands):
   Denominator for basic (loss)
    earnings per share--
    Weighted average shares
     outstanding......................     30,423    30,423    30,423    30,423
   Effect if dilutive securities:
   Stock options......................        --         85       --         85
                                        ---------  -------- ---------  --------
   Denominator for diluted (loss)
    earnings per share................     30,423    30,508    30,423    30,508
   Basic (loss) earnings per share....  $   (0.11) $   0.03 $   (0.96) $   0.86
   Diluted (loss) earnings per share..  $   (0.11) $   0.03 $   (0.96) $   0.86
                                        =========  ======== =========  ========

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)


   Potential common shares in the form of stock options totaling 6.5 million were excluded from the computation of diluted loss per share for the three and nine month periods ending July 2, 1999 as their effect was anti-dilutive. For the three and nine month periods ending July 3, 1998, options to purchase 2.7 million potential common shares with exercise prices in excess of the underlying market value of the common stock were excluded from the computation.

Note 5. Inventories

   The components of inventories are as follows (in millions):

                                                             July 2, October 2,
                                                              1999      1998
                                                             ------- ----------
   Raw materials and parts..................................  $24.9    $24.7
   Work in process..........................................   21.4     22.5
   Finished goods...........................................    5.9     13.5
                                                              -----    -----
     Total Inventories......................................  $52.2    $60.7
                                                              =====    =====

   If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $20.2 million at July 2, 1999 and $18.0 million at October 2, 1998.

Note 6. Notes Payable

   The $4.9 million of notes payable outstanding at July 2, 1999, payable in Japanese Yen, were assumed in connection with the Distribution. These notes are payable in September 1999 and accrue interest at a rate of 0.8% per annum. The Company plans to renew this note upon maturity.

Note 7. Stockholders' Equity

   As of July 2, 1999, the Company had 30,422,792 shares of common stock outstanding. On April 2, 1999, stockholders of record of VAI on March 24, 1999 received one share of the Company's common stock for each share of VAI common stock then held.

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

   As of July 2, 1999, the Company had outstanding options to purchase an aggregate of 6,494,159 shares of its common stock at a weighted average price of $13.00. Of these options, options to purchase an aggregate of 2,917,461 shares were fully vested and exercisable.

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

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)


Note 8. Recent Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for the Company at the end of fiscal year 1999. The Company has not determined the impact of SFAS No. 130 on the consolidated financial statements.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. SFAS No. 131 is effective for the Company at the end of fiscal year 1999. The Company has not determined the impact of SFAS No. 131 on the reporting of the Company's segment information.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and is effective for the Company's fiscal year 2001. The impact of the implementation of SFAS No. 133 on the consolidated financial statements of the Company has not yet been determined.

Note 9. Foreign Exchange Contracts

   Forward exchange contracts outstanding as of July 2, 1999 are summarized as follows:

                                                    Notional   Contract  Fair
                                                      Value      Rate    Value
                                                   ----------- -------- -------
   Purchased put option contracts:
     Euro......................................... $ 8,231,556  0.9836  $ 4,116
     Japanese Yen................................. $ 4,062,139  127.06  $ 2,031
     Korean Won................................... $ 4,410,268 1244.00  $   --
     Taiwan Dollar................................ $ 3,992,946   34.34  $   --
   Purchased call option contracts:
     British Pound................................ $   315,151    1.69  $   --
   Non-deliverable forward:
     Singapore Dollar............................. $   412,528   1.719  $ 5,225
                                                   -----------          -------
     Total........................................ $21,424,588          $11,372
                                                   ===========          =======

   There were no significant unrealized gains or losses for forward exchange contracts as of July 2, 1999.

Note 10. Contingencies

Environmental Remediation

   In the Distribution Agreement, the Company has agreed to indemnify VMS and IB for one-third of environmental investigation and remediation costs (after adjustment for any insurance proceeds and tax benefits expected to be realized upon the payment of such costs), as further described below.

   VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980,

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

as amended ("CERCLA"), at eight sites where VAI is alleged to have shipped waste for recycling or disposal. VAI is also involved in environmental investigations and/or remediation work pursuant to environmental laws, generally under the direction of, or in consultation with, federal, state, and/or local agencies at certain current or former VAI facilities. VAI's expenditures for environmental investigations and remediation work amounted to $1.8 million for the first nine months of fiscal 1999 compared to $4.9 million in fiscal year 1998, $2.3 million in fiscal year 1997 and $5.2 million in fiscal year 1996.

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the probable future costs of such activities. As of July 2, 1999, VMS estimated that the future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $20.6 million to $48.0 million. The time frame over which VMS expects to incur these costs varies at each site and facility, ranging up to approximately 30 years as of July 2, 1999. VMS management believes that no amount in the foregoing range of estimated future costs is more likely to be incurred than any other amount in such range, and therefore, VMS has accrued $20.6 million in estimated environmental costs as of July 2, 1999. This amount accrued by VMS has not been discounted to present value.

   VMS has gained sufficient knowledge to better estimate the scope and costs of future environmental activities at other sites and facilities. As of July 2, 1999, VMS estimated that its aggregate future exposure for environmental-related investigation and remediation costs for these sites ranged from $39.1 million to $72.9 million. The time frame over which these costs are expected to be incurred varies with each site or facility, ranging up to approximately 30 years as of July 2, 1999. As to each of these sites and facilities, management of VMS has determined: (i) that a particular amount within the range of estimated costs better estimates the future environmental liability than any other amount within the range; and (ii) that it may reasonably determine the timing of those future costs. Together, these amounts totaled $50.4 million at July 2, 1999. Accordingly, VMS has accrued $21.6 million, which represents management's best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $20.6 million described above.

   As of July 2, 1999, the Company's reserve for its portion of environmental liabilities, based upon future environmental related costs estimated by VMS and the Company as of that date and included in long-term and current accrued expenses, is calculated as follows:

                                                           Total     Anticipated
                                             Recurring Non-recurring   Future
   Fiscal Year                                 Costs       Costs        Costs
   -----------                               --------- ------------- -----------
                                                    (Dollars in millions)
   1999.....................................   $ 0.4       $1.0         $ 1.4
   2000.....................................     0.5        0.2           0.7
   2001.....................................     0.5        --            0.5
   2002.....................................     0.5        --            0.5
   2003.....................................     0.5        --            0.5
   Thereafter...............................    10.6        0.6          11.2
                                               -----       ----         -----
     Total costs............................   $13.0       $1.8         $14.8
                                               =====       ====
   Imputed interest.........................                             (5.9)
                                                                        -----
     Total reserve..........................                            $ 8.9
                                                                        =====

The amounts set forth in the foregoing table are only estimates of anticipated future environmental related costs, and the amounts actually spent in the years indicated may be greater or less than such estimates. The aggregate

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites and facilities where VMS is undertaking such investigation and remediation activities. VMS anticipates that most of these cost ranges will narrow as investigation and remediation activities progress.

   The Company believes that its reserves are adequate, but as the scope of the obligations becomes more clearly defined, these reserves may be modified and related charges against earnings may be made. Although any ultimate liability arising from environmental related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company's financial statements, the likelihood of such an occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental related events, the Company's management believes that the costs of these environmental related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company.

   VMS evaluates its liability for environmental investigation and remediation in light of the liability and financial resources of potentially responsible parties and insurance companies against which VMS believes that it has rights of contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against other parties, including various insurance companies. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. VAI has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of VAI's past and future environmental related expenditures. The Company's share of this receivable is $1.2 million at July 2, 1999. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any estimate of its liability in anticipation of a recovery with respect to claims made against third parties.

Sale of Business

   In June 1997, VAI completed the sale of its Thin Film Systems ("TFS") operations to Novellus Systems, Inc. ("Novellus"). The TFS operation was considered to be part of the SEB and therefore, a product line of the Company. Total proceeds received from the sale of TFS were $145.5 million in cash.

   In order to cover, among other items, indemnification obligations, litigation expense, purchase price disputes, retained liabilities, transaction costs, employee terminations, facilities separation costs, and other contingencies, VMS originally recorded a reserve of $51.5 million. As of April 2, 1999 the remaining reserve of $37.6 million was recorded by the Company as a current liability and classifed as an estimated loss contingency. This reserve, which stands at $36.2 million at July 2, 1999, relates to remaining costs associated with pending litigation and indemnity obligations relating to certain patent infringment claims by Applied Materials, Inc. ("Applied") as well as purchase price disputes with Novellus arising out of the sale of TFS.

Legal Proceedings

   In June 1997, Applied filed a civil action against VAI in the U.S. District Court for the Northern District of California alleging infringement of four patents relating to sputter coating systems. Applied contends that its patents are infringed by the M2i, MB/2/(TM) and Inova(TM) systems that were manufactured and sold by TFS prior to VAI's sale of TFS to Novellus in June 1997. The complaint requests unspecified money damages and an injunction

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

preventing further alleged infringement and requests that any damages awarded be increased up to three-fold for VAI's and Novellus' alleged willful infringement. Novellus was subsequently added as a defendant in this action and, as part of the sale of TFS, VAI agreed to indemnify Novellus for certain damages it may suffer as a result of such litigation and to reimburse Novellus for up to $7.5 million of its litigation expenses. VAI's answer denied infringement and asserted that the Applied patents that are subject to the claims are invalid and that one of the asserted patents is unenforceable. VAI also filed a separate suit seeking damages and injunctive relief against Applied contending that certain of Applied's business practices violated antitrust laws. That action has been procedurally related to the infringement case and is pending before the same judge. Novellus has filed a complaint against Applied which includes a claim that Applied has infringed three of the patents acquired by Novellus from the Company. Discovery has begun, but no date has been set for completion of discovery.

   In the event of an outcome unfavorable to the Company, the Company may be liable for damages for past sales through the June 1997 closing date of the sale of TFS to Novellus and may be liable to Novellus under the indemnification obligations described above. In addition, as permitted under the asset sale agreement between VAI and Novellus for the sale of TFS, Novellus has demanded an arbitration arising out of disputes over the closing balance sheet. The Company has accrued certain amounts associated with the cost of resolving these matters (see above--Sale of Business).

   The Company has agreed to indemnify VMS and IB for any costs, liabilities or expenses relating to the Company's legal proceedings, including the Applied and Novellus matters. Under the Distribution Related Agreements, the Company has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The condensed consolidated interim financial statements of Varian Semiconductor Equipment Associates, Inc., ("VSEA" or the "Company") are unaudited and generally reflect the results of operations, financial position and cash flows of the Company for the three month period ending July 2, 1999, together with operations prior to April 2, 1999, which had been part of the former Varian Associates, Inc. ("VAI"). On April 2, 1999, VAI reorganized into three independent publicly-traded companies by spinning off two of its businesses to stockholders in a tax-free distribution (the "Distribution"). VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. ("VMS"). VAI transferred its Instruments Business ("IB") to Varian, Inc., the stock in which was distributed to VAI's stockholders as part of the Distribution. VAI transferred its Semiconductor Equipment Business ("SEB") to the Company, the stock in which was also distributed to VAI's stockholders as part of the Distribution. SEB included VAI's business unit that designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits.

   The condensed consolidated financial statements of the Company reflect the results of operations, financial position and cash flows of the SEB operations which were transferred in connection with the Distribution. Accordingly, the Company's condensed consolidated financial statements for all periods up to April 2, 1999, have been part of the consolidated financial statements of VAI using the historical results of operations and historical basis of the assets and liabilities of SEB. For the periods up to April 2, 1999, the condensed consolidated financial statements of the Company include allocations of certain VAI corporate assets (including pension assets), liabilities (including profit-sharing and pension benefits) and expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury and other VAI corporate overhead) to SEB using the allocation methodology described in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

   The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this quarterly report and the audited combined financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations in the Company's report on Form 10-A filed with the Securities and Exchange Commission on February 12, 1999.

Results of Operations

 Three Months Ended July 2, 1999 Compared to Three Months Ended July 3, 1998

   Revenue. Revenue decreased 22% for the quarter ended July 2, 1999 over the quarter ended July 3, 1998, from $81.8 to $63.8 million. This decrease in revenue was primarily attributable to the worldwide slowdown in the semiconductor industry that started in the first half of fiscal year 1998, and continued into the second quarter of fiscal year 1999. The trend has shown revenue increasing consistently quarter after quarter since the fourth quarter of fiscal year 1998. Revenue for the first quarter of 1999 was 13% above revenue for the last quarter of fiscal year 1998. Revenue in the second quarter of fiscal year 1999 was 12% above revenue in the first quarter of this year. Revenue in the third quarter of fiscal year 1999 continued to grow. At $63.8 million, revenue in the third quarter of fiscal year 1999 was 20% higher than revenue in the second quarter of fiscal year 1999.

   Royalty revenue of $1.6 million in the third quarter of fiscal year 1999 was 3% above royalty income in the third quarter of fiscal year 1998.

   International revenue was $43.9 million, or 69% of total revenue, in the third quarter of fiscal year 1999, compared to $58.7 million, or 72% of total revenue, in the third quarter of fiscal year 1998. The Company's North American (primarily U.S.) revenue increased to 31% of revenue in the third quarter of fiscal year 1999 from 28% of total revenue in the third quarter of fiscal year 1998, while its European region revenue decreased from 28% of total revenue in the third quarter of fiscal year 1998 to 25% of total revenue in the third quarter of fiscal year 1999. The aggregate revenue of $28.3 million from Taiwan, Japan, Korea and the Pacific Rim represented 44% of total revenue in the third quarter of fiscal year 1999, maintaining the same percentage of total revenue as in the third quarter of fiscal year 1998.

   Gross Profit. The Company's gross profit of $21.9 million in the third quarter of fiscal year 1999 was 6% below the gross profit of $23.2 million in the third quarter of fiscal year 1998. Cost of revenue for the third quarter of fiscal year 1999 was $41.9 million, resulting in a gross margin of 34% on revenues of $63.8 million compared with cost of revenue for the third quarter of the prior year of $58.6 million, resulting in a gross margin of 28% on revenues of $81.8 million. Margins in the third quarter of fiscal year 1999 improved due to the cost reduction measures included in restructuring in the second quarter of fiscal year 1999, the declining semiconductor market in the third quarter of fiscal year 1998, and a favorable product mix enhancing margins in the current quarter.

   Research and Development. Research and development expenses were $9.3 million, or 15% of revenue, in the third quarter of fiscal year 1999, compared with $9.9 million, or 12% of revenue, in the third quarter of fiscal year 1998. Research and development spending remained relatively consistent despite the slowdown in the semiconductor industry.

   Marketing. Marketing expenses were $9.4 million, or 15% of revenue, in the third quarter of fiscal year 1999, up from $8.8 million or 11% of revenue, in the third quarter of fiscal year 1998. Marketing expenses in 1998 were lower than in the current year in the climate of declining demand for semiconductor equipment in the third quarter of fiscal year 1998.

   General and Administrative. In the third quarter of fiscal year 1999, general and administrative expenses were $9.4 million, or 15% of revenue, compared to $3.5 million, or 4% of revenue in the third quarter of fiscal year 1998. The expenses in the third quarter of fiscal year 1999 included additional administrative expenses associated with the establishment of VSEA as a separate entity.

   Interest Income. During the third quarter of fiscal year 1999, the Company earned $1.2 million in interest and dividend income. This income was earned primarily on short term investments.

   Taxes on Earnings. The Company recorded a tax benefit of $1.6 million in the third quarter of fiscal year 1999, compared to $0.1 million of expense in the third quarter of fiscal year 1998. The effective income tax rate was 31.7% in the third quarter of fiscal year 1999, compared to 9.4% in the third quarter of fiscal year 1998.

 Nine Months Ended July 2, 1999 Compared to Nine Months Ended July 3, 1998

   Revenue. The Company's revenue of $164.4 million for the first nine months of 1999 was 45% lower than its revenue of $301.1 million in the first nine months of 1998. This decrease in revenue was primarily attributable to the worldwide slowdown in the semiconductor industry that started in the first half of fiscal year 1998, and continued into the second quarter of fiscal year 1999.

   The trend has shown revenue increasing consistently quarter after quarter since the fourth quarter of fiscal year 1998. Revenue for the first quarter of 1999 was 13% above revenue for the last quarter of fiscal year 1998. Revenue in the second quarter of fiscal year 1999 was 12% above revenue in the first quarter of this year. Revenue in the third quarter of fiscal year 1999 continued to grow. At $63.8 million, revenue in the third quarter of fiscal year 1999 was 20% higher than revenue in the second quarter of fiscal year 1999.

   Royalty revenue, which is included in total revenue, decreased by $6.8 million or 66% from $10.3 million for the first nine months of 1998 to $3.5 million for the nine months ended July 2, 1999, due mainly to the termination of the license agreement with Tokyo Electron Ltd., ("TEL") as a result of the termination of the distribution agreement between TEL and VAI.

   International revenue was $104.8 million, or 64% of total revenue, for the first nine months of 1999, compared to $210.9 million, or 70% of total revenue, for the first nine months of 1998. The Company's North American revenue increased as a percentage of revenue to 36% of total revenue in the first nine months of 1999 from 30% of total revenue for the first nine months of 1998. The European region revenue increased to 23% of total revenue in the first nine months of 1999 from 20% of total revenue in the first nine months of 1998.

The aggregate from Taiwan, Japan, Korea and the Pacific Rim decreased as a percentage of revenue, representing 41% of total revenue in the first nine months of 1999 and 50% of total revenue in the first nine months of 1998.

   Gross Profit. The Company's gross profit of $37.8 million in the first nine months of 1999 was 23% of revenue, compared to $110.2 million, or 37% of revenue, in the first nine months of 1998. The decrease in gross profit as a percentage of revenue from the first nine months of 1998 to the first nine months of 1999 was attributable primarily to the semiconductor industry slowdown in product demand, together with charges, primarily with inventory provisions, for the realignments in product offerings as a result of the acquisition of Genus products, and writing down discontinued product inventory. The under-utilization of manufacturing facilities, together with costs of current staff recruiting and training for the upturn, resulted in unfavorable overhead variances for the second and third quarter of fiscal year 1999.

   Research and Development. Research and development was maintained at a high level, despite the lower revenues in 1999 compared with 1998. Research and development expenses were $27.5 million for the first nine months of fiscal year 1999 and $28.2 million for the first nine months of fiscal year 1998, 17% and 9% of revenue, respectively. For the first nine months of 1999 research and development expense included $1.6 million in contract cancellation charges, during the second quarter of fiscal year 1999, relating to the discontinuance of a parallel product development research program, following the acquisition of the high-energy ion implantation product line of Genus, Inc.

   Marketing. Marketing expenses of $25.9 million, or 16% of revenue, in the first nine months of 1999 were down 15% from the $30.6 million, or 10% of revenue, in the first nine months of 1998, in the climate of declining demand for semiconductor equipment since the third quarter of 1998.

   General and Administrative. General and administrative expenses were $25.8 million in the first nine months of 1999 and $14.1 million for the first nine months of 1998, representing 16% and 5% of revenues, respectively. General and administrative expenses were higher in 1999 because of additional costs associated with the actions taken in response to the semiconductor industry downturn. Additional one-time costs were incurred mainly during the second and third quarters of fiscal year 1999 to manage the separation from VAI and establishment of VSEA.

   Restructuring. During the second quarter of fiscal year 1999 the Company recognized pretax restructuring charges of $2.7 million, consisting of lease abandonment and other exit costs of $1.4 million and employee termination costs of $1.3 million.

   Taxes on Earnings. VSEA recorded a tax benefit of $13.6 million in the first nine months of fiscal year 1999, compared to $11.0 million of expense in the first nine months of fiscal year 1998. The effective income tax rate was 31.7% in the first nine months of fiscal year 1999, compared to 29.6% in the first nine months of fiscal year 1998. Following the Distribution, VSEA is being be taxed as an independent entity in the jurisdictions in which it operates. As a result, it will be subject to tax in jurisdictions in which it has profits that cannot be offset by losses in other jurisdictions which could result in an effective income tax rate higher than that which it experienced historically.

Liquidity and Capital Resources

   VAI historically used a centralized cash management system to finance its operations. Cash deposits from most of the businesses were transferrred to VAI on a daily basis, and VAI funded its required disbursements. As a result, the Company reported no cash or cash equivalents at October 2, 1998. Pursuant to the Distribution Agreement, as of April 2, 1999, the Company received a cash contribution from VAI such that VSEA's cash and cash equivalents equaled $99.5 million and its consolidated debt, consisting of notes payable, was $5.0 million. Such cash and cash equivalents are expected to represent the Company's principal source of liquidity for the foreseeable future.

   During the first nine months of 1999, the Company consumed $23.3 million of cash in operations, compared to the cash provided by operations of $11.1 million in the first nine months of 1998.

   During the first nine months of 1999, the Company used $2.5 million for investing activities, compared to $16.9 million that was used for investing activities during the first nine months of 1998.

   The Company's liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, the Company's management believes that cash generated from operations, together with available cash at July 2, 1999 and the Company's borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the current fiscal year and fiscal year 2000.

Environmental Matters

   The Company's operations are subject to various foreign, federal, state and/or local laws relating to the protection of the environment. These include laws regarding discharges into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. In addition, several countries are reviewing proposed regulations that would require manufacturers to dispose of their products at the end of a product's useful life. These laws have the effect of increasing costs and potential liabilities associated with the conduct of certain operations.

   In the Distribution Agreement, the Company has agreed to indemnify VMS and IB for one-third of environmental investigation and remediation costs (after adjustment for any insurance proceeds and tax benefits expected to be realized upon the payment of such costs), as further described below.

   VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under CERCLA at eight sites where VAI is alleged to have shipped waste for recycling or disposal. VAI is also involved in environmental investigations and/or remediation work pursuant to environmental laws, generally under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current or former VAI facilities. Expenditures by VAI for environmental investigations and remediation work amounted to $1.8 million for the first nine months of fiscal 1999, compared to $4.9 million in fiscal year 1998, $2.3 million in fiscal year 1997 and $5.2 million in fiscal year 1996.

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the probable future costs of such activities. As of July 2, 1999, VMS estimated that the future exposure for environmental related investigation and remediation costs for these sites and facilities ranged in the aggregate from $20.6 million to $48.0 million. The time frame over which VMS expects to incur these costs varies with each site and facility, ranging up to approximately 30 years as of July 2, 1999. Management of VMS believes that no amount in the foregoing range of estimated future costs is more likely to be incurred than any other amount in such range and therefore VMS had accrued $20.6 million in estimated environmental costs as of July 2, 1999. The amount accrued has not been discounted to present value.

   VMS has gained sufficient knowledge to better estimate the scope and costs of future environmental activities at other sites and facilities. As of July 2, 1999, VMS estimated that its aggregate future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged from $39.1 million to $72.9 million. The time frame over which these costs are expected to be incurred varies with each site or facility, ranging up to approximately 30 years as of July 2, 1999. As to each of these sites or facilities, management of VMS determined: (i) that a particular amount within the range of estimated costs better estimates of future environmental liability than any other amounts within the range; and (ii) that it may reasonably determine the timing of those future costs. Together, these amounts totaled $50.4 million at July 2, 1999. Accordingly, VMS had accrued $21.6 million as of July 2, 1999, which represents management's best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $20.6 million described in the preceding paragraph.

   The Company recorded $8.9 million as its portion of the foregoing estimated future costs for environmental liability of VMS as of July 2, 1999. The foregoing amounts are only estimates of anticipated future environmental related costs, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites and facilities involved. VMS anticipates that most of these cost ranges will narrow as investigation and remediation activities progress.

   The Company believes that its reserves are adequate, but as the scope of its obligation becomes more clearly defined, these reserves may be modified and related charges against earnings may be made. Although any ultimate liability arising from environmental related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company's financial statements, the likelihood of such an occurrence is considered remote. Based on information currently available to the Company's management and its best assessment of the ultimate amount and timing of environmental related events, management believes that the costs of these environmental related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company.

   VMS evaluates its liability for environmental investigation and remediation in light of the liability and financial resources of potentially responsible parties and insurance companies against which VMS believes that it has rights of contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against other parties, including various insurance companies. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. VAI has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of VAI's past and future environmental-related expenditures. The Company's share of this receivable is $1.2 million at July 2, 1999. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any estimate of its liability in anticipation of a recovery with respect to claims made against third parties.

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

   State of Readiness. VSEA has initiated a comprehensive assessment of potential Year 2000 problems with respect to (1) its internal systems, (2) its products, and (3) significant third parties with which VSEA does business.

   VSEA has substantially completed its assessment of potential Year 2000 problems in its internal systems. These systems have been categorized as follows, in order of importance: (a) enterprise information systems; (b) enterprise networking and telecommunications; (c) factory-specific information systems; (d) non-IT systems; (e) computers and packaged software; and (f) facilities systems. With respect to enterprise information systems, in 1994 VAI initiated replacement of its existing systems with a single company-wide system supplied by SAP America, Inc., which has been designed and tested by SAP for Year 2000 capability. Installation of that system has been executed to replace first those existing systems that are not Year 2000 capable. Installation of the new SAP system is approximately 70% complete with a full integration expected by the end of 1999. Upgrade of enterprise information systems is approximately 90% complete, 100% completion expected by October 1999; upgrade of networking and telecommunications systems is complete; upgrade of factory-specific information systems is approximately 65% complete with 94% completion expected by December 1999; and upgrade of non-IT systems, computers and packaged software is approximately 80% complete, with 100% completion expected by October 1999 (except in the case of some computers and packaged software, which may not be completed until December
1999) and upgrade of facilities systems is approximately 50% complete, with 100% completion expected by October 1999.

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

   With respect to previously-sold products, VSEA has completed the majority of the product assessment which includes products, information systems and networks. A majority of the systems and products can be upgraded with readily available externally-utilized computers and packaged software or with internally developed software. Where VSEA identifies previously sold products that are not Year 2000 capable, VSEA intends in some cases to develop and offer to sell upgrades or retrofits, identify corrective measures which the customer could itself undertake or identify for the customer other suppliers of upgrades or retrofits. VSEA has been in the process of providing these upgrade services to our customers. There may be instances where VSEA will be required to repair and/or upgrade such products at its own expense. Schedules for completing those corrective actions vary considerably among VSEA's businesses and products, but are generally expected to be substantially completed by October 1999.

   VSEA is still assessing potential Year 2000 problems of third parties with which VSEA has material relationships, which are primarily suppliers of products or services. As of July 2, 1999, all the critical suppliers have been audited for compliance status and approximately 90% of these suppliers are Year 2000 capable. These assessments will identify and prioritize critical suppliers, review those suppliers' written assurances on their own assessments and correction of Year 2000 problems, and develop appropriate contingency plans for those suppliers which may not be adequately prepared for Year 2000 problems. In this respect, VSEA is requiring its suppliers to complete a questionnaire that was prepared and recommended by SEMATECH, an industry group comprised of U.S. semiconductor manufacturers and designed to assess each supplier's Year 2000 readiness. Additionally, officials of VSEA plan to visit and audit the Year 2000 compliance efforts of all sole source suppliers, or those having a software content in their products. These assessments are expected to be substantially completed by August 1999.

   Costs. As of July 2, 1999, VSEA estimates that it had incurred costs of less than $1 million to assess and correct Year 2000 problems. Although difficult to assess, based on its analysis to date, VSEA estimates that it will incur less than $1 million in additional costs to assess and correct Year 2000 problems, which costs are expected to be incurred throughout fiscal year 1999 and the first half of fiscal year 2000. All of these costs have been and will continue to be expensed as incurred.

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

   Risks. Failure of VSEA and its key suppliers to accurately assess and correct Year 2000 problems, would likely result in interruption of certain of VSEA's normal business operations, which could have a material adverse effect on VSEA's business, results of operations and financial condition. If VSEA does not adequately identify and correct Year 2000 problems in its information systems it could experience an interruption in its operations, including manufacturing, order processing, receivables collection and accounting, such that there would be delays in product shipments, lost data and a consequential impact on revenues, expenditures and financial reporting. If VSEA does not adequately identify and correct Year 2000 problems in its non-IT systems it could experience an interruption in its manufacturing and related operations, such that there would be delays in product shipments and a consequential impact on revenues. If VSEA does not adequately identify and correct Year 2000 problems in previously-sold products it could experience warranty or product liability claims by users of products which do not function correctly. If VSEA does not adequately identify and correct Year 2000 problems of noted significant third parties it could experience an interruption in the supply of key components or services from those parties, such that there would be delays in product shipments or services and a consequential impact on revenues.

   Management believes that appropriate corrective actions have been or will be accomplished within the cost and time estimates stated above. Although VSEA does not expect to be 100% Year 2000 compliant by the end of 1999, VSEA does not currently believe that any Year 2000 non-compliance in VSEA's information systems will have a material adverse effect on VSEA's business, results of operations or financial condition. However, given the inherent complexity of the Year 2000 problem, there can be no assurance that actual costs will not be higher than currently anticipated or that corrective actions will not take longer than currently anticipated to complete. Risk factors which might result in higher costs or delays include the ability to identify and correct these issues in a timely fashion Year 2000 problems; regulatory or legal obligations to correct Year 2000 problems in previously-sold products; ability to retain and hire qualified personnel to perform assessments and corrective actions; the willingness and ability of critical suppliers to assess and correct their own Year 2000 problems, including the products they supply to VSEA; and the additional complexity which will likely be caused by the undertaking during fiscal year 1999 and fiscal year 2000 the separation of currently shared enterprise information systems as a result of the Distribution. Because of uncertainties as to the extent of Year 2000 problems with VSEA's previously-sold products and the extent of any legal obligation of VSEA to correct Year 2000 problems in those products, VSEA cannot yet assess risks to VSEA with respect to those products. Because its assessments are not yet complete, VSEA also cannot yet conclude that the failure of critical suppliers to assess and correct Year 2000 problems is not reasonably likely to have a material adverse effect on VSEA's results of operations.

   Contingency Plans. With respect to VSEA's enterprise information systems, VSEA has a contingency plan if the SAP system is not fully installed before December 31, 1999. That plan primarily involves installation where necessary of a Year 2000 upgrade of existing information systems pending complete installation of the SAP system. This upgrade is currently in acceptance testing, and if functional will be held for contingency purposes.

   With respect to products and significant third parties, VSEA intends, as part of its on-going assessment of potential Year 2000 problems, to develop contingency plans for key areas that may not have been corrected by December 31, 1999. It is currently anticipated that the focus of these contingency plans will be the possible interruption of supply of key components or services from third parties.

Forward Looking Information

   This Management's Discussion and Analysis contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms "believes", "anticipates", "expects", "plans" or similar expressions, are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: product demand and market acceptance risks; the effect of general economic conditions and foreign currency fluctuations; the impact of competitive products and pricing; new product development and commercialization; the ability to increase operating margins on higher sales; the ability of suppliers to be responsive to increasing demand for parts; the impact of economic conditions in Japan, Korea and other Asian markets on sales in those areas; the timing of renewed growth in worldwide semiconductor equipment demand; successful implementation by the Company and certain third parties of corrective action to address the impact of the Year 2000; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

   As a global concern, VSEA faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as VSEA's business practices evolve and could have a material adverse impact on VSEA's financial results. Historically, VSEA's primary exposures have related to non-U.S. dollar denominated sales and purchases throughout Europe and Asia.

   At the present time, VSEA hedges its currency exposures that are associated with certain assets and liabilities denominated in non-functional currencies and with anticipated foreign currency cash flows. VSEA does not enter into forward exchange contracts for trading purposes. VSEA's forward exchange contracts generally range from one to three months in original maturity, and no forward exchange contract has an original maturity greater than one year.

   Forward exchange contracts outstanding as of July 2, 1999 are summarized as follows:

                                                    Notional   Contract  Fair
                                                      Value      Rate    Value
                                                   ----------- -------- -------
   Purchased put option contracts:
    Euro.......................................... $ 8,231,556   0.9836 $ 4,116
    Japanese Yen.................................. $ 4,062,139   127.06 $ 2,031
    Korean Won.................................... $ 4,410,268 1,244.00 $   --
    Taiwan Dollar................................. $ 3,992,946    34.34 $   --
   Purchased call option contracts:
    British Pound................................. $   315,151     1.69 $   --
   Non-deliverable forward:
    Singapore Dollar.............................. $   412,528    1.719 $ 5,225
                                                   -----------          -------
     Total........................................ $21,424,588          $11,372
                                                   ===========          =======

   There were no significant unrealized gains or losses for the forward exchange contracts as of July 2, 1999. The fair value of forward exchange contracts generally reflects the estimated amounts that VSEA would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of open contracts. The notional amounts of forward exchange contracts are not a measure of VSEA's exposure.

Interest Rate Risk

   Although payments under certain of the operating leases for VSEA's facilities are tied to market indices, VSEA is not exposed to material interest rate risk associated with its operating leases.

   There have been no material changes in information reported under "Market Risk" in the Company's Registration Statement on Form 10, as amended, orginally filed with the Securities and Exchange Commission on February 12, 1999.

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Information required by this Item is provided in Note 10 ("Contingencies") to the Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

 Exhibit No.        Description
 -----------        -----------
      27     Financial Data Schedule.*

     (b) Reports on form 8-K. The Company did not file any reports on Form 8-K during the quarter ended July 2, 1999.

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

                                          Varian Semiconductor Equipment
                                          Associates, Inc.
                                           Registrant

                                                 /s/ Ernest L. Godshalk
                                          By: _________________________________
                                                      Ernest L. Godshalk
                                              Vice President and Chief
                                               Financial Officer

Date August 16, 1999

                               INDEX OF EXHIBITS

 Exhibit No.        Description
 -----------        -----------
      27     Financial Data Schedule.