Form 10-K405
period 1999-10-01
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 1999-12-30
CIK 1079023

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended October 1, 1999
                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from        to

                        Commission File Number: 0-25395

                               ----------------
             Exact name of registrant as specified in its charter:
                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

      State or other jurisdiction of                       IRS Employer
      Incorporation or organization:                    Identification No.:
                 DELAWARE                                   77-0501994

          Address and telephone number of principal executive offices:
               35 Dory Road, Gloucester, Massachusetts 01930-2297
                                 (978) 282-2000

                               ----------------
           Securities registered pursuant to Section 12(b)of the Act:

                                      None

           Securities registered pursuant to Section 12(g)of the Act:

             Title of each class                 Name of each exchange on which registered
             -------------------                 -----------------------------------------
        Common Stock, $0.01 par value                      Nasdaq National Market

                               ----------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incoporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the registrant's common stock held by non-affiliates as of December 10, 1999 was $796,177,000

   The number of shares of the registrants's common stock outstanding as of December 10, 1999 was 30,622,174 shares of $0.01 par value common stock.

   An index of exhibits filed with this Form 10-K is located on page 35.

                      DOCUMENTS INCORPORATED BY REFERENCE:

           Document Description                 Part of Form 10-K into which incorporated
           --------------------                 -----------------------------------------
Portions of the Registrant's Proxy Statement                    Part III
with respect to the Annual Meeting of
Stockholders to be held on February 16, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                   FORM 10-K

                   FOR THE FISCAL YEAR ENDED OCTOBER 1, 1999

                               TABLE OF CONTENTS

                                     PART I

 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    11
 Item 3.  Legal Proceedings..............................................    12
 Item 4.  Submission of Matters to a Vote of Security Holders............    12

                                    PART II

 Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters............................................    13
 Item 6.  Selected Financial Data........................................    13
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    14
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.....    30
 Item 8.  Financial Statements and Supplementary Data....................    31
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    31

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    32
 Item 11. Executive Compensation.........................................    32
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management.....................................................    32
 Item 13. Certain Relationships and Related Transactions.................    32

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.......................................................    33

                                     PART I

Item 1. Business.

Overview

   Varian Semiconductor Equipment Associates, Inc. ("VSEA" or the "Company") designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. As a leading supplier of ion implantation systems the Company has shipped over 2,600 systems worldwide, more than those of all other competitors combined and to virtually every major semiconductor manufacturer in the world.

   Recently, the Company has introduced the next generation VIISta(TM) product line. This leading-edge technology leverages the single-wafer processing, pioneered on successful E200 and E500 line of mid-current implanters, to the entire spectrum of energies and implant applications. This approach leads to a product that is highly differentiated by its unique processing capabilities, higher throughput, and improved process yields, uniquely allowing production of either 200mm or next generation 300mm wafers on the same tool.

   VSEA provides customers with world-class support, training, after-market products and services that insure higher utilization and productivity, reduced operating costs, and extended capital productivity of customer investment through multiple product generations. The Company recently achieved the number one ranking for the third consecutive year in VLSI Research Inc.'s 1999 customer satisfaction survey of semiconductor manufacturers worldwide, receiving the highest overall point totals ever achieved by a large equipment supplier.

   The Company's business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry experienced a slowdown in 1998 that continued into the first half of 1999. This caused semiconductor manufacturers to reduce their capital equipment expenditures, in some cases either rescheduling or canceling purchases. During the second half of 1999, the industry has experienced a significant upturn and VSEA has seen a resurgent demand for its products. This has resulted in increased sales every quarter of fiscal 1999 and a year-end order backlog more than double that of the previous year.

 The Industry

   The semiconductor industry has experienced significant growth in recent years due to the continued growth of personal computers, the expansion of telecommunications, the emergence of new applications within consumer electronics, wireless communication devices, and the increased semiconductor content needed to drive and service the world wide web. Continued improvements in device performance and reduced cost per function (Moore's law) has fueled this accelerating demand resulting in a compound annual growth rate of over 15% for the last 30 years, with no end in sight as we continue to drive from the current state-of-the-art 180nm devices towards 100nm (a nanometer, "nm", is one-billionth of a meter) over the next five years.

   Semiconductor manufacturing is highly competitive with each customer looking for an edge in either device performance (generally speed or low power consumption) or cost advantage (memory) and universally rely heavily on their equipment suppliers to develop processes and equipment to provide that edge. Today, a typical fab (wafer manufacturing factory) costs over a billion dollars and as the market moves toward 100nm devices and larger wafer sizes (300mm) costs will double to two billion. Consequently, semiconductor equipment manufacturers compete aggressively for this business, each seeking either a unique technical or cost advantage, but all overwhelmingly influenced by the need to uniformly support this equipment to high levels of performance within the global matrix of customers.

   Significant performance advantages and lower prices for integrated circuits have contributed to the growth and expansion of the semiconductor industry. In response to the growth in demand for integrated circuits, the semiconductor industry has significantly increased its manufacturing capacity through the expansion of existing facilities and construction of new facilities.

   The fabrication of integrated circuits requires a number of complex and repetitive processing steps, including deposition, photolithography, etch and ion implantation. Deposition is a process in which a film of either electrically insulating or electrically conductive material is deposited on the surface of a wafer. Photolithography is used to transfer a device or circuit pattern into a light-sensitive, resistant layer which, after development, can be used in turn to transfer the pattern onto the silicon surface. The etch process completes the transfer of the pattern into the various thin films used to make the integrated circuit. Finally, ion implantation provides a means for introducing dopant material into the silicon surface, typically into selected areas defined by the photolithographic process. These selectively doped areas become the electrical components of the integrated circuits.

   Semiconductor manufacturers generally measure the cost performance of their production equipment in terms of "cost per wafer," which is determined by factoring in the fixed costs for acquisition and installation of the system, its variable operating costs and its net throughput rate. A system with higher throughput allows the semiconductor manufacturer to recover the purchase price of the system during its economic life over a greater number of wafers and thereby reduce the cost of ownership of the system on a per wafer basis. Throughput is most accurately measured on a net or overall basis, which takes into account the processing speed of the system and any non-operational downtime for cleaning, maintenance or other repairs. The increased costs of larger and more complex semiconductor wafers have made high yields important in selecting processing equipment. To achieve higher yields and better film quality, implant systems must be capable of repeating the original process on a consistent basis without a disqualifying level of defects. This characteristic, known in the industry as "repeatability," is important in achieving commercially acceptable yields. Repeatability is more easily achieved in those systems that can operate at desired throughput rates without requiring the system to approach its critical tolerance limits.

   The continuing evolution of semiconductor devices to smaller geometries and more complex multi-level circuitry has significantly increased the cost and performance requirements of the capital equipment used to manufacture these devices. As many of the advanced fabrication lines, especially those designed to process 300 mm wafers, are projected to cost from $1.5 to $2.0 billion each, a substantial increase over the costs of prior generation fabrication facilities, depreciation costs will become a much larger percentage of the aggregate production costs for semiconductor manufacturers relative to labor, materials and other variable manufacturing costs. As a result, there has been an increasing focus by the semiconductor industry on obtaining increased productivity and higher returns from its semiconductor manufacturing equipment, thereby reducing the effective cost of ownership of such systems.

 Products

   The Company designs and manufactures the complete range of ion implant tools required to build the transistors, or switches, that are at the heart of every integrated circuit. Ion implanters are used because of their unique ability to implant dopants into the raw silicon wafers by bombarding them with a high-velocity beam of electrically charged ions of specific atomic weight and energy. These ions are imbedded into the silicon crystal structure at selected sites, changing the electrical properties of the silicon from an insulator to a semiconductor. The precision of ion implantation permits customers to achieve the necessary control of this doping process to create over 250 billion transistors of uniform characteristics on a new generation 300mm wafer. Since these transistors are the starting point of all subsequent process steps, repeatability, uniformity, and yield, are extremely important.

   The Company's implant tools are categorized within the industry as medium-current, high-current and high-energy based upon the characteristics of the implant systems and their respective process applications.

                                List of Products

                                                                      High
     Application                  Medium Current   High Current      Energy
     -----------                  -------------- ----------------- ----------
     200 mm compatible            EHP-220        VIISion(TM) 80    Kestrel II
                                  EHP-500        VIISion(TM) 80 LE
                                  EHPi-220       VIISion(TM) 200
                                  EHPi-500

     200mm and 300 mm compatible  VIISta(TM) 810 VIISta(TM) 80

   The Company started providing medium-current implanters in 1971 and introduced the current EHP-220 and EHP-500 in 1992, shipping over 600 machines to date, clearly establishing the advantage of single wafer processing.

   The Company entered the high-current market in 1981, introducing the current VIISion(TM) 80 LE and the VIISion(TM) 200 in 1995 with a competitive batch processing system that offered increased throughput, world class in reduced metals and particle contaminants performance, and high beam currents at all energies.

   Through the acquisition of the high energy ion implantation product line of Genus, Inc. ("Genus") in 1998, the Company completed its product offering entering the high-energy segment. This combination of a strong product coupled with the reputation and infrastructure of VSEA resulted in immediate market share gains and the addition of increased manufacturing capability at the previous Genus facility in Newburyport, Massachusetts.

   The next generation of implanters, VIISta(TM), leverage the single-wafer advantage across a common platform and the use of broad beam and advanced wafer handling technologies to high-current and high-energies, permitting customers to achieve unique technical capabilities while at the same time reducing the cost per wafer of the implant process. Only VIISta(TM) allows customers to use the same platform for either 200 or 300mm wafer processing, reducing the risk of transition for our customers and reducing our costs by having a single rather than multiple platforms. Consequently, our development, manufacturing, service, and training costs are all improved while allowing our customers to achieve greater operating efficiencies in their fabs.

Customer Support and Services

   The Company provides a range of innovative customer support products designed to improve the productivity of its worldwide customers as well as to provide a direct link to the Company's factories and research centers.

   The Varian Introduction Support Teams ("VIST") and Varian Productivity Transfer Teams ("VPTT") assist the customer in establishing the initial operation of Company implanters, and in making them productive as quickly as possible. These teams speed process qualification and smooth integration into the production environment by using the same people who built the machines to install them, reducing cycle time and improving the factory direct linkage with our customers.

   FAB Care Plus(TM) is a unique program which encourages customers to tailor an overall support program that meets their specific needs--such as for a research facility or an offshore production facility. FAB Care Plus(TM) solutions can be implemented around the world to provide consistent and reliable support.

   For parts management, the Company has partnered with Federal Express to strategically place Parts Banks throughout the world to provide carefully managed inventory, delivery and logistics services. The Company also offers a comprehensive consumable parts program that can be tailored to individual fabrication facilities.

   Through VEDoc(TM), an electronic documentation system, customers can easily access information about their implanters. All assembly drawings, schematics, parts lists, maintenance and operation manuals and video-illustrated maintenance procedures are available in this easy-to-follow CD-ROM format. The Company's commitment to customer service extends to training and support. It operates applications laboratories in the United States, Asia and Europe that contain the latest equipment and technology.

   Remote Assist(TM) is a completely new semiconductor equipment service capability that quickly puts product experts "virtually" into customer fabrication facilities. This offering uses advanced video conferencing capabilities and a new video helmet for linking on-site engineers with the Company's support offices and factories.

Marketing and Sales

   The Company sells, installs and services ion implantation systems directly to semiconductor industry customers and has sold one or more ion implantation product to each of the 20 largest semiconductor manufacturers in the world. The Company's sales objective is to work closely with customers to secure purchase orders for multiple systems as such customers expand existing facilities and build next-generation, wafer facilities. The Company seeks to build customer loyalty and to achieve a high level of repeat business by offering highly reliable products that give its customers a competitive edge, comprehensive field support and a responsive parts replacement and service program.

   In each recent year, the Company has sold approximately one-half of its systems to its top ten customers. Revenue from the Company's ten largest customers in fiscal years 1999, 1998 and 1997 accounted for 51%, 47% and 46% of revenue, respectively. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. During fiscal year 1999, one customer accounted for 12% of VSEA's revenue and another for 10%. No other customers accounted for 10% or more of the Company's revenue during that period. In fiscal year 1998, revenue from one customer accounted for 14% of the Company's revenue. In fiscal year 1997, no one customer had accounted for more than 10% of the Company's revenue.

   None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. The Company believes that sales to certain of its customers could decrease in the near future as those customers complete current purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to a customer varying from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could adversely affect the Company's business, financial condition and results of operations. In addition, sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. In addition, the Company has from time to time experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort.

   The Company's ability to respond with prompt and effective field support is critical to the Company's sales efforts. The substantial operational and financial commitments by customers who purchase ion implantation systems require the assurance that the manufacturer can provide the necessary installation and operational support. The Company's strategy of supporting its installed base through both its customer support and research and development groups has served to encourage use of the Company's systems in production applications and has accelerated penetration of certain key accounts. The Company believes that its marketing efforts are enhanced by the technical expertise of its research and development personnel, who provide customer process support and participate in a number of industry forums such as conferences and technical publications.

   The Company sells, distributes and services its products directly. The Company has 6 sales and service offices located in the United States, 6 in Western Europe and 14 in Asia for a total of 26 worldwide. The Company has a global infrastructure of sales, marketing and service engineers linked through VSEA's Knowledge Network(TM), Lotus Notes(R) and SAP(R) operating systems, allowing the Company to globally review bookings and sales forecasts against detailed account management plans, service and parts. The Company's spare parts distribution capability leads the industry. By modeling parts usage by equipment type, installed base distribution, freight, routes, and specific customs regulations and partnering with Federal Express, the Company has developed an infrastructure of parts distribution and warehousing around the world.

   The Company completed its direct global sales and distribution network in 1996 and 1998, respectively, as it transitioned from its joint ventures in Japan and Korea to wholly-owned subsidiaries. The Company's equipment had been sold and serviced in Japan by Tokyo Electron Ltd. ("TEL"). During much of the 18-year relationship, a joint venture, TEL-Varian Ltd., manufactured or customized equipment in Japan. In December 1996, the Company and TEL revised their relationship to enable Japanese customers to have more direct access to the Company's products, engineering and support organizations worldwide. Shortly thereafter, VAI formed a wholly-owned subsidiary, Varian Japan, K. K., (now called "VSEKK") that today provides direct support to the Company's growing Japanese customer base.

   Using the original TEL joint venture relationship as a model, the Company formed Varian Korea Ltd. ("VKL") in 1985 with its distributor in Korea. What started as a venture for handling sales and service of semiconductor equipment and vacuum products in Korea was expanded to include manufacturing in 1989. Its 63,000-square-foot factory in Songtan City includes a Class 10,000 manufacturing area. In January 1998, the Company purchased the remaining 39% of the VKL joint venture held by the original joint venture partner.

   Managing global operations and sites located throughout the world presents challenges associated with cultural diversities and organizational alignment. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Although international markets provide the Company with significant growth opportunities, periodic economic downturns, trade balance issues, political instability and fluctuations in interest and foreign currency exchange rates are all risks that could affect global product and service demand. Many Pacific Rim countries had been experiencing a significant economic downturn and further banking and currency difficulties that could lead to deepening of the economic recession in those countries. Specifically, the decline in value of the Korean currency, together with difficulties obtaining credit, have resulted in a decline in the purchasing power of the Company's Korean customers. This in turn had resulted in the cancellation or delay of orders for the Company's products from Korean customers, thus adversely affected the Company's results of operations in early fiscal 1999. In addition, if Japan's economy fails to sustain its recovery, investment by Japanese customers may be negatively affected and it is possible that economic recovery in other Pacific Rim Countries could be delayed. The Company actively manages its exposure to changes in foreign currency exchange rates, but there can be no assurance that future changes in foreign currency exchange rates will not have a material adverse effect on its results of operations or financial condition.

   International revenue of the Company for the year ended October 1, 1999 was approximately $161 million, or 59% of revenue. For fiscal years 1998 and 1997, international revenue of the Company was approximately $239 million and $245 million, or 70% and 55% of revenue, respectively.

   The Company's business is not seasonal in nature, but it is cyclical based on the capital equipment investment expenditures of major semiconductor manufacturers. These expenditure patterns are based on many factors, including anticipated market demand for integrated circuits, the development of new technologies and global economic conditions. The cyclicality in the semiconductor equipment market over the last several years has resulted in a decline in sales from 1996, through fiscal year 1999. This situation was the combined result of an oversupply in memory chips, a decline in PC demand and the rippling of the Asian financial crises through the Korean, Taiwanese and Japanese markets. In fiscal year 1999, sales increased in each quarter as the semiconductor industry began a recovery. While increasing, sales were still at depressed levels in the first half of fiscal 1999 compared with fiscal 1998.

Backlog

   As of October 1, 1999, the Company's backlog was $181 million, as compared to a backlog of $80 million at October 2, 1998. The Company includes in its backlog only those orders for which it has accepted purchase orders and assigned shipment dates within twelve months. All orders are subject to cancellation or rescheduling by customers. Due to possible changes in system delivery schedules, cancellations of orders and delays in systems shipments, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Manufacturing

   The Company manufactures its products at its production facilities in Gloucester, Massachusetts; Newburyport, Massachusetts; and Songtan, Korea. The Company benefits from the use of advanced manufacturing methods and technologies, including just-in-time, demand flow technology, statistical process control and solids modeling.

   The Company utilizes an outsourcing strategy and concentrates on system design, high-level assembly, and tests to reduce cycle time and improve its responsiveness in an inherently cyclical capital equipment market. The Company believes that outsourcing enables it to minimize its fixed costs and capital expenditures while also providing the flexibility to increase or decrease production capacity. This strategy also allows the Company to focus on product differentiation through system design and quality control. The Company's manufacturing subsystems incorporate advanced technologies in robotics, vacuum and microcomputers. The Company works closely with its suppliers on achieving mutual cost reduction through joint design efforts. The Company manufactures its systems in clean-room environments which are similar to the clean rooms used by semiconductor manufacturers for wafer fabrication. This procedure is intended to reduce installation and production qualification times and the amount of particulates and other contaminants in the assembled system, which in turn improves yield and reduces downtime for the customer. Following disassembly, the tested system is packaged in multiple layers of plastic shrink-wrap to maintain cleanroom standards during shipment. The Company uses outsourcing to take advantage of economies of scale at outside manufacturing facilities and to alleviate internal manufacturing bottlenecks. The Company purchases material and components that are either standard products or built to VSEA specifications.

   Some of the components and subassemblies included in the Company's products are obtained from a limited group of suppliers. Although the Company seeks to reduce its dependence on these limited sources, disruption or termination of certain of these sources could occur and such disruptions could have at least a temporary adverse effect on the Company's operations. Moreover, a prolonged inability to obtain certain components could have a material adverse effect on the Company's business, financial condition and results of operations and could result in damage to customer relationships.

   Quality efforts at the Company begin with product development. The Company uses 3D, computer-aided design, finite element analysis and other computer-based modeling methods to prove new designs. Product design is thoroughly tested and proven throughout all stages of development before the first production system is built. Concurrent engineering programs ensure that new designs are quickly and successfully integrated into manufacturing.

Competition

   The semiconductor manufacturing equipment market is highly competitive and is characterized by a small number of large players and over 250 small domestic and foreign participants. The larger companies include Applied Materials, Lam Research, Eaton, Novellus, TEL, Nikon, Canon and ASML. The Company faces significant competitive factors in the ion implantation market. Within this segment, as reported for calendar 1998 in the Dataquest 1999 survey, the Company (including Genus), Eaton, Applied Materials, Nissin and Ulvac had 38%, 37%, 17%, 4% and 4%, respectively, of the market share for ion implantation equipment.

   Significant competitive factors in the ion implantation market include relationships, price/cost of ownership, technological performance, customer support, distribution and financial viability. Other significant competitive factors in the semiconductor equipment market include system performance and flexibility, cost, the size of each manufacturer, its installed customer base and breadth of product line. The Company believes it competes favorably in each of these categories. For example, its transition from joint ventures and distributor agreements to direct selling and service has given the Company the ability to serve customers on a global basis through the management of information critical to consistent, timely delivery of services and products. Management believes that to remain competitive it will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in product and process research and development.

   Certain of the Company's existing and potential competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, customer service and support organizations.
The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with enhanced price and performance characteristics. If the Company's competitors enter into strategic relationships with leading semiconductor manufacturers covering ion implantation products similar to those sold by the Company, its ability to sell its products to those manufacturers could be adversely affected.

   In addition, a substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer will generally be reliant upon that equipment for the specific production line application. Accordingly, the Company may experience difficulty in selling a product line to a particular customer for a significant period of time if that customer selects a competitor's product. Increased competitive pressure could lead to lower prices for the Company's products, thereby materially and adversely affecting the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

Research and Development

   The semiconductor manufacturing industry is subject to rapid technological change requiring new product introductions and enhancements. The Company's ability to remain competitive in this market will depend in part upon its ability to develop new and enhanced systems and to introduce these systems at competitive prices and on a timely and cost-effective basis. Accordingly, the Company devotes a significant portion of its personnel and financial resources to research and development programs and seeks to maintain close relationships with its customers to remain responsive to their product needs.

   The Company's current research and development efforts are directed at development of new systems and processes and improving existing system capabilities. The Company is focusing its research and development efforts on the completion of the VIISta(TM) platform, the next generation of single wafer ion implant system. VIISta(TM) is designed to cover the complete range of implants required for the next several generations of integrated circuits and extend production capability to 10 nanometers geometries. VIISta(TM) is a single wafer platform allowing customers to use a single tool (with three beam lines) for all implant applications including high-current, medium-current, and high-energy.

   Worldwide expenditures by the Company (net of customer funding) for research and development during fiscal years 1999, 1998 and 1997 were $38 million, $37 million and $47 million, respectively, or approximately 14%, 11% and 11% of revenue, respectively. The Company expects in future years that research and development expenditures will continue to represent a substantial percentage of revenue.

   The success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including new product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or in enhancing its existing products. The Company's inability to complete the development or meet the technical specifications of any of its new systems or enhancements or to manufacture and ship these systems or enhancements in volume in a timely manner would materially and adversely affect the Company's business, financial condition and results of operations.

Patent and Other Proprietary Rights

   As a result of its 50-year history as part of Varian Associates, Inc., and now as an independent semiconductor equipment company, the Company has pursued a policy of seeking patent, copyright, trademark and trade secret protection in the United States and other countries for developments, improvements and inventions originating within its organization that are incorporated in the Company's products or that fall within its fields of interest. As of October 1, 1999, the Company owned approximately 120 patents in the United States and approximately 250 patents throughout the world, and had approximately 100 patent applications on file with various patent agencies worldwide. The Company intends to file additional patent applications as appropriate.

   The Company relies on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title to protect its rights. The Company has trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for its products in the marketplace. The Company also has agreements with third parties that provide for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses. The termination of certain of such licenses could have a material adverse effect on the Company's business. In particular, the current royalty-bearing license agreements with Applied Materials and TEL for gas-assisted wafer heat transfer patents produced approximately $28 million in royalties in fiscal year 1999 and over $67 million in royalties since 1992. The last of the principal patents covered by these licenses will expire on July 9, 2007.

   The Company's competitors, like companies in many high-technology businesses, routinely review the products of others for possible conflict with their own patent rights. There has also been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. As set forth in Item 3--"Legal Proceedings" below, the Company is currently involved in such litigation and there can be no assurances as to the results of such litigation. There can be no assurance that the Company or its licensors or suppliers will not be subject to additional claims of patent infringement or that any claim will not require that the Company pay substantial damages or delete certain features from its products or both.

Sale of Business

   Effective as of June 13, 1997, the Semiconductor Equipment Business completed the sale of its Thin Film Systems business ("TFS"). Total proceeds received from the sale were $145.5 million in cash. A $51.5 million reserve was recorded to cover, among other items, purchase price disputes, retained liabilities, transaction costs, employee terminations, facilities separation costs, indemnification obligations, litigation expense and other contingencies. The gain on the sale was $33.2 million (net of income taxes of $17.8 million).

Environmental Matters

   For a discussion of environmental matters, see Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations-- Environmental Matters."

Company History

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

   The consolidated financial statements for periods ended on or before April 2, 1999 reflect SEB as operated by VAI. The consolidated financial statements generally reflect the financial position, operating results and cash flows of SEB as if it were a separate entity for all periods presented. Where it was practicable to identify specific VAI corporate amounts with the SEB activities, such amounts have been included in the accounts reflected in the consolidated financial statements. The consolidated financial statements also include allocations of certain VAI corporate assets (including pension assets), liabilities (including profit sharing and pension benefits), and expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury, and other VAI corporate overhead) to SEB. These amounts have been allocated to SEB on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by SEB. Typical measures and activity indicators used for allocation purposes include headcount, sales revenue, and payroll expense. The Company believes that the methods used to allocate these amounts are reasonable. However, these allocations are not necessarily indicative of the amounts that would have been or that will be recorded by the Company on a stand-alone basis. References in this Annual Report on Form 10-K to the "Semiconductor Equipment Business" refer to the historical business and operations of the Semiconductor Equipment Business ("SEB") conducted by VAI prior to the Distribution.

   VSEA's role in the semiconductor manufacturing market can be traced to VAI's pioneering work in ultra-high vacuum technology. In the 1960s, this technology was applied to many physics and space research projects requiring ultra-high vacuum environments. This technology proved critical in the semiconductor manufacturing process. SEB was successful in developing methods for controlling electron beams and ions in ultra-high vacuum environments and in depositing materials onto silicon wafers to create switching devices.

   SEB entered the ion implantation business in 1975 through the acquisition of Extrion Corporation, in Gloucester, Massachusetts. Since then, the Company has developed a complete line of medium and high current implanters and added the high energy product line in 1998. These systems introduce precise quantities of dopant materials into the wafers, creating desired electrical characteristics. In June 1997, the Company sold its TFS business, which made physical vapor deposition equipment, also known as sputtering systems, to Novellus Systems, Inc. ("Novellus"). In July 1998, SEB acquired the high-energy ion implantation equipment product line of Genus, Inc. ("Genus").

Employees

   At October 1, 1999, the Company had 1,470 full-time and temporary employees worldwide--1,142 in North America, 243 in Asia and 85 in Western Europe. None of the Company's employees based in the United States is subject to collective bargaining agreements and the Company has never experienced a work stoppage, slowdown, or strike. The Company's employees based in certain foreign countries may, from time to time, be subject to collective bargaining agreements. The Company currently considers its employee relations to be good.

   The Company's success depends to a significant extent upon a limited number of key employees and other members of senior management of the Company. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. The success of the Company's future operations depends in large part on the Company's ability to recruit and retain engineers and technicians, as well as marketing, sales, service and other key personnel, who are in competitive demand and limited supply because of the unique skills required. The Company's inability to attract and retain the personnel it requires could have a material adverse effect on the Company's business and results of operations.

Executive Officers

   The Executive Officers of the Company as of October 1, 1999, were as follows:

      Name and Title      Age                Business Experience
      --------------      ---                -------------------
 Richard A. Aurelio...... 55  Mr. Aurelio has served as the Company's President
  President and               and Chief Executive Officer since April 1999.
  Chief Executive Officer     Prior to April 1999, he was the Executive Vice
                              President of VAI responsible for the
                              Semiconductor Equipment Business. Mr. Aurelio
                              joined VAI in 1991 from a position as Executive
                              Vice President of Holland's ASM Lithography,
                              where he was President of its U.S. affiliate. Mr.
                              Aurelio was hired as President of Semiconductor
                              Equipment Business in 1991 and was elevated to
                              Executive Vice President of VAI in 1992.

 Charles M. McKenna...... 54  Dr. McKenna has served as the Company's Chief
  Chief Operating and         Operating and Technology Officer since April
  Technology Officer          1999. Prior to April 1999, he was Vice President
                              and General Manager of VAI's Ion Implant Systems
                              business, positions he had held since 1989. Dr.
                              McKenna has held various other positions in the
                              Semiconductor Equipment Business during his 15
                              years with VAI.

 Ernest L. Godshalk,      54  Mr. Godshalk has served as the Company's Vice
  III....................     President and Chief Financial Officer since April
  Vice President and          1999. Prior to April 1999, he was Vice President,
  Chief Financial Officer     Finance of the Semiconductor Equipment Business,
                              a position he had held since joining VAI in
                              November 1998. Prior to joining VAI, he was
                              Managing Director of Elgin Management Group (an
                              investment company), a position he held from 1993
                              to 1996 and again in 1998. Mr. Godshalk was Chief
                              Financial Officer and Secretary of Prodigy, Inc.
                              (an internet company) from 1996 to 1998.

 Walter F. Sullivan...... 48  Mr. Sullivan has served as the Company's Vice
  Vice President,             President, Customer Operations and Chief
  Customer Operations         Information Officer since April 1999. Prior to
  and Chief Information       April 1999, he was Vice President, Customer
  Officer                     Support, of the Semiconductor Equipment Business,
                              a position he had held since 1995. Prior to
                              joining VAI in 1995, he was Group Director,
                              Worldwide Customer Support Operations for
                              PictureTel Corporation (a telecommunications
                              equipment company). Previously, he held various
                              operations and marketing positions during his 17
                              years with Wang Laboratories.

 Gary L. Loser........... 49  Mr. Loser has served as Vice President, General
  Vice President,             Counsel and Secretary of the Company since April
  General Counsel and         1999. Prior to joining the Company, Mr. Loser was
  Secretary                   Senior Business Counsel and Senior Intellectual
                              Property Counsel for the GE Plastics operating
                              component of General Electric Company, positions
                              he held since 1992. Mr. Loser held various other
                              positions in GE's Legal Department during his
                              17 years with GE.

 Ralph E. Knupp.......... 49  Mr. Knupp has served as the Company's Vice
  Vice President,             President, Human Resources and Communications
  Human Resources and         since April 1999. Prior to joining the Company,
  Communications              Mr. Knupp was Vice President, Human Resources of
                              Reed Elsevier, Inc., a position he held from 1995
                              to 1999. Mr. Knupp was Vice President, Human
                              Resources of Reed Publishing USA, Inc. from 1985
                              to 1995.

Item 2. Properties.

   The Company has 6 sales and service offices located in the United States and 20 located outside of the United States, including offices in the United Kingdom, France, Germany (2), Ireland, Netherlands, Japan (7), Korea (3), Taiwan, Hong Kong, Singapore, and Shanghai (PRC). The Company has two manufacturing facilities located in Massachusetts and one in Korea, in addition to its headquarters facility in Gloucester, Massachusetts. These offices and facilities aggregate more than 562,000 square feet of which 209,000 square feet is leased. Since 1994, the manufacturing facilities have been registered to the internationally recognized ISO 9001 quality standard. Field support operations in the U.S., Korea, France and Taiwan have been registered to the ISO 9002 standard.

   The Company's management does not believe there is any material, long-term, excess capacity in the Company's facilities, although utilization is subject to change based on customer demand. Furthermore, the Company's management believes that the Company's facilities and equipment generally are well-maintained, in good operating condition, suitable for the Company's purposes, and adequate for its present operations.

Item 3. Legal Proceedings.

   In June 1997, Applied Materials filed a civil action against VAI in the U.S. District Court for the Northern District of California alleging infringement of four patents relating to sputter coating systems. Applied Materials contends that its patents are infringed by the M2i, MB/2/((TM)) and Inova ((TM)) systems that were manufactured and sold by TFS prior to VAI's sale of TFS to Novellus in June 1997. The complaint requests unspecified money damages and an injunction preventing further infringement and requests that any damages awarded be increased up to three-fold for VAI's and Novellus' alleged willful infringement. Novellus was subsequently added as a defendant in this action and, as part of the sale of TFS, VAI agreed to indemnify Novellus for certain damages it may suffer as a result of such litigation and to reimburse Novellus for up to $7.5 million of its litigation expenses. VAI's answer denied infringement and asserted that the Applied Materials patents are invalid and that one of the asserted patents is unenforceable. VAI also filed a separate suit seeking damages and injunctive relief against Applied Materials contending that certain of Applied Materials' business practices violate antitrust laws. That action has been procedurally related to the infringement case and is pending before the same judge. Novellus has filed a complaint against Applied Materials which includes a claim that Applied Materials has infringed three of the patents acquired by Novellus from the Company. Discovery has begun, but no date has been set for completion of discovery.

   In the event of an outcome unfavorable to the Company, the Company may be liable for damages for past sales through the June 1997 closing date of the sale of TFS to Novellus and may be liable to Novellus under the indemnification obligations described above.

   The Company has agreed to indemnify VMS and IB for any costs, liabilities or expenses relating to the Company's legal proceedings, including the Applied Materials matters. Under the Distribution Related Agreements, the Company has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS.

   The Company settled with Novellus, through arbitration, a dispute regarding the valuation of assets of TFS. The Company recorded Other Income of $2.0 million relating to the difference between the actual settlement amount of $4.8 million and the estimated accrual.

   Also, from time to time, the Company may become involved in a number of legal actions and could incur an uninsured liability in one or more of them. Accordingly, while the ultimate outcome of all of the above legal matters is not determinable, management believes the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Securityholders.

   No matters were submitted to a vote of securityholders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended October 1, 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   Since April 2, 1999, the Company's Common Stock has traded on the Nasdaq National Market under the symbol "VSEA." Prior to April 2, 1999, there was no established public trading market for the Company's Common Stock.

   The following table sets forth for the periods indicated the high and low closing prices per share of the Common Stock during each of the quarters set forth below as reported on the Nasdaq National Market since April 2, 1999.

                            Fiscal 1999                          High     Low
                            -----------                        -------- -------
      Third Quarter (from April 2, 1999)...................... $  17.00 $  9.50
      Fourth Quarter.......................................... $24.8125 $16.375

   The reported closing price of the Common Stock on the Nasdaq National Market on December 10, 1999 was $26.00 per share. The number of stockholders of record on December 10, 1999 was 5,138.

   The Company has never declared or paid cash dividends on its capital stock, and the Company does not expect to pay any cash dividends on its Common Stock in the foreseeable future.

Item 6. Selected Financial Data.

   The following table presents selected historical financial data of the Company subsequent to the Distribution, and SEB prior to April 2, 1999. The historical financial information may not be indicative of the future performance of the Company and does not necessarily reflect what the financial position and results of operations of SEB would have been had SEB operated as a separate stand-alone entity during the periods presented.

   The computation of net earnings (loss) per share is based on the weighted average number of VAI Common Stock outstanding during the respective periods, reflecting the ratio of one share of the Company Common Stock for each share of VAI, Inc., Common Stock outstanding at the time of the Distribution.

                                                        Fiscal Years
                                             -----------------------------------
                                              1999    1998  1997*   1996   1995
                                             ------  ------ ------ ------ ------
                                               (Dollars in million except per
                                                       share amounts)
Summary of Operations:
Revenue..................................... $271.9  $342.9 $448.3 $667.2 $660.7
                                             ------  ------ ------ ------ ------
Operating earnings (loss) before taxes...... $(17.5) $ 16.3 $105.9 $122.3 $ 92.5
  Income tax provision (benefit) on earnings
   (loss)...................................   (4.3)    4.9   34.9   43.0   33.8
                                             ------  ------ ------ ------ ------
Net earnings (loss)......................... $(13.2) $ 11.4 $ 71.0 $ 79.3 $ 58.7

Net earnings (loss) per share--basic........ $(0.43) $ 0.37 $ 2.33 $ 2.61 $ 1.93
                                             ======  ====== ====== ====== ======
Net earnings (loss) per share--diluted...... $(0.43) $ 0.37 $ 2.33 $ 2.60 $ 1.92
                                             ======  ====== ====== ====== ======
Financial Position at Year End:
Total assets................................ $334.1  $224.6 $233.3 $312.1 $275.8
Capital lease obligations .................. $  0.9     --     --     --     --

--------
* Fiscal year 1997 results include a $51.0 million pre-tax gain ($33.2 million after tax or $1.09 per share) on the sale of the Thin Film Systems business.

  This selected financial data should be read in conjunction with the related consolidated financial statements and notes thereto included in Item 14.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

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

   The consolidated financial statements for periods ended on or before April 2, 1999 reflect SEB as operated by VAI. The consolidated financial statements generally reflect the financial position, operating results and cash flows of SEB as if it were a separate entity for all periods presented. Where it was practicable to identify specific VAI corporate amounts with the SEB activities, such amounts have been included in the accounts reflected in the consolidated financial statements. The consolidated financial statements also include allocations of certain VAI corporate assets (including pension assets), liabilities (including profit sharing and pension benefits), and expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury, and other VAI corporate overhead) to SEB. These amounts have been allocated to SEB on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by SEB. Typical measures and activity indicators used for allocation purposes include headcount, sales revenue, and payroll expense. The Company believes that the methods used to allocate these amounts are reasonable. However, these allocations are not necessarily indicative of the amounts that would have been or that will be recorded by the Company on a stand-alone basis.

 Fiscal Year

   The Company's fiscal years reported are the 52- or 53-week periods which ended on the Friday nearest September 30. Fiscal year 1999 comprises the 52-week period ended on October 1, 1999. Fiscal year 1998 comprises the 53-week period ended October 2, 1998. Fiscal year 1997 comprises the 52-week period ended on September 26, 1997.

 Fiscal Year 1999 Compared to Fiscal Year 1998

   Revenue. The Company's revenues of $271.9 million in fiscal year 1999 were 21% below fiscal year 1998 revenues of $342.9 million, due mainly to the effect of the semiconductor industry slowdown that began in the second half of fiscal year 1998 and continued through the first half of fiscal year 1999. Fourth quarter revenues in fiscal year 1999 totaled $107.5 million, up 157% from $41.8 million in the fourth quarter of fiscal year 1998. Included in fourth quarter revenues in fiscal year 1999 were approximately $22.2 million of non-recurring royalty revenue primarily related to a licensing agreement with Tokyo Electron Ltd. Excluding this non-recurring royalty revenue, revenues for the fourth quarter of fiscal year 1999 increased approximately 104% as compared to revenues for the fourth quarter of fiscal year 1998. Over the course of fiscal year 1999, revenues have increased steadily with each consecutive quarter, from $47.4 million in the first quarter to $53.2 million in the second quarter, to $63.8 million in the third quarter, and approximately $85.3 million in the fourth quarter excluding the non-recurring royalty income.

   Royalty revenue for fiscal year 1999 was $28.9 million compared with $10.8 million in fiscal year 1998, primarily due to the aforementioned licensing agreement with Tokyo Electron Ltd.

   International revenues in fiscal year 1999 were $160.8 million compared to $239.3 million in fiscal year 1998. Sales to customers in the Far East were $106.4 million in fiscal 1999 as compared to $172.6 million in fiscal 1998. Sales to customers in Europe were $54.4 million and $66.8 million in fiscal year 1999 and fiscal year 1998, respectively. Starting in the first half of fiscal year 1998, the semiconductor industry began to experience a significant worldwide slowdown in equipment demand, brought about by depressed device pricing, excess capacity and the Asian financial crisis. The slowdown in product demand and extreme volatility in computer industry product pricing has caused the semiconductor industry to reduce significantly or delay purchases of semiconductor manufacturing equipment and construction of new fabrication facilities. This slowdown and volatility continued well into fiscal year 1999. These conditions have adversely affected the Company's results of operations for most of fiscal year 1999.

   Gross Profit on Product and Service Revenue. Gross profit on product and service revenue (excluding royalty revenue) of $60.4 million for fiscal year 1999 was 25% of revenues compared with gross profit in fiscal year 1998 of $106.9 million, representing 32% of sales. The decrease in gross profit as a percentage of its sales from fiscal year 1998 to fiscal year 1999 was partly attributable to costs associated with excess capacity, and costs related to increased staffing and training to respond to the increasing demand from customers.

   Research and Development. Research and development expenses in fiscal year 1999 were $37.6 million, an increase of $0.7 million from the research and development expenditures of $36.9 million in fiscal year 1998. Research and development expenses were higher largely due to incremental costs incurred pursuant to the discontinuance of a parallel product development research contract, following the acquisition of the high-energy ion implantation equipment product line of Genus, Inc., ("Genus").

   Marketing. Marketing expenses of $34.8 million in fiscal year 1999, were the same as in fiscal year 1998, but represented 13% of revenue in fiscal year 1999 and 10% in fiscal year 1998, largely because of the lower sales volume.

   General and Administrative. General and administrative expenses of $35.5 million were 13% of revenue in fiscal year 1999, compared to $29.7 million, or 9% of revenue, in fiscal year 1998. General and administrative expenses in fiscal year 1999 were higher largely because of the additional administrative expenses associated with the transition to operating as an independent company.

   Restructuring Costs. During the second quarter of fiscal year 1999, the company recognized pre-tax restructuring charges of $2.7 million, largely due to the downturn in the industry. The charges included $1.4 million resulting from the cancellation of plans for the expansion of manufacturing in the United States and Japan, and $1.3 million to cover termination costs for a reduction in workforce of 69 employees (approximately 5% of worldwide VSEA employment). See also Note 14 to the Consolidated Financial Statements.

   Interest Income and Other Income, Net. In fiscal year 1999, the Company recognized interest income of $1.8 million and recorded other income of $2.0 million relating to the difference between the actual settlement amount of a purchase price dispute relating to the sale of TFS and the estimated accrual.

   Earnings (Loss) before Taxes. In fiscal year 1999, the Company had a pretax loss of $17.5 million, compared to $16.3 million of earnings before taxes in fiscal year 1998.

   Taxes on Earnings. VSEA's effective income tax benefit rate was 24% in fiscal year 1999, compared to 30% effective income tax expense rate in fiscal year 1998. These rates are lower than the U.S. federal statutory rate principally due to the tax benefits arising from the use of a foreign sales corporation and tax credits and for fiscal year 1999, unbenefited tax losses incurred prior to the Distribution. Future tax rates may vary from the historic rates depending on the worldwide allocations of earnings and tax planning strategies.

   Net Earnings. As a result of the foregoing factors, in fiscal year 1999, the Company incurred a net loss of $13.2 million compared with net earnings of $11.4 million in fiscal year 1998. The net loss per share for fiscal year 1999 was $0.43 compared with net earnings in fiscal year 1998 of $0.37 per share.

 Fiscal Year 1998 Compared to Fiscal Year 1997

   Revenue. VSEA's revenue of $342.9 million in fiscal year 1998 was 24% lower than its revenue of $448.3 million in fiscal year 1997. Adjusted for revenue attributable to the former TFS business sold in June 1997, VSEA's revenue was 10% lower in fiscal year 1998 than in fiscal year 1997. Starting in the first half of fiscal year 1998, the semiconductor industry began to experience a significant worldwide slowdown in equipment demand, brought about by depressed device pricing, excess capacity in the semiconductor manufacturing industry and the Asian financial crisis, all of which contributed to the lower revenue. Fourth quarter revenue of $42 million in fiscal year 1998 was 63% lower than the $115 million of fourth quarter revenue in fiscal year 1997.

   International revenue was $239.3 million, or 70% of VSEA's revenue, in fiscal year 1998, compared to $245.0 million, or 55% of revenue, in fiscal year 1997. When adjusted for revenue attributable to the TFS business, international revenue was $208.1 million, or 55% of revenue, in fiscal year 1997. VSEA's North American (primarily U.S.) revenue dropped from 45% of revenue in fiscal year 1997 to 30% of revenue in fiscal year 1998, while its Europe region revenue rose from 10% of revenue in fiscal year 1997 to 19% of revenue in fiscal year 1998. The aggregate of Taiwan, Japan and Korea revenue increased as a percentage of revenue, representing 41% of revenue in fiscal year 1997 and 45% of revenue in fiscal year 1998, with Taiwan accounting for most of the percentage increase in revenue. Fiscal year 1998 revenues reflect the slowdown of product demand and extreme volatility in product pricing in the semiconductor industry. This slowdown and volatility have caused the semiconductor industry to reduce significantly or delay purchases of semiconductor manufacturing equipment and construction of new fabrication facilities.

   Royalty income decreased by $20 million or 65% in fiscal year 1998, compared to fiscal year 1997. Royalty income in fiscal year 1998 was primarily attributable to royalty bearing license agreements with Applied Materials and TEL for gas-assisted wafer heat transfer patents, and a royalty bearing license agreement with TEL for the use of MB/2/(TM) technology, co-developed by Varian and TEL. The decrease in royalty income between 1997 and 1998 resulted primarily from the cessation of contractual obligations for TEL to pay royalties in connection with termination of a distribution agreement between TEL and Varian in the first quarter of fiscal year 1998, with the effect that royalties therefrom amounted to $3 million in fiscal year 1998 compared to $19 million in fiscal year 1997.

   Gross Profit on Product and Service Revenue. VSEA's gross profit on product and service revenue (excluding royalty revenue) of $106.9 million in fiscal year 1998 was 32% of revenue, compared to $153.6 million, or 37% of revenue, in fiscal year 1997. Adjusted for the gross profit attributable to the TFS business, VSEA's gross profit in fiscal year 1997 was 41% of TFS-adjusted revenue. The decrease in gross profit as a percentage of revenue from fiscal year 1997 to fiscal year 1998 was primarily attributable to competitive pricing pressures encountered during the industry slowdown in the second half of fiscal year 1998, costs associated with excess capacity and the 65% decrease in royalty income.

   Research and Development. Research and development expenses of $36.9 million in fiscal year 1998 were 11% of revenue compared to $47.2 million, or 11% of revenue, in fiscal year 1997. After adjusting for research and development expenses attributable to the TFS business in fiscal year 1997, research and development expenses were $30 million, or 8% of TFS-adjusted revenue, in fiscal year 1997. The increase in research and development expense, on a TFS-adjusted basis, reflects VSEA's increasing commitment to the development of new systems and processes and improving existing system capabilities.

   Marketing. Marketing expenses of $35 million in fiscal year 1998, down from $51 million in fiscal year 1997, were 10% of revenue in fiscal year 1998 and 11% in fiscal year 1997. Adjusted for marketing expenses attributable to the TFS business, VSEA's marketing expenses were $40 million or 11% of TFS-adjusted revenue in fiscal year 1997. The balance of the decrease was attributable to decreased volume-related expenses.

   General and Administrative. General and administrative expenses of $29.7 million were 9% of revenue in fiscal year 1998, compared to $32 million, or 7% of revenue, in fiscal year 1997. Adjusted for general and administrative expenses attributable to the TFS business, VSEA's general and administrative expenses were $25 million, or 7% of TFS-adjusted revenue in fiscal year 1997.

   Sale of Business. In June 1997, VSEA completed the sale of its TFS business. Total proceeds received from the sale of the TFS business were $145.5 million in cash. The gain on the sale was $33.2 million, net of income taxes of $17.8 million. A $51.5 million reserve was recorded to cover, among other items, purchase price disputes, retained liabilities, transaction costs, employee terminations, facilities separation costs, indemnification obligations, litigation expense and other contingencies (See Note 14 of the Notes to the Consolidated Financial Statements). During the remainder of fiscal year 1997, $10.3 million of this reserve was used (primarily for the cash settlement of transaction and legal indemnification and defense costs). During fiscal year 1998, an additional $7.2 million of this reserve was used (primarily for the cash settlement of transaction, employee termination, facilities separation and legal indemnification and defense costs). The reserve as of October 2, 1998 was $34 million and related to costs associated with pending litigation and indemnity obligations relating to certain patent infringement claims by Applied Materials as well as purchase price disputes with Novellus arising out of the sale of the TFS business.

   Other Charges. In the fourth quarter of fiscal year 1998, VSEA recorded a charge of approximately $6 million, relating primarily to inventory write-downs of approximately $4 million and to termination benefits of approximately $2 million for approximately 240 employees at its Massachusetts facilities. Inventory write-downs were charged to cost of revenue. At October 2, 1998, VSEA had paid approximately $1 million of these termination benefits. The remaining $1.0 million in termination benefits were paid in fiscal year 1999.

   Earnings (Loss) Before Taxes. As a result of the foregoing factors, in fiscal year 1998, the company had $16.3 million of earnings before taxes, as compared to $105.9 million in fiscal year 1997.

   Taxes on Earnings. VSEA's effective income tax rate was 30% in fiscal year 1998, compared to 33% in fiscal year 1997. These rates are lower than the U.S. federal statutory rate principally due to the tax benefits arising from the use of a foreign sales corporation, tax credits and joint venture income. The fiscal year 1998 rate was less than the fiscal year 1997 rate as the tax credits in 1998 produced a higher tax benefit. Future tax rates may vary from the historic rates depending on the worldwide allocations of earnings and tax planning strategies.

   Net Earnings. Net earnings were $11.4 million ($0.37 per share) or 3% of revenue in fiscal year 1998. This represented an 84% reduction from the $71.0 million of net earnings ($2.33 per share) or 16% of revenue in fiscal year 1997. The decrease in net earnings primarily reflects the sale of the TFS business, which provided an after-tax gain of $33 million ($1.09 per share) in fiscal year 1997, and the other factors described above.

Liquidity and Capital Resources

   VAI historically used a centralized cash management system to finance its operations. Cash deposits from most of the businesses were transferrred to VAI on a daily basis, and VAI funded its required disbursements. As a result, the Company reported no cash or cash equivalents at October 2, 1998. Pursuant to the Distribution Agreement, as of April 2, 1999, the Company received a cash contribution from VAI such that VSEA's cash and cash equivalents equaled $94.5 million, restricted cash totaling $5.5 million and its consolidated debt, consisting of notes payable, was $5.0 million. Such cash and cash equivalents are expected to represent the Company's principal source of liquidity for the foreseeable future. VSEA does not rely on the earnings, assets or cash flows of VMS or IB following the the Distribution on April 2, 1999, nor, however, are VSEA's earnings, assets or cash flows used to contribute to the capital requirements of those entities.

   During the fiscal year 1999, the Company consumed $31.3 million of cash in operations, compared to the cash provided by operations of $40.2 million in the fiscal year 1998 and cash used by operations of $2.7 million in fiscal year 1997. Cash requirements in fiscal year 1999 were primarily due to increased accounts receivables of $41.8 million, an increase in inventories of $8.0 million and a net loss of $13.2 million offset by an increase in accounts payable of $20.4 million and depreciation and amortization of $12.3 million. In fiscal year 1998 cash provided by operations came primarily from net earnings of $11.4 million, the reduction in accounts receivable of $37.9 million and depreciation and amortization of $8.7 million offset by increases in accrued expenses of $15.7 million and accounts payable of $10.0 million. In fiscal year 1997, cash used in operating activities was primarily due to net earnings (net of Gain on Sale of Thin Film Systems Business) of $20 million, depreciation and amortization of $12.2 million offset by increases in accrued expenses of $23.7 million.

   During the fiscal year 1999, the Company used $7.0 million for investing activities due to a $4.0 million decrease in restricted cash offset by purchases of property, plant and equipment of $10.9 million. In fiscal year 1998, the Company used $31.0 million of cash to acquire the high-energy ion implantation equipment product line of Genus, Inc., and $7.2 million for purchases of property, plant and equipment. In fiscal year 1997, the Company generated $141.0 million of cash from investing activities primarily due to the sale of Thin Film Systems.

   The Company provided $102.7 million of cash from financing activities in fiscal year 1999 primarily due to the issuance of common stock attributable to the Distribution net of cash transfers to VAI. In fiscal years 1998 and 1997, the Company made cash transfers to VAI of $2.9 million and $139.6 million, respectively.

   The Company's liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, the Company's management believes that cash generated from operations, together with available cash at October 1, 1999, comprising $66.0 million and $1.0 million of restricted cash, and the Company's borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the foreseeable future.

Recent Accounting Pronouncements

 Accounting for Derivative Instruments and Hedging Activities

   In June 1998, the Financial Accounting and Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for the Company's fiscal year 2001. The Company has not yet determined the impact of its implementation on the Company's consolidated financial statements.

 Revenue Recognition in Financial Statements

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's first quarter of the fiscal year 2001. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company does not expect the adoption of SAB 101 to have a material effect on their financial statements, however the final evaluation of SAB 101 is not yet complete.

Forward Looking Information

   This 10-K report contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms "believes", "anticipates", "expects", "plans" or similar expressions, are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: product demand and market acceptance risks; the effect of general economic conditions and foreign currency fluctuations; the impact of competitive products and pricing; new product development and commercialization; the ability to increase operating margins on higher sales; the ability of suppliers to be responsive to increasing demand for parts; the impact of economic conditions in Japan, Korea and other Asian markets on sales in those areas; the timing of renewed growth in worldwide semiconductor equipment demand; successful implementation by the Company and certain third parties of corrective action to address the impact of the Year 2000; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Certain Factors That May Affect Future Results

   The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

Lack of Recent Operating History as a Separate Entity

   Prior to the Distribution in April 1999, the Company's business was operated as part of VAI. See Item 1 --"Business--Company History." The Company is a smaller and less diversified company than VAI was prior to the Distribution. The ability of the Company to satisfy its obligations and maintain profitability will be solely dependent upon its own future performance, and the Company will not be able to rely on the capital resources and cash flow of VAI. The future performance and cash flows of the Company will be subject to prevailing economic conditions and to financial, business and other factors affecting its business operations, including factors beyond its control.

Potential Responsibility for Liabilities Not Expressly Assumed

   The Distribution Agreement allocates among VMS, IB and the Company responsibility for various indebtedness, liabilities and obligations. It is possible that a court would disregard this contractual allocation of indebtedness, liabilities and obligations among the parties and require VMS, IB or the Company or their respective subsidiaries to assume responsibility for obligations allocated to another party, particularly if such other party were to refuse or was unable to pay or perform any of its allocated obligations.

Potential Indemnification Liabilities

   Under the terms of the Distribution Agreement, each of VMS, IB and the Company has agreed to indemnify the other parties (and certain related persons) from and after consummation of the Distribution with respect to certain indebtedness, liabilities and obligations, which indemnification obligations could be significant. The availability of such indemnities will depend upon the future financial strength of the companies. No assurance can be given that the relevant company will be in a position to fund such indemnities. In addition, the Distribution Agreement generally provides that if a court prohibits a company from satisfying its indemnification obligations, then such indemnification obligations will be shared equally between the two other companies.

No Dividends Anticipated

   The Company does not anticipate paying dividends on its Company Common Stock. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors of the Company and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors.

Certain Anti-takeover Features

   The Certificate of Incorporation and By-Laws of the Company will contain several provisions that may make the acquisition of control of the Company more difficult or expensive. The Certificate of Incorporation and By-Laws, among other things, (i) classify the Board of Directors into three classes, with directors of each class serving for a staggered three-year period, (ii) provide that directors may be removed only for cause and only upon the affirmative vote of the holders of at least a majority of the outstanding shares of VSEA Common Stock entitled to vote for such directors, (iii) permit the remaining directors (but not the Company's stockholders) to fill vacancies and newly created directorships on the Board, (iv) eliminate the ability of stockholders to act by written consent and (v) require the vote of stockholders holding at least 66 2/3% of the outstanding shares of VSEA Common Stock to amend, alter or repeal the By-Laws and certain provisions of the Certificate of Incorporation, including the provisions described in the foregoing clauses (i) through (iv) and this clause (v). Such provisions would make the removal of incumbent directors more difficult and time-consuming and may have the effect of discouraging a tender offer or other takeover attempt not previously approved by the Board of Directors. Under the Certificate of Incorporation, the Board of Directors of the Company also has the authority to issue shares of preferred stock in one or more series and to fix the powers, preferences and rights of any such series without stockholder approval. The Board of Directors of the Company could, therefore, issue, without stockholder approval, preferred stock with voting and other rights that could adversely affect the voting power of the holders of VSEA Common Stock and could make it more difficult for a third party to gain control of the Company. In addition, the Company has adopted a stockholder rights plan, which, under certain circumstances, would significantly dilute the equity interest in the Company of persons seeking to acquire control of the Company without the prior approval of the Company's Board of Directors.

Volatility in the Semiconductor Equipment Industry

   The Company's business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits.

   The semiconductor industry has been cyclical in nature and has historically experienced periodic downturns. The semiconductor industry had been experiencing a slowdown of product demand and extreme volatility in product pricing during 1998. This slowdown and volatility had caused the semiconductor industry to reduce significantly or delay purchases of semiconductor manufacturing equipment and construction of new fabrication facilities. This slowdown and volatility continued into 1999 and adversely affected the Company's results of operations. As the semiconductor industry began to recover during 1999, the Company recorded increasing sales each quarter of fiscal 1999. Even during periods of reduced revenues, in order to remain competitive, the Company continued to invest in research and development and to maintain extensive ongoing worldwide customer service and support capability, which adversely affected its financial results. If the upturn in the semiconductor industry is not sustained, the softening of demand could adversely affect the Company's financial results.

Variability of Operating Results

   The Company has experienced and expects to continue to experience significant fluctuations in its quarterly operating results. The timing and amount of revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of any quarter very uncertain. During each quarter, the Company customarily sells a relatively small number of ion implantation systems that typically sell for prices ranging from approximately $1.8 million to $4 million. The Company's backlog at the beginning of each quarter may not include all systems needed to achieve expected revenue for that quarter. Consequently, the Company will often be dependent on obtaining orders for shipment in the same quarter that the order is shipped. Because the Company may build its systems according to forecast, the absence of significant backlog for an extended period of time could hinder the Company's ability to plan production and inventory levels, which could adversely affect operating results. The Company's revenue and operating results could also be adversely affected for a particular quarter if anticipated orders from even a few customers are not received in time to permit shipment during that quarter. Moreover, customers may reschedule or cancel shipments or production difficulties could delay shipments. A delay in a shipment in any quarter due, for example, to an unanticipated shipment rescheduling, to cancellations by customers or to unexpected procurement or manufacturing difficulties or adverse weather experienced by the Company, may cause revenue in such quarter to fall significantly below the Company's expectations and may have a material adverse effect on the Company's operating results for such quarter.

   The timing of new product announcements and releases by the Company may also contribute to fluctuations in quarterly operating results, particularly in cases where new product offerings cause customers to defer ordering products from the Company's existing product lines. The Company's results of operations also could be affected by new product announcements and releases by the Company's competitors, the volume, mix and timing of orders received during a period, availability and pricing of key components, fluctuations in foreign exchange rates and conditions in the semiconductor equipment industry. The Company's operating results also fluctuate based on gross profits realized on sales. Gross profit as a percentage of revenue may vary based on a variety of factors, including the mix and average selling prices of products sold and costs to manufacture upgrades and to customize systems. Because the Company's operating expenses are based on anticipated capacity levels, and a high percentage of the Company's expenses are relatively fixed, a variation in the timing of recognition of revenue and the level of gross profit from a single transaction can cause material variations in operating results from quarter to quarter.

Technological Change and Dependence on New Products

   Rapid technological changes in semiconductor manufacturing processes subject the semiconductor equipment industry to increased pressure to maintain technological parity with deep submicron process technology. The Company believes that its future success will depend in part upon its ability to develop, manufacture and successfully introduce new systems and product lines with improved capabilities and to continue to enhance existing products, in particular, products that respond to the trend toward single wafer processing and 300mm wafer processing. The success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including new product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products. Due to the risks inherent in transitioning to new products, the Company will be required to accurately forecast demand for new products while managing the transition from older products. The Company's inability to complete the development or meet the technical specifications of any of its new systems or enhancements or to manufacture and ship these systems or enhancements in volume in a timely manner could materially and adversely affect the Company's business, financial condition and results of operations. If new products have reliability or quality problems reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses may result. In the past, the Company has experienced some delays as well as reliability and quality problems in connection with product introductions, resulting in some of these consequences. There can be no assurance that the Company will successfully develop and manufacture new products, or that any products introduced by it will be accepted in the marketplace. If the Company does not successfully introduce new products, the Company's results of operations will be materially adversely affected.

   The Company expects to continue to make significant investments in research and development. The Company must manage product transitions successfully, as introduction of new products could adversely affect sales of existing products. There can be no assurance that future technologies, processes or product developments (in particular, alternative doping methods) will not render the Company's current product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to existing products which satisfy customer needs in a timely manner or achieve market acceptance. The failure to do so could adversely affect the Company's business. In particular, the inability of the Company's next generation VIISta(TM) ion implant platform, which relies on single wafer processing to achieve market acceptance, could have an adverse effect on the Company's financial results. If the Company is not successful in the marketing and selling of advanced processes or equipment to customers with whom it has formed long-term relationships, sales of its products to those customers could be adversely affected. In addition, in connection with the development of the Company's new products, the Company will invest in high levels of pre-production inventory, and the failure to complete development and commercialization of these new products in a timely manner or changes in design could result in inventory obsolescence, which could have an adverse effect on its financial results.

Product Concentration

   The Company derives virtually all of its revenue from sales and servicing of its ion implantation systems and related products and services, and such systems and services are expected to continue to account for a substantial percentage of the Company's revenues. Continued market acceptance of its systems is therefore critical to the future success of the Company. Any decline in demand for, or failure to achieve continued market acceptance of, such systems or any new version of these systems, if any, as a result of competition, technological change, failure of the Company to release new versions of these products on time or otherwise, could have a material adverse effect on the business, operating results, financial condition and cash flows of the Company.

Customer Concentration and Lengthy Sales Cycles

   Historically, the Company has sold close to half of its systems in any particular period to its ten largest customers. Sales to the Company's ten largest customers in fiscal years 1999, 1998 and 1997 accounted for approximately 51%, 47% and 46% of revenue, respectively. The Company expects that sales to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. During fiscal year 1999, one customer accounted for 12% and another for 10%, respectively, of the Company's revenue. In fiscal year 1998, revenue from one customer accounted for 14% of the Company's revenue, and it was the only customer that accounted for 10% or more of the Company's revenue during that period. In fiscal year 1997, no one customer had revenue in excess of 10% of the Company's revenue.

   None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's equipment and other services. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could adversely affect the Company's business, financial condition and results of operations. The ongoing consolidation of semiconductor manufacturers may increase the adverse affect of losing a significant customer.

   Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. In addition, the Company has from time to time experienced delays in finalizing system sales following the initial system's qualifications. Due to these and other factors, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort. The Company believes that as a result, once a semiconductor manufacturer has selected a particular supplier's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Accordingly, the Company would expect to experience difficulty in selling to a given customer if that customer had initially selected or selects a competitor's capital equipment. The Company believes that to remain competitive, significant financial resources are required in order to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in product and process research and development.

Competition

   The semiconductor equipment manufacturing market is highly competitive. Significant competitive factors in the ion implantation equipment market include customer relationships, pricing, technological performance and timing, distribution capabilities and financial viability. The Company's management believes that, to remain competitive, the Company will require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in product and process research and development. The semiconductor equipment industry is becoming increasingly dominated by large manufacturers who have the resources to support customers on a worldwide basis, and certain of the Company's competitors have substantially greater financial resources arid more extensive engineering, manufacturing, marketing and customer service and support. In addition, there are smaller, emerging semiconductor equipment companies that provide innovative technology which may have performance advantages over systems offered by the Company. Competitors are expected to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. If competitors enter into strategic relationships with leading semiconductor manufacturers covering products similar to those sold or being developed by the Company, its ability to sell products to those adversely affected. There can be no assurance that the Company will continue to compete successfully with its existing competitors or that it will be able to compete successfully with new competitors.

International Operations and Investments

   International sales accounted for 59%, 70% and 55%, respectively, of VSEA's revenue in fiscal years 1999, 1998 and 1997. Historically, sales to Asia have accounted for a substantial portion of sales. Sales to Asia accounted for 39%, 51% and 44%, respectively, of VSEA's revenue in fiscal years 1999, 1998 and 1997. Banking and currency problems in certain Asian countries in recent years have had a significant adverse impact on VSEA's revenues and operations. Specifically, the decline in value of the Korean won, together with Korean customers' difficulties obtaining credit, resulted in a decline in the purchasing power of the Company's Korean customers. This in turn resulted in the cancellation or delay of orders for the Company's products from Korean customers, further adversely affecting the Company's results of operations in 1998 and 1999. In addition, if the recovery in Japan's economy is not sustained, investments by Japanese customers may be negatively affected, and it is possible that economic conditions in certain Pacific Rim countries, such as Taiwan, may deteriorate and economic recovery in other Pacific Rim countries could be delayed.

   A portion of the Company's products may be assembled in Korea. This foreign operation is subject to the usual risks inherent in situating operations abroad, including risks with respect to currency exchange rates and transfers, economic and political destabilization, restrictive actions by foreign governments, nationalizations, the laws and policies of the United States affecting trade, foreign investment and loans and foreign tax laws.

   The impact of these and other factors on the Company's revenues and operating results in any future period is difficult to forecast. There can be no assurance that these and other factors relating to international sales and operations by the Company will not have a material adverse effect on future business and financial results, or affect future business and financial results in ways not readily foreseeable.

   On January 1, 1999, the Euro was adopted as the national currency of certain members of the European Monetary Union. The existing national currencies of the participating countries will continue to be acceptable until January 1, 2002, after which the Euro, will be the sole legal tender for the participating countries. Because the Company sells its products in Europe, the Euro conversion raises several economic and operational issues, such as the modification of information systems to accommodate Euro-denominated transactions, the recalculation of currency risk, the competitive impact of cross-border price transparency, the continuity of material contracts and potential tax and accounting consequences. The Company has made changes in its information systems to be able to conduct Euro-denominated transactions. Although there can be no assurance that these and other factors affecting the Company's sales transactions in Europe will not have a material adverse effect on future business and financial results, the Company does not expect any change in currency risk due to its existing hedging practices. The Company does not expect any significant competitive impact of price transparency with respect to its systems, due to the fact that most of those systems are sold in customized configurations. Based on its evaluation to date, the Company does not expect the Euro conversion to have a material adverse effect on its business, results of operations or financial condition.

Foreign Currency Risks

   The Company enters into forward exchange contracts and options to mitigate the effects of operational (sales orders and purchase commitments) and balance sheet exposures to fluctuations in foreign currency exchange rates. The Company's forward exchange contracts and options generally range from one to three months in original maturity, and no forward exchange contract has an original maturity greater than one year. At October 1. 1999, the Company had forward exchange contracts to sell foreign currencies totaling $28.6 million and to buy foreign currencies totaling $6.3 million. See Item 7A--"Quantitative and Qualitative Disclosures About Market Risk."

Uncertain Protection of Patent and Other Proprietary Rights

   The Company places considerable importance on obtaining and maintaining patent, copyright and trade secret protection for significant new technologies, products and processes because of the length of time and expense associated with bringing new products through the development process and to the marketplace.

   The Company intends to continue to file applications as appropriate for patents covering new products and manufacturing processes. No assurance can be given that patents now owned or that will issue from any pending or future patent applications owned by, or licensed to, the Company or that the claims allowed under any issued patents will be sufficiently broad to protect its technology position against competitors. In addition, no assurance can be given that any issued patents owned by, or licensed to, the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to it. The Company could incur substantial costs and diversion of management resources in defending itself in suits brought against it or in suits in which it may assert its patent rights against others. If the outcome of any such litigation is unfavorable to the Company, its business and results of operations could be materially adversely affected. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

   There may also be pending or issued patents of which the Company is not aware held by parties not affiliated with the Company that relate to its products or technologies. In the event that a claim relating to proprietary technology or information is asserted against the Company, it may need to acquire licenses to, or contest the validity of, a competitor's proprietary technology. There can be no assurance that any license required under any such competitor's proprietary technology would be made available on acceptable terms or that the Company would prevail in any such contest. If the outcome of any such contest is unfavorable to the Company, its business and results of operations could be materially adversely affected. From time to time, the Company has received notices from, and has issued notices to, third parties alleging infringement of patent or other intellectual property rights relating to its products. Such claims are often, but not always, settled by mutual agreement on a satisfactory basis without litigation. In June of 1997, Applied Materials filed suit against VAI alleging that several products from its former TFS business infringed upon four of Applied Materials' patents. See Item 3-- "Legal Proceedings." There can be no assurance that the Company will not be subject to additional claims of patent infringement or that any such claims will not require that the Company pay substantial damages or delete certain features from its products or both.

   The Company relies on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with its vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect its proprietary rights. There can be no assurance that such protections will prove adequate and that contractual agreements will not be breached, that the Company will have adequate remedies for any such breaches, or that its trade secrets will not otherwise become known to or independently developed by others. The Company has trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for its products in the marketplace. There can be no assurance that the Company's trademarks will not be used by unauthorized third parties. The Company also have agreements with third parties that provide for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses. The loss by the Company of its license agreements with Applied Materials and Tokyo Electron Limited ("TEL") could have a material adverse effect on the Company's business.

Environmental Liabilities

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

   VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI's sale of its Electron Devices business during fiscal year 1995, and the sale of its TFS business during fiscal year 1997). Expenditures by VAI for environmental investigation and remediation amounted to $3 million in fiscal year 1999, compared with $5 million in fiscal year 1998 and $2 million in fiscal year 1997.

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of October 1, 1999, VAI nonetheless estimated that the future exposure for environmental investigation and remediation costs for these sites and facilities ranged in the aggregate from $21 million to $51 million. The time frame over which these costs are expected to be incurred varies with each site or facility, ranging up to approximately 30 years as of October 1, 1999. Management of VAI believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore VAI has accrued $21 million in estimated environmental costs as of October 1, 1999. The amount accrued has not been discounted to present value.

   As to other sites and facilities, VAI has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of October 1, 1999, VAI estimated that the future exposure for environmental investigation and remediation costs for these sites and facilities ranged in the aggregate from $39 million to $66 million. The time frame over which VAI expects to incur these costs varies with each site and facility, ranging up to approximately 30 years as of October 1, 1999. As to each of these sites and facilities, management of VAI determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $46 million at October 1, 1999. VAI accordingly accrued $20 million, which represents its best estimate of the future costs discounted at 7%, net of inflation. This reserve is in addition to the $21 million described in the preceding paragraph.

   The Distribution Agreement provides that each of VMS, the Company and IB will indemnify the others for one-third of these environmental investigation and remediation costs, as adjusted for any insurance proceeds and tax benefits expected to be realized upon payment of these costs.

   The foregoing amounts are only estimates of anticipated future environmental related costs, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites and facilities involved. The Company believes that most of these cost ranges will narrow as investigation and remediation activities progress.

   The Company's present and past facilities have been in operation for many years, and over that time in the course of those operations, such facilities have used substances which are or might be considered hazardous, and the Company has generated and disposed of wastes which are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future that the Company cannot now predict.

Reliance on Suppliers

   Certain of the components and subassemblies included in the Company's products are obtained from a limited group of suppliers, or in some cases a single-source supplier, including magnets and high-voltage power supplies/accelerators. The loss of any supplier, including any single-source supplier, would require obtaining one or more replacement suppliers as well as potentially requiring a significant level of product development to incorporate new parts into the Company's products. The Company believes that alternative sources for such components may generally be obtained when necessary, although the need to change suppliers or to alternate between suppliers might cause material delays in delivery or significantly increase its costs. Although the Company has limited insurance to protect against loss due to business interruption from these and other sources, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. Although the Company seeks to reduce its dependence on these limited source suppliers, disruptions or loss of certain of these sources, including the ones referenced above, could have a material adverse effect on the Company's business and results of operations and could result in damage to customer relationships.

Dependence on Key Personnel

   The Company's future success depends to a significant extent on the continued service of certain of its key managerial, technical and engineering personnel, and its continuing ability to attract, train and retain highly qualified engineering, technical and managerial personnel. Competition for such personnel is intense, particularly in the labor markets around the Company's facilities in Massachusetts. The available pool of qualified candidates is limited and there can be no assurance that the Company can retain its key engineering, technical and managerial personnel or that it can attract, train, assimilate or retain other highly qualified engineering, technical and managerial personnel in the future. The loss of any of the Company's key personnel or the inability of the Company to hire, train or retain qualified personnel could have a material adverse effect on the Company's business, results of operations and financial condition.

Potential Impact of the Year 2000 Issue

 Year 2000 Definition

   The Company relies heavily on its existing application software and operating systems. The Year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations.

   The Company uses a significant number of computer software programs and operating systems in internal operations, including applications used in financial, product development, order management and manufacturing systems, as well as in the products the Company manufactures and sells. Additionally, the Company is dependent upon its critical suppliers, contract manufacturers, other vendors, and customers to determine if their operations, products, services and the payments they provide are Year 2000 ready.

 Project Overview

   To address the Year 2000 issue, the Company assembled a task force to review and assess internal software, data management, accounting, manufacturing and operational systems to ensure that they do not malfunction as a result of the Year 2000 date transition. The Company's Y2K project began in October 1998 with a designated Y2K Project manager and a team of Y2K project coordinators. The overall project comprises project planning and awareness, inventory assessment, triage, resolution, test planning and execution, deployment and fallout and contingency planning. The Company's planning and corrective measures are proceeding in parallel with respect to (1) its internal systems, (2) its products, and (3) significant third parties with which the Company does business. These reviews and corrective measures are intended to encompass significant categories of internal systems used by the Company, including data management, accounting, manufacturing, sales, human resources and operational software and systems.

 Internal Systems

   The Company has completed its assessment of potential Year 2000 problems in its internal systems. These systems have been categorized as follows, in order of importance: (a) enterprise information systems; (b) enterprise networking and telecommunications; (c) factory-specific information systems; (d) non-IT systems; (e) computers and packaged software; and (f) facilities systems.

   With respect to enterprise information systems, in 1994 VAI initiated replacement of its existing systems with a single company-wide system supplied by SAP America, Inc., which has been designed and tested by SAP for Year 2000 capability. Installation of that system has been executed to replace first those existing systems that are not Year 2000 capable. Installation of the new SAP system modules is complete in all VSEA locations globally except Europe, which has the SAP Finance modules integrated with a European distribution system (IBS), which is Y2K compliant. Upgrade of networking and telecommunications systems is complete; upgrade of factory information systems is to be completed before December 31, 1999; and upgrade of non-IT systems, computers and packaged software and facilities systems is complete.

 Product Compliance

   The Company has initiated an assessment of potential Year 2000 problems in its current and previously sold products. With respect to current products, the assessment and corrective actions are complete, and the Company believes that all of its current products are Year 2000 capable; however, that conclusion is based in part on Year 2000 assurances or warranties from suppliers of computer programs and non-IT systems which are integrated into or sold with the Company's current products.

   With respect to compliance of the products the Company supplies to its customers, the Company adheres to Year 2000 test case scenarios established by SEMATECH, an industry group comprised of US semiconductor manufacturers. The Company's compliance efforts, and review and identification of corrective measures and contingency planning (where necessary), are complete. The Company has over 2700 installed tools at its customers' sites. The Company's field service engineers and product support specialists have surveyed and audited the configuration of the tools determine what needs to be done to bring the products to Year 2000 compliance. Readiness, upgrade requirements or "never ready" status has been reviewed through a series of system audits and an implementation plan put in place as required for each of the products. Information regarding the readiness of the Company's products is made available on the corporate web site at www.vsea.com. This program has covered several key areas including date inspections, operating system investigations, runtime tests, software inspections and third party software component verification. The Company has completed the product assessment, which includes products, information systems and networks. A substantial majority of the systems and products can be upgraded with readily available externally utilized computers and packaged software or with internally developed software. Where the Company identifies previously sold products that are not Year 2000 capable, the Company intends in some cases to develop and offer to sell upgrades or retrofits, identify corrective measures which the customer could undertake, or identify for the customer other suppliers of upgrades or retrofits.

The Company has substantially completed these upgrade services to its customers. There may be instances where the Company will be required to repair and/or upgrade such products at the Company's expense.

 Supply Chain

   The second area of emphasis in the Year 2000 readiness program is to ensure the Company's supply chain is Year 2000 prepared. The Company's Product and Purchasing departments identified over 900 suppliers that needed to be evaluated. These assessments identified and prioritized critical suppliers, reviewed those suppliers' written assurances on their own assessments and correction of Year 2000 problems, and developed appropriate contingency plans for those suppliers which may not be adequately prepared for Year 2000 problems. In this respect, the Company is requiring its suppliers to complete a questionnaire that was prepared and recommended by SEMATECH, an industry group comprised of U.S. semiconductor manufacturers and designed to assess each supplier's Year 2000 readiness. Additionally, officials of the Company have visited and audited the Year 2000 compliance efforts of all sole source suppliers, or those having software content in their products. Questionnaires were sent to each of these suppliers, whose responses were reviewed and classified. On-site audits or conference calls were performed at 40 critical suppliers where readiness issues could be of serious consequence to the Company's operations. The Company has completed the audit of all the critical suppliers and all of these suppliers are considered as Year 2000 capable. Based upon the survey, the Company was able to classify its key suppliers as Year 2000 compliant with respect to Year 2000 readiness, and the Company will continue to monitor any addition of new suppliers to assure readiness is maintained. However, because the Company's readiness is dependent on timely Year 2000 readiness of third parties, there can be no assurances that its efforts alone will resolve all Year 2000 issues applicable to the Company's internal processes or products.

 Third Party Assessment

   In November 1999, the Company contracted an external consulting firm to conduct a third-party assessment of the Company's project completeness. The weeklong assessment process covered the aspects outlined in the Company's Y2K project. The Company is considered to be overall compliant of Year 2000 readiness, as described in the consultant's assessment report.

 Costs

   As of October 1, 1999, the Company estimates that it had incurred costs of less than $1 million to assess and correct Year 2000 problems, primarily during fiscal year 1999. Although difficult to assess, based on its analysis to date, the Company estimates that it will incur less than $1 million in additional costs to assess and correct Year 2000 problems, which costs are expected to be incurred throughout the first half of fiscal year 2000. All of these costs have been and will continue to be expensed as incurred. However, the actual future incremental spending may prove to be higher. Also, this estimate does not include the costs that could be incurred if one or more of the significant third party service providers fail to achieve Year 2000 readiness. The Company has not separately identified the costs incurred for its Year 2000 readiness program that are the result of use of internal resources and therefore, these costs are not included in the above estimates.

   This estimate of future costs has not been reduced by expected recoveries from certain third parties, which are subject to indemnity, reimbursement or warranty obligations for Year 2000 problems. In addition, the Company expects that certain costs will be offset by revenue generated by the sale of upgrades and retrofits and other customer support services relating to Year 2000 problems. However, there can be no assurance that the Company's actual costs to assess and correct Year 2000 problems will not be higher than the foregoing estimate.

 Contingency Plans

   The Company regards contingency planning for the Year 2000 compliance as one of the most critical components of its Year 2000 project. The Company has developed contingency plans to maintain operations under a number of hypothetical scenarios. The Company had begun the development of a contingency plan in mid 1999 and finalized all aspects of the contingency plan at the end of November 1999. The contingency plan covers not only the issues specific to Year 2000 but also any natural disaster that may be of potential occurrence to the Company. The Company also has developed contingency response management for the "worst case scenarios", such as power outage, water and gas disruption, network failure. The Company has implemented the necessary and appropriate actions for these scenarios and with reasonable confidence that the contingency planning will provide support to the successful transition of Year 2000.

   The Company's spare inventory, distribution system and customer support organization, as well as the contingency plans implemented by the Company, are intended to ensure that temporary disruptions to regional and global infrastructure systems will have no materially adverse effect on the Company's operations and financial performance. However, extended disruptions in these systems beyond the Company's control or ability to remedy, such as described above, could impact the Company's ability to deliver product and services to our customers on schedule and to maintain Company operations and provide appropriate employee support (including payroll and benefits), and would, thereby, potentially have a materially adverse effect on the Company's operations and financial performance.

   The Company believes that the Year 2000 will not have a material adverse effect on the Company's financial condition or overall trends in the results of operations. However, there can be no assurance that delays or problems, including the failure to ensure Year 2000 compliance by systems or products supplied to the Company by a third party, will not have an adverse effect on the Company, its financial performance or the competitiveness or customer acceptance of its products. Further, the Company's current understanding of expected costs is subject to change as potential contingency planning proceeds and does not include potential costs related to actual customer claims or the cost of internal software and hardware replaced in the normal course of business (whose installation otherwise in the normal course of business may be accelerated to provide solutions to Year 2000 compliance issues).With respect to the Company's enterprise information systems, the Company has a contingency plan if the SAP system is not fully installed before December 31, 1999. That plan primarily involves installation where necessary of a Year 2000 upgrade of existing information systems pending complete installation of the SAP system. This upgrade is currently in acceptance testing, and if functional will be held for contingency purposes.

   With respect to products and significant third parties, the Company has developed contingency plans for key areas that may not have been corrected by December 31, 1999. The Company believes it has identified critical systems necessary to the Company's internal system operations and has asked suppliers to provide assurances that such systems are Year 2000-compliant, or to identify replacement or upgrade systems. With respect to Year 2000 compliance of its suppliers' systems, the Company has completed the process of evaluating and assessing the adequacy of responses from its various suppliers with the assurance that all of its critical suppliers are Year 2000 compliant.

   The Company believes the Company's existing internal systems encompassing core manufacturing, service, sales, inventory and warranty operations are currently Year 2000-compliant and can continue to support the Company's significant operational systems, as needed. Some of the Company's payroll operations are handled on an out-sourced basis, and the Company has received written assurances from its providers that the systems providing these outsource services are Year 2000-compliant. Although there may be, under normal business circumstance, certain individual and group level systems which are not be fully Y2K compliant, the Company believes that the cost to replace or upgrade is not expected to be material.

 Risks

   Failure of the Company and its key suppliers to accurately assess and correct Year 2000 problems would likely result in interruption of certain of the Company's normal business operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. If the Company does not adequately identify and correct Year 2000 problems in its information systems it could experience an interruption in its operations, including manufacturing, order processing, receivables collection and accounting, which could cause delays in product shipments, lost data and a consequential impact on revenues, expenditures and financial reporting. If the Company does not adequately identify and correct Year 2000 problems in its non-IT systems it could experience an interruption in its manufacturing and related operations, such that there would be delays in product shipments and a consequential impact on revenues. If the Company does not adequately identify and correct Year 2000 problems in previously-sold products it could experience warranty or product liability claims by users of products which do not function correctly. If the Company does not adequately identify and correct Year 2000 problems of noted significant third parties it could experience an interruption in the supply of key components or services from those parties, such that there would be delays in product shipments or services and a consequential impact on revenues.

   Management believes that appropriate corrective actions have been or will be accomplished within the cost and time estimates stated above. Although the Company believes that it is Year 2000 compliant, it does not currently believe that any Year 2000 non-compliance in the Company's information systems will have a material adverse effect on the Company's business, results of operations or financial condition. However, given the inherent complexity of the Year 2000 problem, there can be no assurance that actual costs will not be higher than currently anticipated or that corrective actions will not take longer than currently anticipated to complete. Risk factors which might result in higher costs or delays include the ability to identify and correct these issues in a timely fashion Year 2000 problems; regulatory or legal obligations to correct Year 2000 problems in previously-sold products; ability to retain and hire qualified personnel to perform assessments and corrective actions; the willingness and ability of critical suppliers to assess and correct their own Year 2000 problems, including the products they supply to the company; and the additional complexity which will likely be caused by the undertaking during fiscal year 1999 and fiscal year 2000 the separation of currently shared enterprise information systems as a result of the Distribution.

   Due to the uncertainties as to the extent of Year 2000 problems with the Company's previously sold products and the extent of any legal obligation of the Company to correct Year 2000 problems in those products, the company cannot yet assess risks to the Company with respect to those products. The Company has completed assessments of its critical suppliers and has concluded that the failure of critical suppliers to assess and correct Year 2000 problems is not reasonably likely, and therefore is not expected to have a material adverse effect on the Company's results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

   As a multinational firm, the Company faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as the Company's business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposures have resulted from non-U.S. dollar denominated sales and purchases in Asia and Europe.

   At the present time, the Company hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-functional currencies and with anticipated foreign currency cash flows. The Company does not enter into forward exchange contracts for trading purposes. The Company's forward exchange contracts generally range from one to two months in original maturity. No forward exchange contract has an original maturity greater than one year. During fiscal year 1999 the Company entered into foreign currency option contracts, although none was outstanding as of the reporting date.

   Forward exchange contracts outstanding as of October 1, 1999 are summarized as follows:

                                                Notional   Contract    Fair
                                                  Value      Rate      Value
                                               ----------- -------- -----------
Foreign Currency Purchase Contracts:
  Singapore dollar............................ $   578,330   1.683  $   569,198
  Japanese yen................................   1,993,355  105.35    1,962,800
  Euro........................................   3,682,770  1.0374    3,736,730
                                               -----------          -----------
    Total.....................................   6,254,455            6,268,728
Foreign Currency Sell Contracts:
  Japanese yen................................ $ 4,550,000  105.35  $ 4,480,255
  Euro........................................   8,300,000  1.0374    8,421,612
  New Taiwan dollar...........................   7,659,663  31.795    7,663,279
  Korean won..................................   8,158,759  1193.0    7,991,297
                                               -----------          -----------
    Total.....................................  28,668,422           28,556,443
    Total Contracts:.......................... $34,922,877          $34,825,171
                                               ===========          ===========


   There were no significant unrealized gains or losses for these forward contracts as of October 1, 1999. The fair value of forward exchange contracts generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of the Company's exposure.

Interest Rate Risk

   Although payments under certain of the Company's operating leases for facilities are tied to market indices, the Company is not exposed to material interest rate risk associated with its operating leases.

Item 8. Financial Statements and Supplementary Data.

   The response to this item is submitted as a separate section to this report. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   The response to this item is contained in part under the caption "Executive Officers" in Part I of this Annual Report on Form 10-K and in part in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on February 16, 2000 (the "2000 Proxy Statement") under the caption "Proposal 1-- Election of Directors," which section is incorporated herein by this reference.

   Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Item 11. Executive Compensation.

   The response to this item is contained in the 2000 Proxy Statement under the caption "Proposal 1--Election of Directors," which section is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The response to this item is contained in the 2000 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management," which section is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions.

   The response to this item is contained in the 2000 Proxy Statement under the caption "Proposal 1--Election of Directors," which section is incorporated herein by this reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) The following documents are filed as part of this Annual Report on Form 10-K:

    (1) Consolidated Financial Statements: (see index on page F-1 of this report)

      . Report of Independent Public Accountants

      . Consolidated Balance Sheets

      . Consolidated Statements of Operations

      . Consolidated Statements of Cash Flows

      . Consolidated Statements of Stockholders' Equity

      . Notes to Consolidated Financial Statements

    (2) Consolidated Financial Statement Schedule: (see index on F-1 of this report)

      The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 1999, 1998, and 1997, and the related Report of Independent Accountants are filed as a part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries.

   Schedule
   --------
      --    Report of Independent Accountants on Financial Statements Schedule
      II    Valuation and Qualifying Accounts

   All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

    (b) The list of Exhibits filed as a part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by this reference.

    (c) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended October 1, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Varian Semiconductor Equipment Associates, Inc.

                                      /s/ Ernest L. Godshalk
                             By: _________________________________
                                        Ernest L. Godshalk
                                Vice President and Chief Financial
                                             Officer

Date: December 30, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                               Title                          Date
              ---------                               -----                          ----

                  *                   President and Chief Executive         December 22, 1999
  ___________________________________  Officer and Director (Principal
          Richard A. Aurelio           Executive Officer)

                  *                   Vice President and Chief Financial    December 22, 1999
  ___________________________________  Officer (Principal Financial
        Ernest L. Godshalk III         Officer)

                  *                   Vice President and Corporate          December 22, 1999
  ___________________________________  Controller (Principal Accounting
            Seth H. Bagshaw            Officer)

                  *                   Director                              December 22, 1999
  ___________________________________
             Ruth M. Davis

                  *                   Director                              December 22, 1999
  ___________________________________
           Robert W. Dutton

                  *                   Director                              December 24, 1999
  ___________________________________
         Angus A. MacNaughton

                  *                   Chairman of the Board                 December 23, 1999
  ___________________________________
           J. Tracy O'Rourke

                                 EXHIBIT INDEX

 Exhibit No.                             Description
 -----------                             -----------
  2.1*       Distribution Agreement among Varian Associates, Inc., Varian
              Semiconductor Equipment Associates, Inc. and Varian, Inc. dated as of January 14, 1999.
  3.1*       Restated Certificate of Incorporation of Varian Semiconductor
              Equipment Associates, Inc.
  3.2*       By-Laws of Varian Semiconductor Equipment Associates, Inc.
  4.1*       Specimen Common Stock Certificate.
  4.2*       Rights Agreement.
 10.1*       Employee Benefits Allocation Agreement among Varian Associates,
              Inc., Varian Semiconductor Equipment Associates, Inc. and Varian,
              Inc.
 10.2*       Intellectual Property Agreement among Varian Associates, Inc.,
              Varian Semiconductor Equipment Associates, Inc., and Varian, Inc.
 10.3*       Tax Sharing Agreement among Varian Associates, Inc., Varian
              Semiconductor Equipment Associates, Inc. and Varian, Inc.
 10.4*       Transition Services Agreement among Varian Associates, Inc.,
              Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.
 10.5*       Form of Change in Control Agreement for CEO and Senior Executives.
 10.6*       Form of Indemnity Agreement with Directors and Executive Officers.
 10.7*       Varian Semiconductor Equipment Associates, Inc. Omnibus Stock
              Plan.
 10.8*       Varian Semiconductor Equipment Associates, Inc. Management
              Incentive Plan.
 10.9*       Agreement, dated as of July 24, 1998, between Varian Associates,
              Inc. and High Voltage Engineering Europa B.V.
  21*        Subsidiaries of the Registrant.
  27         Financial Data Schedule.

--------
* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 (File No. 000-25395).

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

   The following financial statements of the registrant and its subsidiaries are required to be included in Item 8:

                                                                          Page
                                                                          ----
Report of PricewaterhouseCoopers LLP, Independent Accountants............ F-2
Consolidated Statements of Operations for fiscal years ended October
 1,1999, October 2, 1998, and September 26, 1997 ........................ F-3
Consolidated Balance Sheets as of October 1, 1999 and October 2, 1998.... F-4
Consolidated Statements of Cash Flows for fiscal years ended October 1,
 1999, October 2, 1998, and September 26, 1997........................... F-5
Consolidated Statements of Stockholders' Equity for fiscal years ended
 October 1, 1999, October 2, 1998, and September 26, 1997................ F-6
Notes to the Consolidated Financial Statements........................... F-7

   The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 1999, 1998, and 1997, and the related Report of Independent Accountants are filed as a part of this Report as required to be included in Item 14(a) and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Financial Statement Schedules

                                                                            Page
                                                                            ----
Report of Independent Accountants on Financial Statements Schedule......... S-1
Schedule II--Valuation and Qualifying Accounts and Reserves................ S-2

   All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Varian Semiconductor Equipment Associates, Inc.:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Varian Semiconductor Equipment Associates, Inc. and its subsidiaries at October 1, 1999 and October 2, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 1, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                              /s/ PricewaterhouseCoopers LLP
                                          By: _________________________________
                                                   PricewaterhouseCoopers LLP

Boston, Massachusetts
November 1, 1999

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the Fiscal Year Ended
                             ---------------------------------------------------
                              October 1,       October 2,
                                 1999             1998       September 26, 1997
                             --------------  --------------- -------------------
                              (Amounts in thousands, except per share data)
Product revenue............  $      206,419  $       303,492   $       386,810
Service revenue............          36,614           28,685            30,421
Royalties..................          28,852           10,767            31,091
                             --------------  ---------------   ---------------
  Total revenue............         271,885          342,944           448,322
                             --------------  ---------------   ---------------
Operating Costs and
 Expenses
Cost of product and service
 revenue...................         182,604          225,237           263,639
Research and development...          37,582           36,897            47,195
Marketing..................          34,848           34,766            50,783
General and
 administrative............          35,462           29,734            31,893
Restructuring costs........           2,688              --                --
                             --------------  ---------------   ---------------
  Total operating costs and
   expenses................         293,184          326,634           393,510
                             --------------  ---------------   ---------------

Operating earnings (loss)..         (21,299)          16,310            54,812
Interest income............           1,821              --                --
Other income, net..........           2,009              --                --
Gain on sale of Thin Film
 Systems...................             --               --             51,039
                             --------------  ---------------   ---------------
Earnings (loss) before
 taxes.....................         (17,469)          16,310           105,851
Income tax provision
 (benefit) on earnings
 (loss)....................          (4,262)           4,913            34,855
                             --------------  ---------------   ---------------
Net earnings (loss)........  $      (13,207) $        11,397   $        70,996
                             ==============  ===============   ===============
Weighted average shares
 outstanding--basic........          30,428           30,423            30,423
                             ==============  ===============   ===============
Weighted average shares
 outstanding--diluted......          30,428           30,508            30,508
                             ==============  ===============   ===============
  Net earnings (loss) per
   share--basic............  $        (0.43) $          0.37   $          2.33
                             ==============  ===============   ===============
  Net earnings (loss) per
   share--diluted..........  $        (0.43) $          0.37   $          2.33
                             ==============  ===============   ===============


        See accompanying Notes to the Consolidated Financial Statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                         October 1, October 2,
                                                            1999       1998
                                                         ---------- ----------
                                                              (Amounts in
                                                         thousands, except per
                                                              share data)
                         ASSETS
Current Assets
Cash and cash equivalents...............................  $ 65,968   $    --
Restricted cash ........................................     1,000        --
Accounts receivable, net................................   100,497     62,677
Inventories, net........................................    70,437     60,692
Deferred taxes..........................................    32,536     34,229
Other current assets....................................     2,887      4,525
                                                          --------   --------
  Total Current Assets..................................   273,325    162,123
                                                          --------   --------
Property, plant and equipment...........................    92,364     84,128
Accumulated depreciation and amortization...............   (54,066)   (45,314)
                                                          --------   --------
Net property, plant and equipment.......................    38,298     38,814
Other assets............................................    22,521     23,689
                                                          --------   --------
    Total Assets........................................  $334,144   $224,626
                                                          ========   ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable...........................................  $  5,523   $    --
Accounts payable........................................    30,709     10,513
Accrued expenses........................................    76,455     77,050
Product warranty........................................    15,899     21,435
Advance payments from customers.........................     4,212      3,631
                                                          --------   --------
  Total Current Liabilities.............................   132,798    112,629
Long-term accrued expenses..............................     7,176      6,796
Deferred taxes..........................................       985      1,952
                                                          --------   --------
  Total Liabilities.....................................   140,959    121,377

Commitments and Contingencies (Notes 11 and 12)

Stockholders' Equity
Preferred stock, par value $.01; authorized 5,000,000
 shares, issued; none
Common stock, par value $.01; authorized 150,000,000
 shares, issued and
outstanding; 30,474,492 at October 1, 1999..............       305        --
Capital in excess of par value..........................   180,175        --
Divisional equity.......................................       --     103,249
Retained earnings.......................................    12,705        --
                                                          --------   --------
  Total Stockholders' Equity............................   193,185    103,249
                                                          --------   --------
    Total Liabilities and Stockholders' Equity..........  $334,144   $224,626
                                                          ========   ========

        See accompanying Notes to the Consolidated Financial Statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                  For the Fiscal Year Ended
                                             -----------------------------------
                                             October 1, October 2, September 26,
                                                1999       1998        1997
                                             ---------- ---------- -------------
                                                   (Amounts in thousands)
Operating Activities
  Net cash provided by (used in) Operating
   Activities..............................   $(31,267)  $40,219     $ (2,706)
                                              --------   -------     --------
Investing Activities
  Proceeds from Sale of Thin Film Systems..        --        --       145,500
  Purchase of property, plant and
   equipment...............................    (10,977)   (7,191)     (10,732)
  Purchase of business, net of cash
   acquired................................        --    (31,014)         --
  Other....................................        --        --         6,535
  Restricted cash paid ....................     (1,000)      --           --
  Restricted cash received ................      5,000       --           --
                                              --------   -------     --------
Net cash provided by (used in) Investing
 Activities................................     (6,977)  (38,205)     141,303
                                              ========   =======     ========
Financing Activities
Other......................................       (214)      --           --
Proceeds from the issuance of common stock
 ..........................................        193       --           --
Net transfers (to) from Varian Associates,
 Inc.......................................    102,712    (2,885)    (139,565)
                                              --------   -------     --------
Net cash provided by (used in) Financing
 Activities................................    102,691    (2,885)    (139,565)
                                              --------   -------     --------
Effects of exchange rate changes on cash...      1,521       871          968
                                              --------   -------     --------
Net increase in cash and cash equivalents..     65,968       --           --
Cash and cash equivalents at beginning of
 period....................................        --        --           --
                                              --------   -------     --------
Cash and cash equivalents at end of
 period....................................   $ 65,968   $   --      $    --
                                              ========   =======     ========
Detail of net cash provided by (used in)
 Operating Activities
  Net earnings (loss)......................   $(13,207)  $11,397     $ 70,996
  Adjustments to reconcile net earnings
   (loss) to net cash provided by (used in)
   operating activities
    Depreciation and amortization..........     12,347     8,715       12,183
    Gain on sale of Thin Film Systems
     business..............................        --        --       (51,039)
    Provision for doubtful accounts........      2,212       243          958
    Deferred taxes.........................        726     4,500       (8,593)
  Changes in assets and liabilities, net of
   business acquired
    Accounts receivable....................    (41,780)   37,942       (1,633)
    Inventories............................     (7,961)    3,676           47
    Other current assets...................      1,638    (2,480)       3,600
    Accounts payable.......................     20,378   (10,047)        (541)
    Accrued expenses.......................       (463)  (15,697)     (23,675)
    Product warranty.......................     (5,477)   (1,821)      (4,431)
    Advance payments from customers........        436     1,605       (5,086)
    Long term accrued expenses.............        380       549        4,792
    Other..................................       (496)    1,637         (284)
                                              --------   -------     --------
Net cash provided by (used in) Operating
 Activities................................   $(31,267)  $40,219     $ (2,706)
                                              ========   =======     ========

        See accompanying Notes to the Consolidated Financial Statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Capital in
                               Common Excess of  Retained Divisional
                               Stock  Par Value  Earnings   Equity      Total
                               ------ ---------- -------- ----------  ---------
                                           (Amounts in thousands)
Balance at September 27,
 1996......................... $ --    $    --   $   --   $ 163,306   $ 163,306
  Net earnings for the year...   --         --       --      70,996      70,996
  Net transfers to Varian
   Associates, Inc............   --         --       --    (139,565)   (139,565)
                               -----   --------  -------  ---------   ---------
Balance at September 26,
 1997.........................   --         --       --      94,737      94,737
  Net earnings for the year...   --         --       --      11,397      11,397
  Net transfers to Varian
   Associates, Inc............   --         --       --      (2,885)     (2,885)
                               -----   --------  -------  ---------   ---------
Balance at October 2, 1998....   --         --       --     103,249     103,249
  Net loss prior to
   Distribution...............   --         --       --     (25,912)    (25,912)
  Net income subsequent to
   Distribution ..............   --         --    12,705        --       12,705
  Net transfers to Varian
   Associates, Inc............   --         --       --     (77,337)    (77,337)
  Distribution to
   shareholders...............   304    186,341      --         --      186,645
  Distribution Agreement
   adjustments ...............   --      (6,596)     --         --       (6,596)
  Issuance of stock under
   omnibus stock, stock
   option, and employee stock
   purchase plans (including
   tax benefit of $238).......     1        430      --         --          431
                               -----   --------  -------  ---------   ---------
Balance at October 1, 1999.... $ 305   $180,175  $12,705  $     --    $ 193,185
                               =====   ========  =======  =========   =========



        See accompanying Notes to the Consolidated Financial Statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company and Basis of Presentation

   Varian Semiconductor Equipment Associates, Inc. ("VSEA" or "Company") designs, manufactures, markets and services (including maintenance, spare parts and product enhancements) semiconductor processing equipment used in the fabrication of integrated circuits to customers located both in the United States and in international markets. The Company faces risk factors similar to all companies in the semiconductor manufacturing equipment market including, but not limited to, competition, market downturn, technological change, international operations and related foreign currency risks and ability to recruit and retain key employees.

   The consolidated financial statements of the Company generally reflect the financial position, results of operations and cash flows of the Company as of and for the year ended October 1, 1999, together with operations prior to April 2, 1999, which had been part of the former Varian Associates, Inc. ("VAI"). Until April 2, 1999, the Company's business was operated as part of VAI. On April 2, 1999, VAI contributed its Semiconductor Equipment Business ("SEB") to the Company, then distributed to the holders of record of VAI common stock one share of common stock of the Company for each share of VAI common stock owned on March 24, 1999 (the "Distribution"). At the same time, VAI contributed its Instruments Business ("IB") to Varian, Inc. and distributed to the holders of record of VAI common stock one share of common stock of IB for each share of VAI common stock owned on March 24, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. ("VMS") effective as of April 2, 1999. These transactions were accomplished under the terms of a Distribution Agreement by and among the Company, VAI, hereafter referred to as VMS for periods following the Distribution, and IB (the "Distribution Agreement"). For purposes of providing an orderly transition and to define certain ongoing relationships between and among the Company, VMS and IB after the Distribution, the Company, VMS and IB also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement (collectively, the "Distribution Related Agreements").

   The consolidated financial statements for periods ended on or before April 2, 1999 reflect SEB as operated by VAI. For periods prior to April 2, 1999, where it was practicable to identify specific VAI corporate amounts within the SEB activities, such amounts have been included in the accounts reflected in the consolidated financial statements. The consolidated financial statements also include allocations of certain VAI corporate assets (including pension assets), liabilities (including profit sharing and pension benefits), and expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury, and other VAI corporate overhead) to SEB through April 2, 1999. These amounts have been allocated to SEB on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by SEB. Typical measures and activity indicators used for allocation purposes include headcount, sales revenue, and payroll expense. The Company believes that the methods used to allocate these amounts are reasonable. However, these allocations are not necessarily indicative of the amounts that would have been or that will be recorded by the Company on a stand-alone basis.

   Under the terms of the Distribution Agreement, net assets transferred to the Company as of April 2, 1999 were based on estimates and are subject to adjustment. In the fourth quarter of fiscal 1999, the company recorded a $6.6 million dollar adjustment to Stockholders' Equity to reflect a $1.1 million refund of cash received in excess of the terms of the Distribution Agreement and a $5.5 million adjustment to estimated deferred tax assets received in the Distribution. Any other items or adjustments that may occur in the future would also result in an adjustment to Stockholders' Equity.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Note 2. Summary of Significant Accounting Policies

 Fiscal Year

   The Company's fiscal years reported are the 52- or 53-week periods which ended on the Friday nearest September 30. Fiscal year 1999 comprises the 52-week period ended on October 1, 1999. Fiscal year 1998 comprises the 53-week period ended October 2, 1998. Fiscal year 1997 comprises the 52-week period ended on September 26, 1997.

 Principles of Consolidation

   The consolidated financial statements include those of the Company and its subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions in these financial statements include estimated loss contingencies, estimated future costs of installation, warranty, income taxes payable and allowance for doubtful accounts. Actual results could differ from these estimates.

 Legal Expenses

   The Company accrues estimated amounts for legal fees expected to be incurred in connection with loss contingencies which are both probable and estimatable.

 Foreign Currency Translation

   For non-U.S. operations, the U.S. dollar is the functional currency. Monetary assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates. Nonmonetary assets such as inventories and property, plant, and equipment are translated at historical rates. Income and expense items are translated at effective rates of exchange prevailing during each year, except that inventories and depreciation charged to operations are translated at historical rates. The aggregate exchange gain included in general and administrative expenses for 1999 was $1.0 million. In 1998 and 1997, the aggregate exchange loss was $0.9 million and $1.1 million, respectively.

 Divisional Equity

   Divisional equity includes the historical investments and advances from VAI, including net transfers to/from VAI, third party liabilities paid on behalf of the Company by VAI, amounts due to affiliates related to purchases, amounts due to/from VAI for services and other charges, and predistribution earnings (losses) of the Company.

 Revenue Recognition

   Product and service revenue are generally recognized upon delivery of products or services. The Company's products are generally subject to installation and warranty, and the Company provides for the estimated future costs of installation and warranty in cost of sales when sales are recognized. Service revenue is recognized ratably over the period of the related contract. Royalty revenue is recognized when contractual obligations are met and revenue is earned.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

 Cash and Cash Equivalents

   The Company considers currency on hand, demand deposits, and all highly liquid investments with an original purchase maturity of three months or less to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short maturities of those financial instruments. The company also has restricted cash pursuant to the purchase of Genus, Inc. (see Note 13) and to foreign trade laws. The Company expects the restrictions on these amounts will be released in fiscal year 2000.

 Accounts Receivable

   Accounts receivable consist of the following (in thousands):

                                                 October 1, 1999 October 2, 1998
                                                 --------------- ---------------
   Billed receivables...........................    $103,176         $63,279
   Allowance for doubtful accounts..............      (2,679)           (602)
                                                    --------         -------
   Accounts receivable, net.....................    $100,497         $62,677
                                                    ========         =======

 Concentration of Risk

   Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable, cash investments and forward exchange contracts. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. As of October 1, 1999, no one customer has amounts owing the Company amounting to 10% of the total accounts receivable balance. During fiscal year 1999, revenue from two customers each accounted for 12% and 10% of the Company's revenue. In fiscal year 1998, revenue for one customer accounted for 14% of total revenue. No customer accounted for revenue in excess of 10% in fiscal year 1997. Except for the one-time royalty payment in fiscal year 1999, the concentration of customers is primarily within the products and services segments of the Company. The Company maintains cash investments primarily in U.S. Treasury, government agency securities, and investment quality municipal securities as well as short-term time deposits with investment grade rated financial institutions. Approximately 79% of cash and cash equivalents are invested with four of these institutions. The Company also places forward exchange contracts with investment grade rated financial institutions in order to minimize credit risk exposure.

 Inventories

   Inventories are valued at the lower of cost or market (realizable value) using last-in, first-out (LIFO) cost for the U.S. inventories amounting to $62.5 million and $47.2 million at fiscal 1999 and 1998, respectively. All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $20.9 million in fiscal 1999, $20.3 million in fiscal 1998 and $20.6 million in fiscal 1997. The main components of inventories are as follows:

                                                             1999       1998
                                                          ---------- ----------
                                                          (Dollars in millions)
   Raw materials and parts...............................       36.7       24.7
   Work in process.......................................       10.6       22.5
   Finished goods........................................       23.1       13.5
                                                          ---------- ----------
   Total Inventories..................................... $     70.4 $     60.7
                                                          ========== ==========

   The Company's inventories include high technology parts and components that may be specialized in nature or subject to rapid technological obsolescence. While the Company has programs to minimize the

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

required inventories on hand and considers technological obsolescence in estimating the required allowance to reduce recorded amounts to net realizable values, such estimates could change in the future.

 Property, Plant, and Equipment

   Property, plant, and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight-line method for financial reporting purposes. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is less. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals are included in earnings from continuing operations.

                                               Useful Life    1999       1998
                                               ----------- ---------- ----------
                                                           (Dollars in millions)
   Land and land improvements................       --     $      2.5 $      2.4
   Buildings.................................     20-40          27.8       30.1
   Machinery and equipment...................      2-7           58.7       50.4
   Construction in progress..................       --            3.4        1.2
                                                           ---------- ----------
   Total Property, Plant, and Equipment......              $     92.4 $     84.1
                                                           ========== ==========

   Depreciation expenses amounted to $9.7 million, $7.3 million, and $11.2 million, for the fiscal years 1999, 1998 and 1997, respectively. The cost and accumulated depreciation and amortization for machinery and equipment held under capital leases were $1.6 million and $0.7 million, respectively as of October 1, 1999. Assets acquired under capital leases were $0.9 million in fiscal year 1999. There were no capital leases in fiscal year 1998.

 Goodwill and Other Long-Lived Assets

   Goodwill, which is the excess of the cost of acquired businesses over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed, is amortized on a straight-line basis over periods ranging from 10 to 40 years. Included in other assets at October 1, 1999 and October 2, 1998 is goodwill of $17.4 million and $19.0 million, respectively (net of accumulated amortization of $2.0 million and $0.4 million, respectively).

   Also included in other assets at October 1, 1999 and October 2, 1998 is other intangible assets of $1.2 million and $2.2 million (net of accumulated amortization of $18.5 million and $17.5 million, respectively) which are being amortized over 3-17 years.

   Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets and goodwill related to those assets may not be recoverable, the Company estimates the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

 Reclassifications

   Certain amounts from prior year financial statements have been reclassified to conform to current year presentation.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

 Environmental Liabilities

   Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action.

 Taxes on Earnings

   The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The Company has not provided for possible U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. At October 1, 1999, such undistributed foreign earnings were approximately $6.3 million.

 Research and Development

   Company-sponsored research and development costs related to both present and future products are expensed currently. Total expenditures on research and development for fiscal 1999, 1998, and 1997, were $37.6 million, $36.9 million, and $47.2 million, respectively.

 Computation of Net Earnings (Loss) Per Share (Shares in thousands)

   The Company calculates earnings (loss) per share in accordance with SFAS 128, "Earnings per Share." Basic earnings (loss) per share is calculated based on net earnings (loss) and the weighted-average number of shares outstanding during the reporting period. The weighted-average number of shares outstanding on and before April 2, 1999 was assumed to be the number of shares outstanding on April 2, 1999, immediately following the Distribution. Diluted earnings per share includes additional dilution from stock issuable pursuant to the exercise of stock options outstanding. For purposes of the diluted earnings per share calculation, the additional shares issuable upon exercise of stock options were determined using the treasury stock method based on the number of replacement options issuable immediately following the Distribution.

   A reconciliation of the numerator and denominator used in the earnings
(loss) per share calculations is presented as follows:

                                                           Fiscal Year
                                                     -------------------------
                                                       1999     1998    1997
                                                     --------  ------- -------
                                                      (Dollars in thousands
                                                      except per share data)
Numerator:
Net (loss) earnings................................. $(13,207) $11,397 $70,996
Denominator:
Denominator for basic (loss) earnings per share--
 Weighted average shares outstanding................   30,428   30,423  30,423
Effect of dilutive securities:
Stock options.......................................       --       85      85
                                                     --------  ------- -------
Denominator for diluted (loss) earnings per Share...   30,428   30,508  30,508
Basic (loss) earnings per share..................... $  (0.43) $  0.37 $  2.33
Diluted (loss) earnings per share................... $  (0.43) $  0.37 $  2.33
                                                     ========  ======= =======

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

   As the Company was in a net loss position, potential common shares in the form of stock options were excluded from the computation of diluted loss per share for the year ended October 1, 1999 as their effect was anti-dilutive. For fiscal year 1999, there were options to purchase 2.9 million common shares at a weighted average exercise price of $15.62 whose exercise price exceeded the market value of the underlying common stock. For fiscal year 1998, options to purchase 1.8 million common shares at a weighted average exercise price of $15.96 were excluded from the computation as their effect was anti-dilutive due to their exercise price exceeding the market value of the underlying common stock.

Note 3. Recent Accounting Pronouncements

 Accounting for Derivative Instruments and Hedging Activities

   In June 1998, the Financial Accounting and Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for the Company's fiscal year 2001. The Company has not yet determined the impact of its implementation on the Company's consolidated financial statements.

 Revenue Recognition in Financial Statements

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's first quarter of the fiscal year 2001. The effects of applying this guidance will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company does not expect the application to have a material effect on their financial statements, however the final evaluation of SAB 101 is not yet complete.

Note 4. Notes Payable

   On April 2, 1999, the Company, pursuant to the Distribution, assumed a notes payable in Japanese Yen amounting to $5.0 million equivalent U.S. Dollars. This notes payable was collateralized by $5.0 million of restricted cash and accrued interest at a rate of 1.85%. In September 1999, this notes payable was repaid and related collateral released. The Company renegotiated a new 90 day revolving notes payable with an interest rate of 1.85% (at October 1, 1999), which approximates the effective interest rate of this borrowing. This note is unsecured and carries no restrictive covenants. In November, 1999 the Company renewed this borrowing for an additional six months at an interest rate of 2.02%.

Note 5. Accrued Expenses

                                                             1999       1998
                                                          ---------- ----------
                                                          (Dollars in millions)
   Payroll and employee benefits......................... $      7.1 $     13.6
   Income taxes payable..................................       17.2       10.3
   Estimated loss contingencies..........................       36.4       34.0
   Deferred income.......................................        5.7        4.4
   Other.................................................       10.1       14.8
                                                          ---------- ----------
   Total Accrued Expenses................................ $     76.5 $     77.1
                                                          ========== ==========

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Note 6. Long-Term Accrued Expenses

   Long-term accrued expenses are comprised of accruals for environmental costs not expected to be expended within the next year. The current portion is recorded within Accrued Expenses.

Note 7. Forward Exchange Contracts

   As a multinational firm, the Company faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as the Company's business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposures have resulted from non-U.S. dollar denominated sales and purchases in Asia and Europe.

   At the present time, the Company hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-functional currencies and with anticipated foreign currency cash flows. The Company does not enter into forward exchange contracts for trading purposes. The Company's forward exchange contracts generally range from one to two months in original maturity. No forward exchange contract has an original maturity greater than one year. During fiscal year 1999 the Company entered into foreign currency option contracts, although none were outstanding as of the reporting date.

   Forward exchange contracts outstanding as of October 1, 1999 are summarized as follows:

                                                Notional   Contract
                                                  Value      Rate   Fair Value
                                               ----------- -------- -----------
   Foreign Currency Purchase Contracts:
     Singapore dollar......................... $   578,330   1.683  $   569,198
     Japanese yen.............................   1,993,355  105.35    1,962,800
     Euro.....................................   3,682,770  1.0374    3,736,730
                                               -----------          -----------
       Total..................................   6,254,455            6,268,728
   Foreign Currency Sell Contracts:
     Japanese yen............................. $ 4,550,000  105.35  $ 4,480,255
     Euro.....................................   8,300,000  1.0374    8,421,612
     New Taiwan dollar........................   7,659,663  31.795    7,663,279
     Korean won...............................   8,158,759  1193.0    7,991,297
                                               -----------          -----------
       Total..................................  28,668,422           28,556,443
       Total Contracts:....................... $34,922,877          $34,825,171
                                               ===========          ===========

   There were no significant unrealized gains or losses for these forward contracts as of October 1, 1999. The fair value of forward exchange contracts generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of the Company's exposure.

Note 8. Stockholders' Equity and Employee Stock Plans

   The Company's authorized capital stock consist of 150,000,000 shares of common stock of which 30,422,792 were issued upon the Distribution and 5,000,000 shares of preferred stock none of which are outstanding. Each holder of common stock is entitled to one vote for each share owned of record on all matters submitted to a vote of stockholders. There are no cumulative voting rights. Subject to the preferential rights of any outstanding series of preferred stock, the holders of common stock will be entitled to such dividends as may be declared by the Board of Directors.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

   The authorized capital stock of the Company include shares of preferred stock, none of which is currently issued or outstanding. The Company's Board of Directors is authorized to divide the preferred stock into series and, with respect to each series, to determine the preferences and rights and the qualifications, limitations or restrictions thereof, including the dividend rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, the number of shares constituting the series and the designation of such series.

   On April 2, 1999, each stockholder also received one Right for each share of common stock distributed, entitling the stockholder to purchase one one-thousandth of a share of Participating Preferred Stock, par value $0.001 per share, for $120.00, subject to adjustment. The Rights will be exercisable on the earlier to occur of (i) the first date of the public announcement (or such earlier or later date that the Board of Directors may determine) that a person or "group" has acquired beneficial ownership of 15% or more of the outstanding common stock of the Company and (ii) ten business days (or such later date as the Board of Directors may determine) following the commencement of a tender or exchange offer, as defined. The Participating Preferred Stock is designed so that each one one-thousandth of a share has economic and voting terms similar to those of one share of common stock. Each share of Participating Preferred Stock will be entitled to an aggregate dividend per share of 1,000 times the dividend declared per share of common stock and a minimum per share liquidation payment of $100. The Rights shall no longer be exercisable after April 2, 2009. The Board of Directors has reserved 50,000 shares of preferred stock for issuance upon exercise of this Right.

   Effective April 2, 1999, the Company adopted the Omnibus Stock Plan (the "Plan") under which shares of common stock can be issued to officers, directors, consultants and key employees. The maximum number of shares of the Company common stock available for awards under the plan is 6,000,000 plus such number of shares as are granted in substitution for other options in connection with the Distribution.

   The Plan is administered by the Compensation Committee of the Company's Board of Directors. The exercise price for stock options granted under the Plan may not be less than 100% of the fair market value on the date of the grant. Options granted are exercisable at the times and on the terms established by the Compensation Committee, but not later than 10 years after the date of the grant. Options granted are generally exercisable in cumulative installments of one-third each year commencing one year following the date of the grant.

   In connection with the Distribution, certain holders of options to purchase shares of VAI common stock received replacement options from the Company to purchase shares of the Company's common stock. Effective April 2, 1999, the Company granted such replacement options to purchase an aggregate of 3,537,216 shares of its common stock at a weighted average exercise price of $14.11 per share. Of these options, options to purchase an aggregate of 2,587,697 shares were fully vested and exercisable. The replacement stock options have the same exercise price to fair market value ratio, vest over the same vesting periods, typically three years, and have the same expiration dates as the original VAI stock options.

   At October 1, 1999, options with respect to 3,218,899 shares were available to grant.

                        Option Activity Under the Plan:

                                                                Weighted Average
                                                         Shares  Exercise Price
                                                         ------ ----------------
                                                          (In thousands except
                                                           per share amounts)
   Outstanding as at April 2, 1999...................... 3,537      $ 14.11
   Granted.............................................. 3,088      $ 11.95
   Exercised............................................    52      $ 12.38
   Cancelled or expired.................................   255      $ 12.05
                                                         -----      -------
   Outstanding at October 1, 1999....................... 6,318      $ 13.15
                                                         -----      -------
   Shares exercisable at October 1, 1999................ 2,938      $ 13.56
                                                         -----      -------

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

   The following tables summarize information concerning outstanding and exercisable options under the Plan end of fiscal 1999.

                                     Options Outstanding             Options Exercisable
                           --------------------------------------- -----------------------
                                             Weighted
                                              Average     Weighted                Weighted
                               Number        Remaining    Average      Number     Average
  Range of                  Outstanding     Contractual   Exercise  Exercisable   Exercise
  Exercise Prices          (in thousands) Life (in years)  Price   (in thousands)  Price
  ---------------          -------------- --------------- -------- -------------- --------
  $ 5.23--11.44 ..........       841            3.4        $ 9.91        703       $ 9.80
   11.74--11.74 ..........     2,754            9.5         11.74        350        11.74
   12.08--14.59 ..........     1,687            6.9         14.36      1,347        14.53
   14.59--22.88 ..........     1,035            8.1         17.54        538        17.26
   23.19--23.19 ..........         1           10.0         23.19        --           --
                               -----           ----        ------      -----       ------
   Total .................     6,318            7.8        $13.15      2,938       $13.56
                               -----           ----        ------      -----       ------

   The Company applies the pro forma disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, the Company applies APB Opinion 25 and related interpretations in accounting for its stock compensation plans. Therefore no compensation expense is recorded for options granted to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the underlying common stock at grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date for the period from April 2, 1999 through October 1, 1999, as prescribed by SFAS No 123, the net loss for the fiscal year ended October 1, 1999 would have been increased to the pro forma amounts shown below:

                                                                       1999
                                                                  --------------
                                                                  (In thousands
                                                                    except per
                                                                  share amounts)
   Net loss......................................................    $(13,332)
   Net loss per share:
     Basic and diluted...........................................    $  (0.44)

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                           1999
                                                                           ----
   Expected life (in years)............................................... 6.0
   Expected volatility....................................................  60%
   Risk-free interest rate................................................ 5.5%
   Expected dividend yield................................................ 0.0%


   The weighted average estimated fair value of stock options granted during the six month period ended October 1, 1999 was $7.29 per share.

Note 9. Retirement Plans

   The Company has defined contribution retirement plans covering substantially all of its United States and Canadian employees. The Company's major obligation is to contribute an amount based on a percentage of each participant's base pay. The Company also contributes 5% of its consolidated earnings from continuing operations before taxes, as adjusted for discretionary items, as retirement plan profit sharing. Participants are entitled, upon termination or retirement, to their portion of the retirement fund assets, which are held by a third-party custodian. In addition, a number of the Company's foreign subsidiaries have defined benefit

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

retirement plans for regular full-time employees. Included in the accompanying statements of earnings is an allocation of total pension expense for Company employees under the VAI-sponsored defined contribution plan of $3.4 million and $4.0 million for fiscal years 1998 and 1997, respectively. In fiscal 1999, pension expense comprises an allocation in respect of Company employees under the VAI-sponsored defined contribution plan as well as pension expense in respect of Company employees of the VSEA administered plan, totalling $2.8 million.

   Effective April 2, 1999, the Company assumed responsibility for all of the retirement plans for active employees of the Company; the responsibility for all others, principally retirees of VAI, remained with VAI and subsequently VMS. An allocation of assets and liabilities for foreign defined benefit pension, postemployment, and postretirement benefits, which are not material to the Company's financial statements, has been included in these combined financial statements.

Note 10. Income Taxes

   Income Tax provision (benefit) on earnings (loss):

                                                    1999     1998      1997
                                                  --------  -------  --------
                                                   (dollars in thousands)
   Current:
     U.S. federal................................ $ (9,368) $(1,763) $ 38,197
     State.......................................     (515)     625     3,515
     Foreign.....................................    4,895    1,501     1,736
                                                  --------  -------  --------
       Total current.............................   (4,988)     363    43,448
   Deferred:
     U.S. federal................................      672    4,212    (7,954)
     State.......................................       54      338      (639)
                                                  --------  -------  --------
       Total deferred............................      726    4,550    (8,593)
                                                  --------  -------  --------
   Income tax provision (benefit) on earnings
    (loss)....................................... $ (4,262) $ 4,913  $ 34,855
                                                  ========  =======  ========

   The total operating earnings including that item consists of the following:

                                                    1999     1998      1997
                                                  --------  -------  --------
                                                   (dollars in thousands)
   U.S........................................... $(30,483) $12,310  $106,068
   Foreign.......................................   13,014    4,000      (217)
                                                  --------  -------  --------
       Total..................................... $(17,469) $16,310  $105,851
                                                  ========  =======  ========

   The effective tax rate on earnings (loss) before taxes differs from the U.S. federal statutory tax rate as a result of the following:

                                                           1999    1998  1997
                                                           -----   ----  ----
   Tax at U.S. statutory rate............................. (35.0)% 35.0% 35.0%
   State taxes, net.......................................  (2.6)   2.6   2.1
   Foreign sales corporation..............................   --    (3.0) (1.8)
   Benefit of tax credits.................................  (1.0)  (1.1) (0.4)
   Foreign tax rate differential and net U.S. tax on
    foreign income........................................   0.1   (1.7)  1.2
   Pre Distribution unbenefitted losses...................  12.2    --    --
   Joint venture equity income not tax effected ..........   --     0.5  (1.3)
   Other items............................................   1.9   (2.2) (1.9)
                                                           -----   ----  ----
     Effective tax rate--expense (benefit)................ (24.4)% 30.1% 32.9%
                                                           =====   ====  ====

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

   At fiscal year end, the components of the deferred tax assets and liabilities were as follows:

                                                                1999     1998
                                                               -------  -------
                                                                 (dollars in
                                                                 thousands)
      Deferred tax assets:
        Product warranty...................................... $ 4,404  $ 5,398
        Special provisions....................................  12,669   13,412
        Inventory adjustments.................................  11,413   12,508
        Deferred income.......................................   1,459      654
        Accrued vacation and other compensation...............   1,430      464
        Other items...........................................   1,978    2,050
                                                               -------  -------
                                                                33,353   34,486
                                                               -------  -------
      Deferred tax liabilities:
        Depreciable assets....................................  (1,802)  (2,209)
                                                               -------  -------
                                                                (1,802)  (2,209)
                                                               -------  -------
      Net deferred tax asset.................................. $31,551  $32,277
                                                               =======  =======

   For Fiscal Year 1999 income taxes paid were $0.7 million for the period April 3, 1999 to October 1, 1999. For Fiscal Year 1998 and Fiscal Year 1997 the Company's operating results historically have been included in VAI's consolidated U.S. and state income tax returns and in tax returns of certain VAI foreign subsidiaries. Except for the utilization of foreign tax credits, the provision for income taxes in the Company's combined financial statements has been determined on a separate-return basis, under which the Company's provision for income taxes comprises its estimated tax liability and the change in its deferred income taxes. Foreign tax credits are benefited to the extent they were utilized in VAI's consolidated tax returns. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Income taxes paid on behalf of the Company by VAI are included in divisional equity for the six months of Fiscal Year 1999 ending on April 2, 1999, Fiscal Year 1998 and Fiscal Year 1997.

Note 11. Lease Commitments

   The Company leases various types of warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable capital and operating leases are as follows:

                                                               Capital Operating
      Fiscal Year                                              Leases   Leases
      -----------                                              ------- ---------
                                                                  (amounts in
                                                                   millions)
      2000 ...................................................  $0.4     $ 2.4
      2001 ...................................................   0.4       2.0
      2002 ...................................................   0.2       1.6
      2003 ...................................................   --        1.1
      2004 ...................................................   --        1.1
      Thereafter .............................................   --        8.4
                                                                ----     -----
      Total minimum lease payments ...........................   1.0     $16.6
                                                                         =====
      Less: amounts representing interest ....................  (0.1)
                                                                ----
      Present value of net minimum lease payments ............  $0.9
                                                                ====

   Rental expense for fiscal years 1999, 1998 and 1997, in millions, was $2.3, $3.3 and $2.4, respectively. The Company also has a standby letter of credit outstanding for $2.8 million as a guarantee for a leased facility.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Note 12. Contingencies

   The Company is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Environmental Remediation

   VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where the Company is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, federal, state, and/or local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI's sale of its Electron Devices Business during fiscal 1995, and the sale of TFS during fiscal 1997). VAI's expenditures for environmental investigation and remediation amounted to $2.7 million in fiscal 1999, compared with $4.9 million in fiscal 1998 and $2.3 million in fiscal 1997.

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of October 1, 1999, VAI nonetheless estimated that the future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $21.2 million to $50.8 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of October 1, 1999. VAI management believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range, and therefore, VAI has accrued $21.2 million in estimated environmental costs as of October 1, 1999. This amount accrued by VAI has not been discounted to present value.

   As to other sites and facilities, VAI has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of October 1, 1999, VAI estimated that the future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $39.1 million to $66.4 million. The time frame over which these costs are expected to be incurred varies with each site, ranging up to approximately 30 years as of October 1, 1999. As to each of these sites and facilities, VAI management has determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $45.6 million at October 1, 1999. VAI accordingly has accrued $20.4 million, which represents this best estimate of the future costs discounted at 7%, net of inflation. This VAI reserve is in addition to the $21.2 million described above.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

   Under the Distribution Related Agreements, the Company has agreed to indemnify VMS and VI for one-third of these environmental investigation and remediation costs, as adjusted for insurance proceeds in respect of these environmental costs and for the tax benefits expected to be realized by VAI upon the payment of the Company's protection of these environmental costs. As of October 1, 1999 the Company's reserve for its portion of environmental liabilities, based upon future environmental related costs estimated by VAI as of that date and included in long-term and current accrued expenses, is calculated as follows:

                                                                  Total
                                                                  Non-
                                                      Recurring recurring Total
  Year                                                  Costs     Costs   Costs
  ----                                                --------- --------- -----
                                                        (dollars in millions)
  2000 ..............................................   $ 0.4     $1.0    $1.4
  2001 ..............................................     0.5      0.4     0.9
  2002 ..............................................     0.5      0.0     0.5
  2003 ..............................................     0.5      0.0     0.5
  2004 ..............................................     0.5      0.0     0.5
  Thereafter ........................................     9.6      0.5    10.1
                                                        -----     ----    ----
  Total costs .......................................   $12.0     $1.9    13.9
                                                        =====     ====
  Imputed interest ..................................                     (5.2)
                                                                          ----
  Total reserve .....................................                     $8.7
                                                                          ====

   The amounts set forth in the foregoing table are only estimates of anticipated future environmental related costs, and the amounts actually spent in the years indicated may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites where VAI is undertaking such investigation and remediation activities. VAI believes that most of these cost ranges will narrow as investigation and remediation activities progress. The Company believes that its reserves are adequate, but as the scope of the obligations becomes more clearly defined, these reserves may be modified and related charges against earnings may be made.

   Although any ultimate liability arising from environmental related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company's financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental related events, the Company's management believes that the costs of these environmental related matters are not reasonably likely to have a material adverse effect on the combined financial statements of the Company.

   The Company evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies where the Company believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit, and has a $0.5 million receivable in Other Current Assets at October 1, 1999. VAI has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of the Company's past and future environmental related expenditures. The Company therefore has a receivable of $1.3 million in Other

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Assets at October 1, 1999, as its portion of the insurance recoveries. Although VAI intends to aggressively pursue additional insurance recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

Sale of Business

   In June 1997, VAI completed the sale of its TFS operations to Novellus. The TFS operation was considered to be part of the SEB and therefore, a product line of the Company. Total proceeds received from the sale of TFS were $145.5 million in cash. The gain on the sale was $33.2 million (net of income taxes of $17.8 million).

   In order to cover, among other items, indemnification obligations, litigation expense, purchase price disputes, retained liabilities, transaction costs, employee terminations, facilities separation costs, and other contingencies, VMS originally recorded a reserve of $51.5 million. During the remainder of fiscal 1997, $10.3 million of this reserve was utilized (primarily for the cash settlement of transaction and legal indemnification and defense costs). During fiscal 1998, an additional $7.2 million of this reserve was utilized (primarily for the cash settlement of transaction, employee termination, facilities separation, and legal indemnification and defense costs). During fiscal 1999, additional cash payments were made for the cash settlement of transaction and legal indemnification and defense costs. Purchase price disputes with Novellus were resolved in fiscal year 1999 which resulted in an adjustment to the estimated loss contingency of $2.0 million. This adjustment was recorded in Other Income.

   As of October 1, 1999 the remaining reserve of $27.5 million is included in current liabilities and classified as an estimated loss contingency. This reserve relates to remaining costs associated with pending litigation and indemnity obligations relating to certain patent infringement claims by Applied Materials, Inc. ("Applied Materials") arising out of the sale of TFS.

Legal Proceedings

   In June 1997, Applied Materials filed a civil action against VAI in the U.S. District Court for the Northern District of California alleging infringement of four patents relating to sputter coating systems. Applied Materials contends that its patents are infringed by the M2i, MB2(TM) and Inova(TM) systems that were manufactured and sold by TFS prior to VAI's sale of TFS to Novellus in June 1997. The complaint requests unspecified money damages and an injunction preventing further infringement and requests that any damages awarded be increased up to three-fold for VAI's and Novellus' alleged willful infringement. Novellus was subsequently added as a defendant in this action and, as part of the sale of TFS, VAI agreed to indemnify Novellus for certain damages it may suffer as a result of such litigation and to reimburse Novellus for up to $7.5 million of its litigation expenses. VAI's answer denied infringement and asserted that the Applied Materials patents are invalid and that one of the asserted patents is unenforceable. VAI also filed a separate suit seeking damages and injunctive relief against Applied Materials contending that certain of Applied Material's business practices violate antitrust laws. That action has been procedurally related to the infringement case and is pending before the same judge. Novellus has filed a complaint against Applied Materials which includes a claim that Applied Materials has infringed three of the patents acquired by Novellus from the Company. Discovery has begun, but no date has been set for completion of discovery.

   In the event of an outcome unfavorable to the Company, the Company may be liable for damages for past sales through the June 1997 closing date of the sale of TFS to Novellus and may be liable to Novellus under the indemnification obligations described above.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

   The Company has agreed to indemnify VMS and IB for any costs, liabilities or expenses relating to the Company's legal proceedings, including the Applied Materials matters. Under the Distribution Related Agreements, the Company has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS.

   Also, from time to time, the Company is involved in a number of legal actions and could incur an uninsured liability in one or more of them. Accordingly, while the ultimate outcome of all of the above legal matters is not certain, management believes the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

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

Note 13. Purchase Business Combinations

   During fiscal year 1998 the Company acquired certain assets and liabilities of Genus, Inc., and the portion of Varian Korea Ltd., previously not owned. The consolidated financial statements include the operating results of each acquired business from the date of acquisition. Pro forma results of operations have not been presented, because the effects of these acquisitions were not material on either an individual or an aggregated basis.

   Amounts allocated to goodwill are amortized on a straight-line basis over their estimated lives. Summary of purchase transactions (dollars in millions):

      Entity Name                        Life (years) Consideration Closing Date
      -----------                        ------------ ------------- ------------
      Genus, Inc........................     10           $24.2      July 1998
      Varian Korea, Ltd.................     40           $ 7.8     January 1998

Note 14. Restructuring

   During the second quarter of fiscal year 1999, the Company recognized pretax restructuring charges of $2.7 million from actions taken primarily in response to the downturn in the semiconductor equipment industry.

   The restructuring costs of $2.7 million included $1.4 million resulting from the cancellation of plans for expansion of manufacturing facilities in the United States and Japan and $1.3 million to cover termination costs for a reduction in workforce of 69 employees (approximately 5% of worldwide VSEA employment). As of October 1, 1999, $0.9 million of the termination costs had been paid with a total accrual balance of $0.3 million remaining. This amount is expected to be paid in fiscal year 2000. A summary of the related accrued liability balance at October 1, 1999 is as follows:

                                             Total              Non-
                                         Restructuring   Cash   Cash  Accrual
                                            Charge     Payments Items Balance
                                         ------------- -------- ----- -------
                                                (Amounts in millions)
   Lease abandonment and other exit
    costs...............................     $ 1.4      $ 1.4   $ --   $ --
   Employee termination costs...........       1.3        0.9    0.1    0.3
                                             -----      -----   ----   ----
                                             $ 2.7      $ 2.3   $0.1   $0.3
                                             =====      =====   ====   ====

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Note 15. Other Transactions with Affiliates

   Purchases from IB for fiscal year 1999 for the period prior to the Distribution was $1.9 million. Purchases from IB for fiscal years 1998 and 1997 totaled $8.2 million and $9.2 million, respectively.

   Prior to the Distribution, VAI used a centralized cash management system to finance its operations. Cash deposits from most of the Company's businesses were transferred to VAI on a daily basis, and VAI funded the Company's required disbursements. No interest had been charged or credited to the Company for these transactions.

   VAI also provided certain centralized services (Note 1) to the Company prior to the Distribution. Cost allocations relating to these centralized services were $7.7 million, $17.3 million, and $16.7 million in fiscal years 1999, 1998, and 1997, respectively, and are included in operating costs in the combined statements of earnings. Amounts due to VAI for these expenses are included in Divisional Equity. Pursuant to the Distribution Related Agreements, the Company receives services from VAI, principally information technology services, for a defined period of time. For the period subsequent to the Distribution in fiscal year 1999, the Company incurred expenses charged by VAI of $3.9 million for these services.

   Net transfers to or from VAI, included in Divisional Equity, include advances and loans from affiliates, net cash transfers to or from VAI, third party liabilities paid on behalf of the Company by VAI, amounts due to affiliates related to purchases, amounts due to or from VAI for services and other charges, and income taxes paid on behalf of the Company by VAI. The weighted average balance due to VAI was $248 million, $162 million, and $149 million for fiscal years 1999, 1998, and 1997, respectively.

   The activity in net transfers (to) from VAI for fiscal years 1999, 1998, and 1997 included in divisional equity in the combined statements of divisional equity is summarized as follows:

                                                         1999   1998    1997
                                                        ------ ------  -------
                                                        (Dollars in millions)
   VAI services and other charges...................... $  7.7 $ 17.3  $  16.7
   Cash transfers, net.................................   95.0  (20.2)  (156.3)
                                                        ------ ------  -------
   Net transfers (to) from VAI......................... $102.7 $ (2.9) $(139.6)
                                                        ====== ======  =======

   The Distribution Related Agreements provide that, from and after the Distribution, VAI, IB, and the Company will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VAI and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VAI, IB, and the Company; the Distribution Related Agreements also provide that the Company shall assume all Company liabilities, other than shared liabilities (including accounts payable, accrued payroll, and pension liabilities) in accordance with their terms.

Note 16. Operating Segments and Geographic Information

   The Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," during the fourth quarter of fiscal year 1999. SFAS 131 established standards on reporting information about operating segments in annual financial statements and also requires interim reporting of segment information. It also established standards for related disclosures about products and services.

   The Company operates in five principal operating segments, which are research and development, services, semiconductor equipment manufacturing and product sales for Japan, Korea and Rest of World. These operating segments were determined based upon the nature of products and services provided as well as the geographic

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

areas served and the Company's management structure. The Company has three reportable segments; Product Segment, Services Segment, and Research and Development Segment, which includes royalties on licensing of intellectual property. The accounting policies of the business segments are the same as those described in "Note 2. Summary of Significant Accounting Policies."

                               Operating Segments

                                                        Research and
                            Product        Services     Development   Corporate and
                            Segment        Segment        Segment      Unallocated          Total
                         -------------- -------------- -------------- ----------------  --------------
                         1999 1998 1997 1999 1998 1997 1999 1998 1997 1999  1998  1997  1999 1998 1997
                         ---- ---- ---- ---- ---- ---- ---- ---- ---- ----  ----  ----  ---- ---- ----
Revenues................ $206 $303 $387  $37  $29  $30  $29  $11  $31 $ --  $ --  $ --  $272 $343 $448
Gross profit............  104  145  191   10    7    6   29   11   31  (54)  (45)  (43)   89  118  185

   The Company primarily measures segment profitability based upon gross profit excluding costs for warranty, installation and other unallocated costs of goods sold. These unallocated costs are included in the "Corporate and Unallocated" column above. Other than depreciation and amortization for the Research and Development Segment, which was $4.1 million, $3.7 million and $2.7 million for the fiscal years 1999, 1998 and 1997, respectively, the Company does not have the other information about Profit or Loss and Assets that are included in the measure of segment profit or loss or segment assets. These other disclosures for reportable segments are impracticable to determine for each segment above.

                             Geographic Information

                                                       Sales to Unaffiliated
                                                             Customers
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
                                                       (dollars in millions)
       United States ...............................  $   255     $313     $428
       International................................      111      121       82
       Eliminations & Other.........................      (94)     (91)     (62)
                                                      -------  -------  -------
        Total.......................................     $272     $343     $448
                                                      =======  =======  =======

   Total sales is based on the location of the operation furnishing goods and services. International sales based on final destination of products sold are $161 million, $239 million, and $245 million, in 1999, 1998, and 1997, respectively. Because a substantial portion of the Company's sales are derived from the sales of products manufactured in the United States, long-lived assets located outside the United States are less than 10%.

   For fiscal 1999, revenue of the Company from customers in the United States, Europe, Taiwan, Japan and Korea were approximately 41%, 20%, 14%, 12% and 8%, respectively, of the Company's total revenue. For fiscal 1998, revenue of the Company from customers in the United States, Europe, Taiwan, Japan and Korea were approximately 30%, 19%, 24%, 11% and 10%, respectively, of the Company's total revenue. For fiscal 1997, revenue of the Company from customers in the United States, Europe, Taiwan, Japan and Korea were approximately 45%, 11%, 19%, 9% and 12%, respectively, of the Company's total revenue.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

   The following sets forth certain unaudited consolidated quarterly statements of operations data for each of the Company's last eight quarters. In management's opinion, this quarterly information reflects all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation for the periods presented. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included elsewhere herein.

                      Quarterly Financial Data (Unaudited)

                                           1999                                       1998
                          -----------------------------------------  ---------------------------------------
                           First   Second    Third   Fourth  Total    First  Second   Third  Fourth   Total
                          Quarter  Quarter  Quarter  Quarter  Year   Quarter Quarter Quarter Quarter   Year
                          -------  -------  -------  ------- ------  ------- ------- ------- -------  ------
                                         (Dollars in millions except per share amounts)
Revenue.................  $ 47.4   $ 53.2   $ 63.8   $107.5  $271.9  $114.3  $105.1   $81.8  $ 41.7   $342.9
                          ------   ------   ------   ------  ------  ------  ------   -----  ------   ------
Gross Profit............    12.2      3.8     21.9     51.4    89.3    49.4    37.6    23.2     7.5    117.7
                          ------   ------   ------   ------  ------  ------  ------   -----  ------   ------
Net Earnings (loss).....    (6.7)   (19.2)    (3.4)    16.1   (13.2)   14.9    10.5     0.9   (14.9)    11.4
                          ======   ======   ======   ======  ======  ======  ======   =====  ======   ======
Net Earnings (loss)
 Per Share--
 Basic..................  $(0.22)  $(0.63)  $(0.11)  $ 0.53  $(0.43) $ 0.49  $ 0.35   $0.03  $(0.49)  $ 0.37
                          ======   ======   ======   ======  ======  ======  ======   =====  ======   ======
 Diluted................  $(0.22)  $(0.63)  $(0.11)  $ 0.50  $(0.43) $ 0.49  $ 0.34   $0.03  $(0.49)  $ 0.37
                          ======   ======   ======   ======  ======  ======  ======   =====  ======   ======

   The four quarters for net earnings per share may not add for the year because of the different number of shares outstanding during the year.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Varian Semiconductor Equipment Associates, Inc.:

   Our audits of the consolidated financial statements referred to in our report dated November 1, 1999 appearing on page F-2 of this Form 10-K also included an audit of the Financial Statement Schedule listed in item 14 (a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                              /s/ PricewaterhouseCoopers LLP
                                          By: _________________________________
                                                  PricewaterhouseCoopers LLP

Boston, Massachusetts
November 1, 1999

                                                                     SCHEDULE II

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                 For the fiscal years ended 1999, 1998 and 1997

                                                              Deductions
                                                --------------------------------------
                          Balance at Charged to                                           Balance at
                          Beginning  Costs and                                              End of
 Description              of Period   Expenses  Description                    Amount       Period
 -----------              ---------- ---------- -----------                    -------    ----------
                                                  (Dollars in Thousands)
Allowance for Doubtful
 Notes & Accounts
 Receivable:
Fiscal Year Ended 1999..   $   602    $ 2,212   Write-offs & Adjustments...... $   135     $ 2,679
                           =======    =======                                  =======     =======
Fiscal Year Ended 1998..   $   556    $   243   Write-offs & Adjustments...... $   197     $   602
                           =======    =======                                  =======     =======
Fiscal Year Ended 1997..   $   439    $   958   Write-offs & Adjustments...... $   841     $   556
                           =======    =======                                  =======     =======

Estimated Liability for
 Product Warranty:
Fiscal Year Ended 1999..   $21,435    $13,268   Actual Warranty Expenditures.. $18,804     $15,899
                           =======    =======                                  =======     =======
Fiscal Year Ended 1998..   $16,948    $31,813   Actual Warranty Expenditures.. $27,326     $21,435
                           =======    =======                                  =======     =======
Fiscal Year Ended 1997..   $30,234    $17,883   Actual Warranty Expenditures.. $31,169(1)  $16,948
                           =======    =======                                  =======     =======

--------
(1) Includes a $5,226 deduction due to the sale of Thin Film Systems.