Form 10-K405/A
period 1999-10-01
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 1999-12-30
CIK 1079023

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

   An index of exhibits filed with this Form 10-K is located on page 35.

                      DOCUMENTS INCORPORATED BY REFERENCE:

           Document Description                 Part of Form 10-K into which incorporated
           --------------------                 -----------------------------------------
Portions of the Registrant's Proxy Statement                    Part III
with respect to the Annual Meeting of
Stockholders to be held on February 16, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               EXPLANATORY NOTE
                               ----------------

This amendment to Varian Semiconductor Equipment Associates, Inc.'s Annual Report on Form 10-K is filed solely to include this signature page to the Form 10-K which was inadvertently omitted from the original filing.

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

                             Varian Semiconductor Equipment Associates, Inc.

                             By:      /s/ Ernest L. Godshalk
                                ----------------------------------
                                        Ernest L. Godshalk
                                Vice President and Chief Financial
                                             Officer

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

              Signature                               Title                          Date
              ---------                               -----                          ----

  /s/ Richard A. Aurelio              President and Chief Executive         December 22, 1999
  -----------------------------------  Officer and Director (Principal
          Richard A. Aurelio           Executive Officer)

  /s/ Ernest L. Godshalk III          Vice President and Chief Financial    December 22, 1999
  -----------------------------------  Officer (Principal Financial
        Ernest L. Godshalk III         Officer)

  /s/ Seth H. Bagshaw                 Vice President and Corporate          December 22, 1999
  -----------------------------------  Controller (Principal Accounting
            Seth H. Bagshaw            Officer)

  /s/ Ruth M. Davis                   Director                              December 22, 1999
  -----------------------------------
             Ruth M. Davis

  /s/ Robert W. Dutton                Director                              December 22, 1999
  -----------------------------------
           Robert W. Dutton

  /s/ Angus A. MacNaughton            Director                              December 24, 1999
  -----------------------------------
         Angus A. MacNaughton

  /s/ J. Tracy O'Rourke               Chairman of the Board                 December 23, 1999
  -----------------------------------
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