Form 10-Q
period 1999-12-31
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2000-02-10
CIK 1079023

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

                For the quarterly period ended December 31, 1999

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of the registrant's common stock outstanding as of February 4, 2000 was 30,945,611 shares of $0.01 par value common stock.

  An index of exhibits filed with this Form 10-Q is located on page 22.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                 Fiscal Three Months Ended
                                             ---------------------------------
                                             December 31, 1999 January 1, 1999
                                             ----------------- ---------------
Revenue
Product revenue.............................     $ 97,015         $ 36,577
Service revenue.............................       11,968            9,731
Royalties...................................          810            1,047
                                                 --------         --------
Total revenue...............................      109,793           47,355
                                                 --------         --------
Operating Costs and Expenses
Cost of product and service revenue.........       69,766           35,195
Research and development....................       11,168            7,717
Marketing, general and administrative.......       21,481           14,778
                                                 --------         --------
Total operating costs and expenses..........      102,415           57,690
                                                 --------         --------
Operating earnings (loss)...................        7,378          (10,335)
Interest income.............................          773              --
                                                 --------         --------
Earnings (loss) before taxes................        8,151          (10,335)
Income tax provision (benefit) on earnings
 (loss).....................................        2,853           (3,638)
                                                 --------         --------
Net earnings (loss).........................     $  5,298         $ (6,697)
                                                 ========         ========
  Weighted average shares outstanding--
   basic....................................       30,555           30,423
                                                 ========         ========
  Weighted average shares outstanding--
   diluted..................................       32,472           30,423
                                                 ========         ========
  Net earnings (loss) per share--basic......     $   0.17         $  (0.22)
                                                 ========         ========
  Net earnings (loss) per share--diluted....     $   0.16         $  (0.22)
                                                 ========         ========

     See accompanying notes to condensed consolidated financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)

                                                        December 31, October 1,
                                                            1999        1999
                                                        ------------ ----------
                                                        (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents..............................   $ 53,080    $ 65,968
Restricted cash........................................        500       1,000
Accounts receivable, net...............................    103,369     100,497
Inventories, net.......................................     88,236      70,437
Deferred taxes.........................................     33,583      32,536
Other current assets...................................      3,287       2,887
                                                          --------    --------
Total Current Assets...................................    282,055     273,325
                                                          --------    --------
Property, plant and equipment..........................     94,734      92,364
Accumulated depreciation and amortization..............    (56,021)    (54,066)
                                                          --------    --------
Net property, plant and equipment......................     38,713      38,298
Other assets...........................................     21,543      22,521
                                                          --------    --------
Total Assets...........................................   $342,311    $334,144
                                                          ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable..........................................   $  5,787    $  5,523
Accounts payable.......................................     30,736      30,709
Accrued expenses.......................................     77,021      76,455
Product warranty.......................................     15,929      15,899
Advance payments from customers........................      3,672       4,212
                                                          --------    --------
Total Current Liabilities..............................    133,145     132,798
Long-term accrued expenses.............................      7,276       7,176
Deferred taxes.........................................      1,210         985
                                                          --------    --------
Total Liabilities......................................    141,631     140,959
                                                          --------    --------
Contingencies (Note 10)

Stockholders' Equity
Preferred stock, par value $.01; authorized 5,000,000
 shares, issued none...................................        --          --
Common stock, par value $.01; authorized 150,000,000
 shares, issued and outstanding 30,648,525 at December
 31, 1999 and 30,474,492 at October 1, 1999............        306         305
Capital in excess of par value.........................    182,371     180,175
Retained earnings......................................     18,003      12,705
                                                          --------    --------
Total Stockholders' Equity.............................    200,680     193,185
                                                          --------    --------
Total Liabilities and Stockholders' Equity.............   $342,311    $334,144
                                                          ========    ========

     See accompanying notes to condensed consolidated financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Amounts in thousands)

                                                  Fiscal Three Months Ended
                                              ---------------------------------
                                              December 31, 1999 January 1, 1999
                                              ----------------- ---------------
Operating Activities
Net cash used in Operating Activities........     $(12,881)         $(4,952)
                                                  --------          -------
Investing Activities
 Purchase of property, plant and equipment...       (3,595)             --
 Proceeds from disposal of fixed assets......          753              --
 Restricted cash received....................          500              --
                                                  --------          -------
Net cash used in Investing Activities........       (2,342)             --
                                                  ========          =======
Financing Activities
Proceeds from issuance of notes payable......          518              --
Proceeds from the issuance of common stock...        2,197              --
Net transfers from Varian Associates, Inc....          --             6,419
                                                  --------          -------
Net cash provided by Financing Activities....        2,715            6,419
                                                  --------          -------
Effects of exchange rate changes on cash.....         (380)          (1,467)
                                                  --------          -------
Net decrease in cash and cash equivalents....      (12,888)             --
Cash and cash equivalents at beginning of
 period......................................       65,968              --
                                                  --------          -------
Cash and cash equivalents at end of period...      $53,080          $   --
                                                  ========          =======
Detail of net cash provided by (used in)
 Operating Activities
 Net earnings (loss).........................       $5,298          $(6,697)
 Adjustments to reconcile net earnings (loss)
  to net cash provided by
  (used in) operating activities
   Depreciation and amortization.............        3,092            2,212
   Provision for doubtful accounts...........          169              --
   Deferred taxes............................         (822)              88
 Changes in assets and liabilities,
   Accounts receivable.......................       (2,904)           2,745
   Inventories...............................      (17,799)           4,290
   Other current assets......................         (400)             191
   Accounts payable..........................           67           (7,941)
   Accrued expenses..........................          545              630
   Product warranty..........................           56           (4,758)
   Advance payments from customers...........         (596)           3,646
   Long term accrued expenses................          100              151
   Other.....................................          313              491
                                                  --------          -------
Net cash used in Operating Activities........     $(12,881)         $(4,952)
                                                  ========          =======

     See accompanying notes to condensed consolidated financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Interim Condensed Consolidated Financial Statements

  These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the report on Form 10-K filed by Varian Semiconductor Equipment Associates, Inc. ("VSEA" or the "Company") with the Securities and Exchange Commission for the fiscal year ended October 1, 1999. In the opinion of the Company, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for a full year or for any other period.

Note 2. Basis of Presentation

  The interim condensed consolidated financial statements of the Company generally reflect the financial position, results of operations and cash flows of the Company as of and for the three month fiscal period ending December 31, 1999. The interim condensed consolidated financial statements as of and for the three month fiscal period ending January 1, 1999, reflect operations when the Company's business was operated as the Semiconductor Equipment Business ("SEB"), a part of the former Varian Associates, Inc. ("VAI").

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

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)


Note 3. Earnings Per Share

  Basic earnings (loss) per share is calculated based on net earnings (loss) and the weighted-average number of shares outstanding during the reporting period. The weighted-average number of shares outstanding for the period ended December 31, 1999 was 30,555,445. The weighted-average number of shares outstanding on and before April 2, 1999 was assumed to be the number of shares outstanding on April 2, 1999, immediately following the Distribution. Diluted earnings (loss) per share is calculated based on net earnings (loss) and the sum of the weighted-average number of shares outstanding during the reporting period and the number of potential common shares (when dilutive). For purposes of the diluted earnings (loss) per share calculation, the additional shares issuable upon exercise of stock options were determined using the treasury stock method based on the number of replacement options issuable immediately following the Distribution.

  A reconciliation of the numerator and denominator used in the earnings
(loss) per share calculations is presented as follows:

                                                Fiscal Three Months Ended
                                                ----------------------------
                                                December 31,    January 1,
                                                    1999           1999
                                                -------------   ------------
   Numerator (in thousands of dollars):
   Net earnings (loss).........................   $      5,298   $     (6,697)
   Denominator (in thousands):
   Denominator for basic earnings (loss) per
    share--
    Weighted average shares outstanding........         30,555         30,423
   Effect of dilutive securities:
   Stock options...............................          1,917            --
                                                  ------------   ------------
   Denominator for diluted earnings (loss) per
    share......................................         32,472         30,423
   Basic earnings (loss) per share.............   $       0.17   $      (0.22)
   Diluted earnings (loss) per share...........   $       0.16   $      (0.22)
                                                  ============   ============

  For the three month period ending December 31, 1999, options to purchase 30,189 common shares at a weighted average exercise price of $25.84 were excluded from the computation due to their exercise price exceeding the market value of the underlying common stock. For the three month period ending January 1, 1999, options to purchase 2.7 million shares at a weighted average exercise price of $15.52 were excluded due to their exercise price exceeding the market value of the underlying common stock. Potential common shares in the form of additional stock options totaling 2.1 million were excluded from the computation of diluted loss per share for the three month period ending January 1, 1999 as their effect was anti-dilutive.

Note 4. Inventories

  The components of inventories are as follows (in millions):

                                                        December 31, October 1,
                                                            1999        1999
                                                        ------------ ----------
   Raw materials and parts.............................    $52.1       $36.7
   Work in process.....................................     29.8        23.1
   Finished goods......................................      6.3        10.6
                                                           -----       -----
     Total Inventories.................................    $88.2       $70.4
                                                           =====       =====

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)


  If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $20.8 million at December 31, 1999 and $20.9 million at October 1, 1999.

Note 5. Notes Payable

  On October 1, 1999, the Company had a 90-day revolving note payable in Japanese Yen amounting to an equivalent of $5.5 million U.S. Dollars at an interest rate of 1.85% per year. In November, 1999, the Company renewed this borrowing for an amount in Japanese Yen equivalent to $5.8 million for an additional six months at an interest rate of 2.02%. The note is unsecured and carries no restrictive covenants. The Company plans to renew this note upon maturity.

Note 6. Stockholders' Equity

  As of December 31, 1999, the Company had 30,648,525 shares of common stock outstanding. On April 2, 1999, stockholders of record of VAI on March 24, 1999 had received one share of the Company's common stock for each share of VAI common stock then held.

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

  For the three month period ending December 31, 1999, the company issued 174,033 shares of common stock upon the exercise of stock options for an aggregate exercise price of $2.2 million.

  As of December 31, 1999, the Company had outstanding options to purchase an aggregate of 6,202,120 shares of its common stock at a weighted average price of $13.35. Of these options, options to purchase an aggregate of 3,237,076 shares at a weighted average price of $13.90 were fully vested and exercisable.

Note 7. Recent Accounting Pronouncements

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

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)


Note 8. Foreign Exchange Contracts

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

  Forward exchange contracts outstanding as of December 31, 1999 are summarized as follows:

                                                Notional   Contract    Fair
                                                  Value      Rate      Value
                                               ----------- -------- -----------
   Foreign Currency Purchase Contracts:
     Singapore Dollar......................... $   625,000  1.6690  $   624,626
     Euro.....................................   3,116,740  1.0054    3,131,310
                                               -----------          -----------
     Total....................................   3,741,740            3,755,936
                                               -----------          -----------
   Foreign Currency Sell Contracts:
     Japanese Yen............................. $16,065,300  102.91  $16,161,095
     Euro.....................................  11,300,000  1.0054   11,352,825
     New Taiwan Dollar........................   8,600,946   31.70    8,683,121
     Korean Won...............................   7,909,507  1136.0    7,864,508
                                               -----------          -----------
     Total....................................  43,875,753           44,061,549
                                               ===========          ===========
   Total Contracts............................ $47,617,493          $47,817,485
                                               ===========          ===========

  There were no significant unrealized gains or losses for the forward exchange contracts as of December 31, 1999. The fair value of forward exchange contracts generally reflects the estimated amounts that VSEA would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of open contracts. The notional amounts of forward exchange contracts are not a measure of VSEA's exposure.

Note 9. Operating Segments and Geographic Information.

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

  The Company operates in five principal operating segments, which are research and development, services, semiconductor equipment manufacturing and product sales for Japan, Korea and Rest of World. These operating segments were determined based upon the nature of products and services provided as well as the geographic areas served and the Company's management structure. The Company has three reportable segments; Product

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

Segment, Services Segment, and Research and Development Segment, which includes royalties on licensing of intellectual property. The accounting policies of the business segments are the same as those in all parts of the Company.

                              Operating Segments
                             (Dollars in millions)

                                                     Research and
                            Product      Services     Development  Corporate and
                            Segment       Segment       Segment     Unallocated        Total
                         ------------- ------------- ------------- --------------  -------------
                         FY2000 FY1999 FY2000 FY1999 FY2000 FY1999 FY2000  FY1999  FY2000 FY1999
                         Qtr 1  Qtr 1  Qtr 1  Qtr 1  Qtr 1  Qtr 1  Qtr 1   Qtr 1   Qtr 1  Qtr 1
                         ------ ------ ------ ------ ------ ------ ------  ------  ------ ------
Revenues ............... $97.0  $36.6  $12.0   $9.7   $0.8   $1.1  $  --   $ --    $109.8 $47.4
Gross profit (loss).....  51.6   17.8    4.3    2.9    0.8    1.1   (16.7)  (9.6)    40.0  12.2

  The Company primarily measures segment profitability based upon gross profit excluding costs for warranty, installation and other unallocated costs of goods sold. These unallocated costs are included in the "Corporate and Unallocated" column above. Other than depreciation and amortization for the Research and Development Segment, which was $1.0 million for the first quarter of fiscal year 2000 and $1.1 million for the first quarter of fiscal year 1999, the Company does not have the other information about Profit or Loss and Assets that are included in the measure of segment profit or loss or segment assets. These other disclosures for reportable segments are impracticable to determine for each segment above.

                            Geographic Information
                             (Dollars in millions)

  Sales to Unaffiliated Customers (by location of the operation)

                                                                 FY2000  FY1999
                                                                 Qtr 1   Qtr 1
                                                                 ------  ------
   United States................................................ $ 97.2  $ 41.0
   International................................................   53.7    18.3
   Eliminations & Other.........................................  (41.1)  (11.9)
                                                                 ------  ------
     Total...................................................... $109.8  $ 47.4
                                                                 ======  ======

  Total sales is based on the location of the operation furnishing goods and services. International sales based on final destination of products sold are $91 million in the first quarter of fiscal year 2000 and $26 million in the first quarter of fiscal year 1999. Because a substantial portion of the Company's sales are derived from the sales of products manufactured in the United States, long-lived assets located outside the United States are less than 10%.

  For the first quarter of fiscal year 2000, revenue of the Company from customers in the United States, Europe and Asia were approximately 17%, 27% and 56%, respectively, of the Company's total revenue. For the first quarter of fiscal year 1999, revenue of the Company from customers in the United States, Europe and Asia were approximately 44%, 20% and 36%, respectively, of the Company's total revenue.

  In the first quarter of fiscal year 2000, revenue from one customer based in Asia represented 11% of total revenue. No other customer accounted for revenue in excess of 10% in the first quarter of fiscal year 2000. No one customer accounted for revenue in excess of 10% of total revenue in the first quarter of fiscal year 1999.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)


Note 10. Contingencies

Environmental Remediation

  In the Distribution Agreement, the Company has agreed to indemnify VMS and IB for one-third of environmental investigation and remediation costs (after adjustment for any insurance proceeds and tax benefits expected to be realized upon the payment of such costs), as further described below.

  VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at eight sites where VAI is alleged to have shipped waste for recycling or disposal. VAI is also involved in environmental investigations and/or remediation work pursuant to environmental laws, generally under the direction of, or in consultation with, federal, state, and/or local agencies at certain current or former VAI facilities. VMS (formerly VAI) expenditures for environmental investigations and remediation work amounted to $0.9 million for the first three months of fiscal 2000 compared to $2.7 million in fiscal year 1999, $4.9 million in fiscal year 1998 and $2.3 million in fiscal year 1997.

  For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the probable future costs of such activities. As of December 31, 1999, VMS estimated that the future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $20.6 million to $50.1 million. The time frame over which VMS expects to incur these costs varies at each site and facility, ranging up to approximately 30 years as of December 31, 1999. VMS management believes that no amount in the foregoing range of estimated future costs is more likely to be incurred than any other amount in such range, and therefore, VMS has accrued $20.6 million in estimated environmental costs as of December 31, 1999. This amount accrued by VMS has not been discounted to present value.

  VMS has gained sufficient knowledge to better estimate the scope and costs of future environmental activities at other sites and facilities. As of December 31, 1999, VMS estimated that its aggregate future exposure for environmental-related investigation and remediation costs for these sites ranged from $38.8 million to $66.2 million. The time frame over which these costs are expected to be incurred varies with each site or facility, ranging up to approximately 30 years as of December 31, 1999. As to each of these sites and facilities, management of VMS has determined: (i) that a particular amount within the range of estimated costs better estimates the future environmental liability than any other amount within the range; and (ii) that it may reasonably determine the timing of those future costs. Together, these amounts totaled $45.3 million at December 31, 1999. Accordingly, VMS has accrued $20.0 million, which represents management's best estimate of the future costs discounted at 7%, net of inflation. This accrual is in addition to the $20.6 million described above.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)


  As of December 31, 1999, the Company's reserve for its portion of environmental liabilities, based upon future environmental related costs estimated by VMS and the Company as of that date and included in long-term and current accrued expenses, is calculated as follows:

                                                           Total     Anticipated
                                             Recurring Non-recurring   Future
   Fiscal Year                                 Costs       Costs        Costs
   -----------                               --------- ------------- -----------
                                                    (Dollars in millions)
   2000.....................................   $ 0.3       $0.8         $ 1.1
   2001.....................................     0.5        0.4           0.9
   2002.....................................     0.5        --            0.5
   2003.....................................     0.5        --            0.5
   2004.....................................     0.5        --            0.5
   Thereafter...............................     9.6        0.5          10.1
                                               -----       ----         -----
     Total costs............................   $11.9       $1.7         $13.6
                                               =====       ====
   Imputed interest.........................                             (4.8)
                                                                        -----
     Total reserve..........................                            $ 8.8
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

  VMS evaluates its liability for environmental investigation and remediation in light of the liability and financial resources of potentially responsible parties and insurance companies against which VMS believes that it has rights of contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against other parties, including various insurance companies. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. VAI has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of VAI's past and future environmental related expenditures. The Company's share of this receivable is $1.3 million at December 31, 1999. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any estimate of its liability in anticipation of a recovery with respect to claims made against third parties.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)


Sale of Business

  In June 1997, VAI completed the sale of its Thin Film Systems ("TFS") operations to Novellus Systems, Inc. ("Novellus"). The TFS operation was considered to be part of the SEB and therefore, a product line of the Company. Total proceeds received from the sale of TFS were $145.5 million in cash. The gain on the sale was $33.2 million (net of income taxes of $17.8 million).

  In order to cover, among other items, indemnification obligations, litigation expense, purchase price disputes, retained liabilities, transaction costs, employee terminations, facilities separation costs, and other contingencies, VAI originally recorded a reserve of $51.5 million. As of April 2, 1999 the remaining reserve of $37.6 million was recorded by the Company as a current liability and classifed as an estimated loss contingency. This reserve, which stands at $27.5 million at December 31, 1999, relates to remaining costs associated with pending litigation and indemnity obligations relating to certain patent infringment claims by Applied Materials, Inc. ("Applied Materials").

Legal Proceedings

  In June 1997, Applied Materials filed a civil action against VAI in the U.S. District Court for the Northern District of California alleging infringement of four patents relating to sputter coating systems. Applied Materials contends that its patents are infringed by the M2i, MB2(TM) and Inova(TM) systems that were manufactured and sold by TFS prior to VAI's sale of TFS to Novellus in June 1997. The complaint requests unspecified money damages and an injunction preventing further alleged infringement and requests that any damages awarded be increased up to three-fold for VAI's and Novellus' alleged willful infringement. Novellus was subsequently added as a defendant in this action and, as part of the sale of TFS, VAI agreed to indemnify Novellus for certain damages it may suffer as a result of such litigation and to reimburse Novellus for up to $7.5 million of its litigation expenses. VAI's answer denied infringement and asserted that the Applied Materials patents that are subject to the claims are invalid and that one of the asserted patents is unenforceable. VAI also filed a separate suit seeking damages and injunctive relief against Applied Materials contending that certain of Applied Materials' business practices violated antitrust laws. That action has been procedurally related to the infringement case and is pending before the same judge. Novellus has filed a complaint against Applied Materials which includes a claim that Applied Materials has infringed three of the patents acquired by Novellus from the Company. Discovery has begun, but no date has been set for completion of discovery.

  In the event of an outcome unfavorable to the Company, the Company may be liable for damages for past sales through the June 1997 closing date of the sale of TFS to Novellus and may be liable to Novellus under the indemnification obligations described above.

  The Company has agreed to indemnify VMS and IB for any costs, liabilities or expenses relating to the Company's legal proceedings, including the Applied Materials and Novellus matters. Under the Distribution Related Agreements, the Company has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The condensed consolidated interim financial statements of Varian Semiconductor Equipment Associates, Inc., ("VSEA" or the "Company") are unaudited and generally reflect the results of operations, financial position and cash flows of the Company for the three month period ending December 31, 1999. Prior to April 2, 1999, the Company's business had been part of the former Varian Associates, Inc. ("VAI"). On April 2, 1999, VAI reorganized into three independent publicly-traded companies by spinning off two of its businesses to stockholders in a tax-free distribution (the "Distribution"). VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. ("VMS"). VAI transferred its Instruments Business ("IB") to Varian, Inc., the stock in which was distributed to VAI's stockholders as part of the Distribution. VAI transferred its Semiconductor Equipment Business ("SEB") to the Company, the stock in which was also distributed to VAI's stockholders as part of the Distribution. SEB included VAI's business unit that designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits.

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

  The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this quarterly report and the audited combined financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations in the Company's report on Form 10-K filed with the Securities and Exchange Commission on December 30, 1999 and the Company's report on Form 10/A filed on February 12, 1999.

Results of Operations

 Three Months Ended December 31, 1999 Compared to Three Months Ended January 1, 1999

  Revenue. The Company's strong revenue growth continued into the first quarter of fiscal year 2000. Total revenue increased from $47.4 million to $109.8 million, or 132%, for the quarter ended December 31, 1999 compared to the quarter ended January 1, 1999. This increase in revenue was primarily due to strong demand for the Company's products, as the semiconductor industry recovery that started in the second half of fiscal year 1999 continued into fiscal year 2000. The trend has shown revenue increasing consistently, quarter after quarter, since the fourth quarter of fiscal year 1998: revenue for the first quarter of fiscal year 1999 was 14% above revenue for the last quarter of fiscal year 1998; revenue in the second quarter of fiscal year 1999 was 12% above revenue in the first quarter of fiscal year 1999; revenue in the third quarter of fiscal year 1999 was 20% higher than revenue in the second quarter of fiscal year 1999; and revenue in the fourth quarter of fiscal year 1999, at $85.3 million (after adjustment for $22.2 million of non-recurring royalty revenue) was 34% above revenue in the third quarter of fiscal year 1999. At $109.8 million for the first quarter of fiscal year 2000, total revenue increased 29% above revenue for the fourth quarter of fiscal year 1999, excluding non-recurring royalty revenue.

  Service revenue in the first quarter of fiscal year 2000 was $12.0 million, 23% higher than service revenue of $9.7 million in the first quarter of fiscal year 1999, primarily due to the increase in sales of systems.

  Royalty revenue of $0.8 million in the first quarter of fiscal year 2000 was 20% below royalty revenue of $1.0 million in the first quarter of fiscal year 1999.

  International revenue was $90.8 million, or 83% of total revenue, in the first quarter of fiscal year 2000, compared to $26.3 million, or 56% of total revenue, in the first quarter of fiscal year 1999. The Company's North American (primarily U.S.) revenue decreased to $19.0 million from $21.0 million, while its European region revenue increased by $20.3 million, from $9.3 million in the first quarter of fiscal year 1999 to $29.6 million in the first quarter of fiscal year 2000.

  The aggregate revenue of $61.2 million from Taiwan, Japan, Korea and the Pacific Rim represented 56% of total revenue in the first quarter of fiscal year 2000, up from $17.0 million, or 36% of total revenue, in the first quarter of fiscal year 1999. Taiwan was particularly strong, representing 29% of total revenue in the first quarter of fiscal year 2000, up from approximately 10% of total revenue in the first quarter of fiscal year 1999.

  Gross Profit. The Company's gross profit of $40.0 million in the first quarter of fiscal year 2000 increased 328% compared to gross profit of $12.2 million for the first quarter of fiscal year 1999. Cost of revenue for the first quarter of fiscal year 2000 was $69.8 million, resulting in a gross margin of 36.5% on revenues of $109.8 million, compared with cost of revenue for the first quarter of the prior year of $35.2 million, resulting in a gross margin of 25.7% on revenues of $47.4 million. Margins in the first quarter of fiscal year 2000 improved due to improved capacity utilization due to increased manufacturing activity, offset by the costs of initial training and other product and volume-driven costs to respond to the increased demand for the Company's products.

  Research and development. Research and development expenses were $11.2 million for the first three months of fiscal year 2000, equivalent to 10.2% of total revenue, and were 45% above the research and development expenses of $7.7 million for the first three months of fiscal year 1999, equivalent to 16% of total revenue. The reduction in percentage is mainly due to the increase in revenue for the period. The Company continues to invest in new product development.

  Marketing, General and Administrative. Marketing, general and administrative expenses of $21.5 million, or 20% of total revenue, in the first three months of fiscal year 2000 were 45% above the level of marketing, general and administrative expenses of $14.8 million, or 31% of total revenue, in the first quarter of fiscal year 1999. The higher expense in the first quarter of fiscal year 2000 was due in part to the increase in sales and marketing activity and costs associated with being an independent public company.

  Interest Income. During the first quarter of fiscal year 2000, the Company earned $0.8 million in interest income. This income was earned primarily on short term investments. Interest income did not accrue to the Company in the first quarter of fiscal year 1999.

  Net Earnings Before Taxes. During the first quarter of fiscal year 2000 the Company recognized pretax earnings of $8.2 million and for the first quarter of fiscal year 1999 incurred a pre-tax loss of $10.3 million.

  Taxes on Earnings. VSEA recorded a tax provision of $2.9 million on earnings in the first quarter of fiscal year 2000 compared with a tax benefit of $3.6 million in the first three months of fiscal year 1999. The effective income tax rate was 35.0% in the first three months of fiscal year 2000, compared to 35.2% in the first three months of fiscal year 1999.

  Net Earnings. Net earnings were $5.3 million, or $0.16 per diluted share, for the first quarter of fiscal year 2000, compared with a net loss of $6.7 million, or $0.22 loss per share, during the first quarter of fiscal year 1999. The increase in net earnings primarily reflects the growth in revenues in fiscal year 2000, and the other factors described above.

Liquidity and Capital Resources

  VAI historically used a centralized cash management system to finance its operations. Cash deposits from most of the businesses were transferrred to VAI on a daily basis, and VAI funded their required disbursements. As a result, the Company reported no cash or cash equivalents prior to April 2, 1999. Pursuant to the Distribution

Agreement, as of April 2, 1999, the Company received a cash contribution from VAI such that VSEA's cash and cash equivalents equaled $94.5 million, restricted cash totaling $5.5 million and its consolidated debt, consisting of notes payable, was $5.0 million. Such cash and cash equivalents were expected to represent the Company's principal source of liquidity for the foreseeable future.

  During the first three months of fiscal year 2000, the Company used $12.9 million of cash in operations, compared to $5.0 million in cash used in operations in the first three months of fiscal year 1999. The primary uses of cash during the first quarter of fiscal year 2000 were additions to inventory of $17.8 million to respond to the increased demand for products, and $2.9 million in increased receivables from higher sales.

  During the first three months of fiscal year 2000, the Company used $2.3 million for investing activities, primarily for purchase of property, plant and equipment, and generated $2.7 million in financing activities, primarily from stock options exercised.

  The Company's liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, the Company's management believes that cash generated from operations, together with available cash at December 31, 1999 and the Company's borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the foreseeable future.

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

  VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at eight sites where VAI is alleged to have shipped waste for recycling or disposal. VAI is also involved in environmental investigations and/or remediation work pursuant to environmental laws, generally under the direction of, or in consultation with, federal, state, and/or local agencies at certain current or former VAI facilities. VMS (formerly VAI) expenditures for environmental investigations and remediation work amounted to $0.9 million for the first three months of fiscal 2000 compared to $2.7 million in fiscal year 1999, $4.9 million in fiscal year 1998 and $2.3 million in fiscal year 1997.

  For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the probable future costs of such activities. As of December 31, 1999, VMS estimated that the future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $20.6 million to $50.1 million. The time frame over which VMS expects to incur these costs varies at each site and facility, ranging up to approximately 30 years as of December 31, 1999. VMS management believes that no amount in the foregoing range of estimated future costs is more likely to be incurred than any other amount in such range, and therefore, VMS has accrued $20.6 million in estimated environmental costs as of December 31, 1999. This amount accrued by VMS has not been discounted to present value.

  VMS has gained sufficient knowledge to better estimate the scope and costs of future environmental activities at other sites and facilities. As of December 31, 1999, VMS estimated that its aggregate future exposure for environmental-related investigation and remediation costs for these sites ranged from $38.8 million to $66.2 million. The time frame over which these costs are expected to be incurred varies with each site or facility, ranging up to approximately 30 years as of December 31, 1999. As to each of these sites and facilities, management of VMS has determined: (i) that a particular amount within the range of estimated costs better estimates the future environmental liability than any other amount within the range; and (ii) that it may reasonably determine the timing of those future costs. Together, these amounts totaled $45.3 million at December 31, 1999. Accordingly, VMS has accrued $20.0 million, which represents management's best estimate of the future costs discounted at 7%, net of inflation. This accrual is in addition to the $20.6 million described above.

  The Company recorded $8.8 million as its portion of the foregoing estimated future costs for environmental liability of VMS as of December, 1999. The foregoing amounts are only estimates of anticipated future environmental related costs, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites and facilities involved. VMS anticipates that most of these cost ranges will narrow as investigation and remediation activities progress.

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

  VMS evaluates its liability for environmental investigation and remediation in light of the liability and financial resources of potentially responsible parties and insurance companies against which VMS believes that it has rights of contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against other parties, including various insurance companies. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. VAI has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of VAI's past and future environmental-related expenditures. The Company's share of this receivable is $1.3 million at December 31, 1999. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any estimate of its liability in anticipation of a recovery with respect to claims made against third parties.

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

 Project Overview

  To address the Year 2000 issue, the Company assembled a task force to review and assess internal software, data management, accounting, manufacturing and operational systems to ensure that they do not malfunction as a result of the Year 2000 date transition. The Company's Year 2000 project began in October 1998 with a designated Year 2000 project manager and a team of Year 2000 project coordinators. The overall project comprises project planning and awareness, inventory assessment, triage, resolution, test planning and execution, deployment and fallout and contingency planning. The Company's planning and corrective measures are proceeding in parallel with respect to
(1) its internal systems, (2) its products, and (3) significant third parties with which the Company does business. These reviews and corrective measures are intended to encompass significant categories of internal systems used by the Company, including data management, accounting, manufacturing, sales, human resources and operational software and systems.

 Transition into the Year 2000

  The Company implemented and executed its Year 2000 project plan. Global coverage and tracking of the Company's primary business office, supplier and customer equipment locations commenced starting at 7:00am EST December 31st, 1999 and concluded at 7:00am EST January 1, 2000 to accommodate the global transition into the new year and allow time for reactionary measures. Our internal business system and facilities were on-line and operational at the start of our first business day January 3, 2000.

  To date, none of our significant systems, applications, equipment or facilities have experienced any material difficulties from the transition to Year 2000, nor have we been notified that any of our suppliers or customers have had any such difficulties.

  Due the complexity of potential issues related to the Year 2000, the Company will continue to monitor related activities and future dates throughout the remainder of the calendar year. Although the Company believes it has addressed all significant issues and does not anticipate or foresee any significant problems in the future, no final determination has been made and actual results could differ materially from our plan.

 Internal Systems

  The Company has completed its assessment of potential Year 2000 problems in its internal systems and had transitioned into the Year 2000 without any major incidents. These systems have been categorized as follows, in order of importance: (a) enterprise information systems; (b) enterprise networking and telecommunications; (c) factory-specific information systems; (d) non-IT systems; (e) computers and packaged software; and (f) facilities systems.

  With respect to enterprise information systems, in 1994 VAI initiated replacement of its existing systems with a single company-wide system supplied by SAP America, Inc., which has been designed and tested by SAP for Year 2000 capability. Installation of that system has been executed to replace first those existing systems that are not Year 2000 capable. Installation of the new SAP system modules is complete in all VSEA locations globally except Europe, which has the SAP Finance modules integrated with a European distribution system (IBS), which is Y2K compliant. Upgrade of networking and telecommunications systems, factory information systems, non-IT systems, computers and packaged software and facilities systems is complete.

 Product Compliance

  The Company has completed its assessment of potential Year 2000 problems in its current and previously sold products, and has transitioned into the Year 2000 without any major incidents. With respect to current products, the assessment and corrective actions are complete, and the Company believes that all of its current products are Year 2000 capable; however, that conclusion is based in part on Year 2000 assurances or warranties from suppliers of computer programs and non-IT systems which are integrated into or sold with the Company's current products.

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

 Supply Chain

  The Company has completed the audit of all the critical suppliers. The Company considers all of these suppliers Year 2000 capable, and has transitioned into the Year 2000 without any major incidents. The Company will continue to monitor any addition of new suppliers to assure readiness is maintained. However, because the Company's readiness is dependent on timely Year 2000 readiness of third parties, there can be no assurances that its efforts alone will resolve all future Year 2000 issues applicable to the Company's internal processes or products.

 Third Party Assessment

  In November 1999, the Company contracted an external consulting firm to conduct a third-party assessment of the Company's project completeness. The assessment process covered the aspects outlined in the Company's Year 2000 project. The Company is considered to be overall compliant of Year 2000 readiness, as described in the consultant's assessment report.

 Costs

  As of January 1, 2000, the Company estimates that it had incurred costs of less than $1 million to assess and correct Year 2000 problems, primarily during fiscal year 1999. Although difficult to assess, based on its analysis to date, the Company estimates that it will incur less than $1 million in additional costs to assess and correct Year 2000 problems, which costs are expected to be incurred throughout the first half of fiscal year 2000. All of these costs have been and will continue to be expensed as incurred. However, the actual future incremental spending may prove to be higher. Also, this estimate does not include the costs that could be incurred if one or more of the significant third party service providers fail to achieve Year 2000 readiness throughout the remainder of the calendar year. The Company has not separately identified the costs incurred for its Year 2000 readiness program that are the result of use of internal resources and therefore, these costs are not included in the above estimates.

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

 Contingency Plans

  The Company regards contingency planning for the Year 2000 compliance as one of the most critical components of its Year 2000 project. The Company has developed contingency plans to maintain operations under a number of hypothetical scenarios. The Company had begun the development of a contingency plan in mid 1999 and finalized all aspects of the contingency plan at the end of November 1999. The contingency plan covers not only the issues specific to Year 2000 but also any natural disaster that may be of potential occurrence to the Company. The Company also has developed contingency response management for the "worst case scenarios", such as power outage, water and gas disruption, network failure. The Company has implemented the necessary and appropriate actions for these scenarios and has made the transition into the Year 2000 without any major incidents.

  The Company's spare inventory, distribution system and customer support organization, as well as the contingency plans implemented by the Company, are intended to ensure that temporary disruptions to regional and global infrastructure systems will have no materially adverse effect on the Company's operations and financial performance. Although the Company has transitioned into the Year 2000 without any major incidents, extended disruptions in these systems beyond the Company's control or ability to remedy, such as described above, could impact the Company's ability to deliver product and services to our customers on schedule and to maintain Company operations and provide appropriate employee support (including payroll and benefits), and would, thereby, potentially have a materially adverse effect on the Company's operations and financial performance.

  The Company believes that Year 2000 problems will not have a material adverse effect on the Company's financial condition or overall trends in the results of operations. However, there can be no assurance that delays or problems, including the failure to ensure Year 2000 compliance beyond January 1, 2000, by systems or products supplied to the Company by a third party, will not have an adverse effect on the Company, its financial performance or the competitiveness or customer acceptance of its products. Further, the Company's current understanding of expected costs is subject to change as potential contingency planning proceeds and does not include potential costs related to actual customer claims or the cost of internal software and hardware replaced in the normal course of business (whose installation otherwise in the normal course of business may be accelerated to provide solutions to Year 2000 compliance issues).

  With respect to products and significant third parties, the Company believes it has identified all critical systems necessary to the Company's internal system operations and has requested suppliers to provide assurances that such systems are Year 2000-compliant, or to identify replacement or upgrade systems. With respect to Year 2000 compliance of its suppliers' systems, the Company has completed the process of evaluating and assessing the adequacy of responses from its various suppliers with the assurance that all of its critical suppliers are and will remain Year 2000 compliant, and has transitioned into the Year 2000 without any major incidents.

  Based on its transition into the Year 2000, the Company believes the Company's existing internal systems encompassing core manufacturing, service, sales, inventory and warranty operations are currently, and will continue to be, Year 2000-compliant. Some of the Company's payroll operations are handled on an out-sourced basis, and the Company has received written assurances from its providers that the systems providing these outsource services are and will continue to be Year 2000-compliant.

 Risks

  Failure of the Company and its key suppliers to accurately assess and correct future Year 2000 problems would likely result in interruption of certain of the Company's normal business operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. If the Company does not adequately identify and correct Year 2000 problems in its information systems it could experience an interruption in its operations, including manufacturing, order processing, receivables collection and accounting, which could cause delays in product shipments, lost data and a consequential impact on revenues, expenditures and financial reporting. If the Company does not adequately identify and correct unforeseen or future Year 2000 problems in its non-IT systems it could experience an interruption in its manufacturing and related operations, such that there would be delays in product shipments and a consequential impact on revenues. If the Company does not adequately identify and correct unforeseen or future Year 2000 problems in previously-sold products it could experience warranty or product liability claims by users of products which do not function correctly. If the Company does not adequately identify and correct Year 2000 problems of noted significant third parties it could experience an interruption in the supply of key components or services from those parties, such that there would be delays in product shipments or services and a consequential impact on revenues.

  Management believes that appropriate corrective actions have been or will be accomplished within the cost and time estimates stated above. Although the Company believes that it is Year 2000 compliant, it does not currently believe that any unforeseen or future Year 2000 non-compliance in the Company's information systems will have a material adverse effect on the Company's business, results of operations or financial condition. However, given the inherent complexity of the Year 2000 problem, there can be no assurance that actual costs will not be higher than currently anticipated or that corrective actions will not take longer than currently anticipated to complete. Risk factors which might result in higher costs or delays include the ability to identify and correct these issues in a timely fashion Year 2000 problems; regulatory or legal obligations to correct Year 2000 problems in previously-sold products; ability to retain and hire qualified personnel to perform assessments and corrective actions; the willingness and ability of critical suppliers to assess and correct their own Year 2000 problems, including the products they supply to the company; and the additional complexity which will likely be caused by the undertaking during the remainder of fiscal year 2000 the separation of currently shared enterprise information systems as a result of the Distribution.

  Due to the uncertainties as to the extent of Year 2000 problems beyond the January 1, 2000 transition with the Company's previously sold products and the extent of any legal obligation of the Company to correct Year 2000 problems in those products, the Company cannot yet assess risks to the Company with respect to those products. The Company has completed assessments of its critical suppliers and has concluded that the failure of critical suppliers to assess and correct remaining unforeseen Year 2000 problems is not reasonably likely, and therefore is not expected to have a material adverse effect on the Company's results of operations.

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

  Forward exchange contracts outstanding as of December 31, 1999 are summarized as follows:

                                                Notional   Contract    Fair
                                                  Value      Rate      Value
                                               ----------- -------- -----------
   Foreign Currency Purchase Contracts:
     Singapore Dollar......................... $   625,000  1.6690  $   624,626
     Euro.....................................   3,116,740  1.0054    3,131,310
                                               -----------          -----------
       Total..................................   3,741,740            3,755,936
                                               -----------          -----------
   Foreign Currency Sell Contracts:
     Japanese Yen............................. $16,065,300  102.91  $16,161,095
     Euro.....................................  11,300,000  1.0054   11,352,825
     New Taiwan Dollar........................   8,600,946   31.70    8,683,121
     Korean Won...............................   7,909,507  1136.0    7,864,508
                                               -----------          -----------
       Total..................................  43,875,753           44,061,549
                                               ===========          ===========
   Total Contracts............................ $47,617,493          $47,817,485
                                               ===========          ===========

  There were no significant unrealized gains or losses for the forward exchange contracts as of December 31, 1999. The fair value of forward exchange contracts generally reflects the estimated amounts that VSEA would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of open contracts. The notional amounts of forward exchange contracts are not a measure of VSEA's exposure.

Interest Rate Risk

  Although payments under certain of the operating leases for VSEA's facilities are tied to market indices, VSEA is not exposed to material interest rate risk associated with its operating leases.

  There have been no material changes in information reported under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Report on Form 10-K for the fiscal year ended on October 1, 1999, filed with the Securities and Exchange Commission.

Concentration of Risk

  During the first quarter of fiscal year 2000, one customer based in Asia accounted for 11% of total revenue and two customers each accounted for 10% of total accounts receivable outstanding as of December 31, 1999. One customer was based in Europe and the other was based in Asia. No one customer accounted for 10% of revenue in the first quarter of fiscal year 1999. One customer, based primarily in the United States, accounted for 10% of total accounts receivable outstanding as of January 1, 1999.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Information required by this Item is provided in Note 10 ("Contingencies") to the Condensed Consolidated Financial Statements.

ITEM 5. OTHER INFORMATION

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

  The Company operates in five principal operating segments, which are research and development, services, semiconductor equipment manufacturing and product sales for Japan, Korea and Rest of World. These operating segments were determined based upon the nature of products and services provided as well as the geographic areas served and the Company's management structure. The Company has three reportable segments: Product Segment, Services Segment, and Research and Development Segment, which includes royalties on licensing of intellectual property. The accounting policies of the business segments are the same as those in all parts of the Company.

  Operating Segment and Geographic Information for the first quarter of fiscal year 2000 and the comparative first quarter of fiscal year 1999 are contained in "PART I FINANCIAL INFORMATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Note 9. Operating Segments and Geographic Information." Operating Segment and Geographic Information for all quarters of fiscal year 1999 follow.

                              Operating Segments
                             (Dollars in millions)

                                                   Fiscal Year 1999
                                         -------------------------------------
                                          First  Second   Third  Fourth  Total
   Operating Segment                     Quarter Quarter Quarter Quarter Year
   -----------------                     ------- ------- ------- ------- -----
   Revenue
    Product Segment.....................  $ 37    $ 42    $ 55    $ 72   $206
    Services Segment....................    10      10       7      10     37
    Research and Development Segment....     1       1       2      25     29
    Corporate and Unallocated...........   --      --      --      --     --
                                          ----    ----    ----    ----   ----
     Total Revenue......................  $ 48    $ 53    $ 64    $107   $272
                                          ----    ----    ----    ----   ----
   Gross Profit
    Product Segment.....................  $ 18    $ 18    $ 31    $ 37   $104
    Services Segment....................     3       4       1       2     10
    Research and Development Segment....     1       1       2      25     29
    Corporate and Unallocated...........   (10)    (19)    (12)    (13)   (54)
                                          ----    ----    ----    ----   ----
     Total gross profit.................  $ 12    $  4    $ 22    $ 51   $ 89
                                          ----    ----    ----    ----   ----

  The Company primarily measures segment profitability based upon gross profit excluding costs for warranty, installation and other unallocated costs of goods sold. These unallocated costs are included in the "Corporate and Unallocated" row above. Other than depreciation and amortization for the Research and Development Segment, which was $1.1 million in the first quarter of fiscal year 1999, and $1.0 million in each of the following quarters, the Company does not have the other information about Profit or Loss and Assets that are included in the measure of segment profit or loss or segment assets. These other disclosures for reportable segments are impracticable to determine for each segment above.

                            Geographic Information
                             (Dollars in millions)

                                                    Fiscal year 1999
                                          -------------------------------------
                                           First  Second   Third  Fourth  Total
                                          Quarter Quarter Quarter Quarter Year
                                          ------- ------- ------- ------- -----
   United States.........................  $ 41    $ 49    $ 61    $104   $255
   International.........................    18      23      30      40    111
   Eliminations & Other..................   (11)    (19)    (27)    (37)   (94)
                                           ----    ----    ----    ----   ----
     Total...............................  $ 48    $ 53    $ 64    $107   $272
                                           ----    ----    ----    ----   ----

  Total sales above is based on the location of the operation furnishing goods and services. International sales based on final destination of products sold are $26 million, $34 million, $44 million and $56 million for the first, second, third and fourth quarters of fiscal year 1999, respectively. Total international sales in fiscal year 1999 were $161 million. Because a substantial portion of the Company's sales are derived from the sales of products manufactured in the United States, long-lived assets located outside the United States are less than 10% of total assets.

  For fiscal 1999, revenue of the Company from customers in the United States, Europe and Asia were approximately 41%, 20% and 39%, respectively, of the Company's total revenue.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

 Exhibit No.        Description
 -----------        -----------
      27     Financial Data Schedule.

    (b) Reports on form 8-K:

    The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

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

                                          Varian Semiconductor Equipment
                                          Associates, Inc.
                                           Registrant

Date: February 8, 2000                    By:    /s/ Ernest L. Godshalk III
                                             ----------------------------------
                                                  Ernest L. Godshalk III
                                            Vice President and Chief Financial
                                                          Officer
                                               (Principal Financial Officer)

Date: February 8, 2000                    By:      /s/ Seth H. Bagshaw
                                             ----------------------------------
                                                      Seth H. Bagshaw
                                               Vice President and Corporate
                                                        Controller
                                              (Principal Accounting Officer)

                               INDEX OF EXHIBITS

 Exhibit No.        Description
 -----------        -----------
      27     Financial Data Schedule.