Form 10-Q
period 2000-03-31
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2000-05-15
CIK 1079023

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the transition period from      to

                        Commission File Number 0-25395

                               ----------------

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.
            (Exact name of Registrant as Specified in its Charter)

              Delaware                                 77-0501994
    (State or Other Jurisdiction          (IRS Employer Identification Number)
  of Incorporation or Organization)


      35 Dory Road, Gloucester,                           01930
            Massachusetts                              (Zip Code)

   (Address of principal executive
              offices)

                                (978) 282-2000
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of the registrant's common stock outstanding as of May 1, 2000 was 31,711,821 shares of $0.01 par value common stock.

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
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                             Fiscal Three Months Ended  Fiscal Six Months Ended
                             -------------------------  -----------------------
                              March 31,     April 2,     March 31,   April 2,
                                 2000         1999         2000        1999
                             ------------ ------------  ----------- -----------
Revenue
  Product revenue..........  $    141,590 $     42,186  $   238,605 $    78,763
  Service revenue..........        12,509       10,123       24,477      19,854
  Royalties................         2,114          896        2,924       1,943
                             ------------ ------------  ----------- -----------
    Total revenue..........       156,213       53,205      266,006     100,560
                             ------------ ------------  ----------- -----------
Operating Costs and
 Expenses
  Cost of product and
   service revenue.........        96,109       49,431      165,875      84,626
  Research and
   development.............        10,818       10,492       21,986      18,209
  Marketing, general and
   administrative..........        24,030       18,191       45,511      32,969
  Restructuring costs......           --         2,688          --        2,688
                             ------------ ------------  ----------- -----------
    Total operating costs
     and expenses..........       130,957       80,802      233,372     138,492
                             ------------ ------------  ----------- -----------
Operating earnings (loss)..        25,256      (27,597)      32,634     (37,932)
  Other income.............         2,700          --         2,700         --
  Interest income..........           789          --         1,562         --
                             ------------ ------------  ----------- -----------
Earnings (loss) before
 taxes.....................        28,745      (27,597)      36,896     (37,932)
  Income tax provision
   (benefit) on earnings
   (loss)..................        10,060       (8,382)      12,913     (12,020)
                             ------------ ------------  ----------- -----------
Net earnings (loss)........  $     18,685 $    (19,215) $    23,983 $   (25,912)
                             ============ ============  =========== ===========
  Weighted average shares
   outstanding--basic......        31,066       30,423       30,810      30,423
                             ============ ============  =========== ===========
  Weighted average shares
   outstanding--diluted....        33,730       30,423       33,298      30,423
                             ============ ============  =========== ===========
  Net earnings (loss) per
   share--basic............  $       0.60 $      (0.63) $      0.78 $     (0.85)
                             ============ ============  =========== ===========
  Net earnings (loss) per
   share--diluted..........  $       0.55 $      (0.63) $      0.72 $     (0.85)
                             ============ ============  =========== ===========

     See accompanying notes to condensed consolidated financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)

                                                March 31, 2000 October 1, 1999
                                                -------------- ---------------
                                                 (Unaudited)

                    ASSETS
Current Assets
Cash and cash equivalents......................    $ 96,756       $ 65,968
Restricted cash................................         --           1,000
Accounts receivable, net.......................     114,224        100,497
Inventories, net...............................     101,868         70,437
Deferred taxes.................................      33,515         32,536
Other current assets...........................       4,739          2,887
                                                   --------       --------
  Total Current Assets.........................     351,102        273,325
                                                   --------       --------
Property, plant and equipment..................      95,110         92,364
Accumulated depreciation and amortization......     (56,417)       (54,066)
                                                   --------       --------
Net property, plant and equipment..............      38,693         38,298
Other assets...................................      19,783         22,521
                                                   --------       --------
  Total Assets.................................    $409,578       $334,144
                                                   ========       ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable..................................    $  5,580       $  5,523
Accounts payable...............................      49,606         30,709
Accrued expenses...............................      88,979         76,455
Product warranty...............................      18,643         15,899
Advance payments from customers................       6,450          4,212
                                                   --------       --------
  Total Current Liabilities....................     169,258        132,798
Long-term accrued expenses.....................       7,376          7,176
Deferred taxes.................................       1,216            985
                                                   --------       --------
  Total Liabilities............................     177,850        140,959
                                                   --------       --------
Contingencies (Note 10)
Stockholders' Equity
Preferred stock, par value $.01; authorized
 5,000,000 shares, issued none.................         --             --
Common stock, par value $.01; authorized
 150,000,000 shares, issued and outstanding
 31,596,567 at March 31, 2000 and 30,474,492 at
 October 1, 1999...............................         316            305
Capital in excess of par value.................     194,724        180,175
Retained earnings..............................      36,688         12,705
                                                   --------       --------
  Total Stockholders' Equity...................     231,728        193,185
                                                   --------       --------
  Total Liabilities and Stockholders' Equity...    $409,578       $334,144
                                                   ========       ========

     See accompanying notes to condensed consolidated financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                       Fiscal Six Months Ended
                                                       -----------------------
                                                        March 31,     April 2,
                                                           2000         1999
                                                       ------------  -----------
Operating Activities
Net cash provided by (used in) operating activities..  $    24,366   $   (12,634)
                                                       -----------   -----------
Investing Activities
Purchase of property, plant and equipment............       (8,352)       (1,421)
Proceeds from disposal of fixed assets...............        1,308           --
                                                       -----------   -----------
Net cash used in investing activities................       (7,044)       (1,421)
                                                       -----------   -----------
Financing Activities
Net transfers from Varian Associates, Inc............          --        114,344
Proceeds from issue of common stock..................       13,868           --
Proceeds from issue of notes payable.................          117           --
Restricted cash......................................        1,000        (5,500)
                                                       -----------   -----------
Net cash provided by financing activities............       14,985       108,844
                                                       -----------   -----------
Effects of exchange rate changes on cash.............       (1,519)         (832)
                                                       -----------   -----------
Net increase in cash and cash equivalents............       30,788        93,957
Cash and cash equivalents at beginning of period.....       65,968           --
                                                       -----------   -----------
Cash and cash equivalents at end of period...........  $    96,756   $    93,957
                                                       ===========   ===========
Detail of net cash provided by (used in) Operating
 Activities:
  Net earnings (loss)................................  $    23,983   $   (25,912)
  Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization....................        6,220         5,544
    Provision for doubtful accounts..................          326           --
    Compensatory stock option expense................          692           --
    Deferred taxes...................................         (754)       (8,774)
  Changes in assets and liabilities:
    Accounts receivable..............................      (11,885)        9,015
    Inventories......................................      (29,655)        7,507
    Other current assets.............................       (1,852)          161
    Accounts payable.................................       18,869         2,860
    Accrued expenses.................................       12,332          (512)
    Product warranty.................................        2,523        (6,328)
    Advance payments from customers..................        1,970         1,200
    Long term accrued expenses.......................          200         1,100
    Other............................................        1,397         1,505
                                                       -----------   -----------
Net cash provided by (used in) Operating Activities..  $    24,366   $   (12,634)
                                                       ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Interim Condensed Consolidated Financial Statements

  These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the report on Form 10-K filed by Varian Semiconductor Equipment Associates, Inc. ("VSEA" or the "Company") with the Securities and Exchange Commission for the fiscal year ended October 1, 1999. In the opinion of the Company, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the three and six months ended March 31, 2000 are not necessarily indicative of the results to be expected for a full year or for any other period.

Note 2. Basis of Presentation

  The interim condensed consolidated financial statements of the Company generally reflect the financial position, results of operations and cash flows of the Company as of and for the three and six months fiscal periods ending March 31, 2000. The interim condensed consolidated financial statements as of and for the three and six months fiscal periods ending April 2, 1999, reflect operations when the Company's business was operated as the Semiconductor Equipment Business ("SEB"), a part of the former Varian Associates, Inc. ("VAI").

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

  Certain items have been reclassified from prior year items to conform to current year presentation.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

Note 3. Earnings Per Share

  Basic earnings (loss) per share is calculated based on net earnings (loss) and the weighted-average number of shares outstanding during the reporting period. The weighted-average number of shares outstanding for the three and six month periods ended March 31, 2000 was 31,065,519 and 30,810,469, respectively. The weighted-average number of shares outstanding on and before April 2, 1999 was assumed to be the number of shares outstanding on April 2, 1999, immediately following the Distribution. Diluted earnings (loss) per share is calculated based on net earnings (loss) and the sum of the weighted-average number of shares outstanding during the reporting period and the number of potential common shares (when dilutive). For purposes of the diluted earnings (loss) per share calculation, the additional shares issuable upon exercise of stock options were determined using the treasury stock method based on the number of replacement options issuable immediately following the Distribution.

  A reconciliation of the numerator and denominator used in the earnings
(loss) per share calculations is presented as follows:

                                            Fiscal                Fiscal
                                      Three Months Ended     Six Months Ended
                                     ---------------------  ------------------
                                     March 31,  April 2,    March 31, April 2,
                                        2000      1999        2000      1999
                                     ---------- ----------  --------- --------
   Numerator (in thousands of
    dollars):
   Net earnings (loss).............   $  18,685 $  (19,215)  $23,983  $(25,912)
   Denominator (in thousands):
   Denominator for basic earnings
    (loss) per share--
     Weighted average shares
      outstanding..................      31,066     30,423    30,810    30,423
   Effect of dilutive securities:
   Stock options...................       2,664        --      2,488       --
                                      --------- ----------   -------  --------
   Denominator for diluted earnings
    (loss) per share...............      33,730     30,423    33,298    30,423
                                      ========= ==========   =======  ========
   Basic earnings (loss) per
    share..........................   $    0.60 $    (0.63)  $  0.78  $  (0.85)
                                      ========= ==========   =======  ========
   Diluted earnings (loss) per
    share..........................   $    0.55 $    (0.63)  $  0.72  $  (0.85)
                                      ========= ==========   =======  ========

  All potential common shares were excluded from the computation of diluted loss per share for the three and six month periods ending April 2, 1999 as their effect was anti-dilutive. For the three and six month periods ending March 31, 2000, options to purchase 596,885 common shares at a weighted average exercise price of $52.63 were excluded from the computation due to their exercise price exceeding the market value of the underlying common stock.

Note 4. Inventories

  The components of inventories are as follows (in millions):

                                                           March 31, October 1,
                                                             2000       1999
                                                           --------- ----------
   Raw materials and parts................................  $ 54.5     $36.7
   Work in process........................................    37.0      23.1
   Finished goods.........................................    10.4      10.6
                                                            ------     -----
     Total Inventories....................................  $101.9     $70.4
                                                            ======     =====

  If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $23.9 million at March 31, 2000 and $20.9 million at October 1, 1999.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

Note 5. Notes Payable

  On October 1, 1999, the Company had a 90-day revolving note payable in Japanese Yen amounting to an equivalent of $5.5 million U.S. Dollars at an interest rate of 1.85% per year. In November, 1999, the Company renewed this borrowing for an amount in Japanese Yen equivalent to $5.6 million as of March 31, 2000, for an additional six months at an interest rate of 2.02% per year. The note is unsecured and carries no restrictive covenants. The Company plans to renew this note upon maturity.

Note 6. Stockholders' Equity

  For the six month period ending March 31, 2000, the Company issued 1,122,075 shares of common stock upon the exercise of stock options for an aggregate exercise price of $13.9 million. In addition, the Company recorded $0.7 million of compensation expense for modifications to certain existing stock options.

  As of March 31, 2000, the Company had outstanding options to purchase an aggregate of 5,792,061 shares of its common stock at a weighted average price of $17.51. Of these options, options to purchase an aggregate of 2,406,824 shares at a weighted average price of $14.20 were fully vested and exercisable.

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

 Revenue Recognition in Financial Statements

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition items. The adoption of SAB 101 will be required in the Company's first quarter of the fiscal year 2001. The effects of applying SAB 101 will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company has not yet determined the impact of its implementation on the Company's consolidated financial statements.

 Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25

  In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

Note 8. Operating Segments and Geographic Information

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

                              Operating Segments
                             (Dollars in millions)

  For the three months ended March 31, 2000 and April 2, 1999:

                                                     Research and
                            Product      Services     Development  Corporate and
                            Segment       Segment       Segment     Unallocated        Total
                         ------------- ------------- ------------- --------------  -------------
                         FY2000 FY1999 FY2000 FY1999 FY2000 FY1999 FY2000  FY1999  FY2000 FY1999
                         Qtr 2  Qtr 2  Qtr 2  Qtr 2  Qtr 2  Qtr 2  Qtr 2   Qtr 2   Qtr 2  Qtr 2
                         ------ ------ ------ ------ ------ ------ ------  ------  ------ ------
Revenues................ $141.6 $42.2  $12.5  $10.1   $2.1   $0.9  $  --   $  --   $156.2 $53.2
Gross profit............   77.0  18.6    2.6    3.9    2.1    0.9  (21.6)  (19.6)    60.1   3.8

  For the six months ended March 31, 2000 and April 2, 1999:

                                                     Research and
                            Product      Services     Development  Corporate and
                            Segment       Segment       Segment     Unallocated        Total
                         ------------- ------------- ------------- --------------  -------------
                         FY2000 FY1999 FY2000 FY1999 FY2000 FY1999 FY2000  FY1999  FY2000 FY1999
                          YTD    YTD    YTD    YTD    YTD    YTD    YTD     YTD     YTD    YTD
                         ------ ------ ------ ------ ------ ------ ------  ------  ------ ------
Revenues................ $238.6 $78.8  $24.5  $19.9   $2.9   $1.9  $  --   $  --   $266.0 $100.6
Gross profit............  128.6  36.1    6.9    6.8    2.9    1.9  (38.3)  (28.9)   100.1   15.9

  The Company primarily measures segment profitability based upon gross profit excluding costs for warranty, installation and other unallocated costs of goods sold. These unallocated costs are included in the "Corporate and Unallocated" column above. Other than depreciation and amortization for the Research and Development Segment, which was $1.0 million for the second quarter and $2.0 million for the first six months of fiscal year 2000 and $1.0 million for the second quarter and $2.1 million for the first six months of fiscal year 1999, the Company does not have the other information about Profit or Loss and Assets that are included in the measure of segment profit or loss or segment assets. These other disclosures for reportable segments are impracticable to determine for each segment above.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

                            Geographic Information
                             (Dollars in millions)

        Sales to Unaffiliated Customers (by location of the operation)

                             Fiscal Three Months Ended     Fiscal Six Months Ended
                            ---------------------------- ----------------------------
                            March 31, 2000 April 2, 1999 March 31, 2000 April 2, 1999
                            -------------- ------------- -------------- -------------
   United States...........     $158.2         $50.3         $255.4        $ 91.3
   International...........       57.8          20.5          111.5          40.1
   Eliminations & Other....      (59.8)        (17.6)        (100.9)        (30.8)
                                ------         -----         ------        ------
     Total.................     $156.2         $53.2         $266.0        $100.6
                                ======         =====         ======        ======

  Total sales is based on the location of the operation furnishing goods and services. Because a substantial portion of the Company's sales are derived from the sales of products manufactured in the United States, long-lived assets located outside the United States are less than 10%.

  International sales based on final destination of products sold was $110.9 million, or 71% of total revenue, in the second quarter of fiscal year 2000, compared to $34.5 million, or 65% of total revenue, in the second quarter of fiscal year 1999. For the year to date, international revenue increased to $201.7 million from $60.8 million in the first six months of fiscal year 1999.

  For the second quarter of fiscal year 2000, revenue of the Company from customers in the United States, Europe and Asia were approximately 29%, 25% and 46%, respectively. For the second quarter of fiscal year 1999, revenue from customers in the United States, Europe and Asia were approximately 35%, 23% and 42%, respectively, of the Company's total revenue.

  For the six months period ending March 31, 2000, revenue of the Company from customers in the United States, Europe and Asia were approximately 24%, 26% and 50%, respectively. For the six months period ending April 2, 1999, revenue from customers in the United States, Europe and Asia were approximately 40%, 21% and 39%, respectively, of the Company's total revenues.

  No one customer accounted for revenue in excess of 10% of total revenue in either the second quarter or the first six months of fiscal year 2000 or fiscal year 1999.

Note 9. Contingencies

Environmental Remediation

  In the Distribution Agreement, the Company has agreed to indemnify VMS and IB for one-third of environmental investigation and remediation costs (after adjustment for any insurance proceeds and tax benefits expected to be realized upon the payment of such costs), as further described below.

  VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at eight sites where VAI is alleged to have shipped waste for recycling or disposal. VAI is also involved in environmental investigations and/or remediation work pursuant to environmental laws, generally under the direction of, or in consultation with, federal, state, and/or local agencies at certain current or former VAI facilities. VMS (formerly VAI) expenditures for environmental investigations and remediation work amounted to $1.2 million in the second quarter of fiscal year 2000 and $2.1 million for the first six months of fiscal 2000.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

  For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the probable future costs of such activities. As of March 31, 2000, VMS estimated that the future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $19.8 million to $49.4 million. The time frame over which VMS expects to incur these costs varies at each site and facility, ranging up to approximately 30 years as of March 31, 2000. VMS management believes that no amount in the foregoing range of estimated future costs is more likely to be incurred than any other amount in such range, and therefore, VMS has accrued $19.8 million in estimated environmental costs as of March 31, 2000. This amount accrued by VMS has not been discounted to present value.

  VMS has gained sufficient knowledge to better estimate the scope and costs of future environmental activities at other sites and facilities. As of March 31, 2000, VMS estimated that its aggregate future exposure for environmental-related investigation and remediation costs for these sites ranged from $38.3 million to $65.7 million. The time frame over which these costs are expected to be incurred varies with each site or facility, ranging up to approximately 30 years as of March 31, 2000. As to each of these sites and facilities, management of VMS has determined: (i) that a particular amount within the range of estimated costs better estimates the future environmental liability than any other amount within the range; and (ii) that it may reasonably determine the timing of those future costs. Together, these amounts totaled $39.4 million at March 31, 2000. Accordingly, VMS has accrued $19.6 million, which represents management's best estimate of the future costs discounted at 7%, net of inflation. This accrual is in addition to the $19.8 million described above.

  As of March 31, 2000, the Company's reserve for its portion of environmental liabilities, based upon future environmental related costs estimated by VMS and the Company as of that date and included in long-term and current accrued expenses, is calculated as follows:

                                                           Total     Anticipated
                                             Recurring Non-recurring   Future
      Fiscal Year                              Costs       Costs        Costs
      -----------                            --------- ------------- -----------
                                                    (Dollars in millions)
      2000..................................   $ 0.3       $0.3         $ 0.6
      2001..................................     0.5        0.4           0.9
      2002..................................     0.5        --            0.5
      2003..................................     0.5        --            0.5
      2004..................................     0.5        --            0.5
      Thereafter............................     9.6        0.5          10.1
                                               -----       ----         -----
        Total costs.........................   $11.9       $1.2         $13.1
                                               =====       ====
      Imputed interest......................                             (4.5)
                                                                        -----
        Total reserve.......................                            $ 8.6
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

  The Company believes that its reserves are adequate, but as the scope of the obligations becomes more clearly defined, these reserves may be modified and related charges against earnings may be made. Although any

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)
ultimate liability arising from environmental related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company's financial statements, the likelihood of such an occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental related events, the Company's management believes that the costs of these environmental related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company.

  VMS evaluates its liability for environmental investigation and remediation in light of the liability and financial resources of potentially responsible parties and insurance companies against which VMS believes that it has rights of contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against other parties, including various insurance companies. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. VAI has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of VAI's past and future environmental related expenditures. The Company's share of this receivable is $1.3 million at March 31, 2000. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any estimate of its liability in anticipation of a recovery with respect to claims made against third parties.

Sale of Business

  In June 1997, VAI completed the sale of its Thin Film Systems ("TFS") operations to Novellus Systems, Inc. ("Novellus"). The TFS operation was considered to be part of the SEB and therefore, a product line of the Company. Total proceeds received from the sale of TFS were $145.5 million in cash. The gain on the sale was $33.2 million (net of income taxes of $17.8 million).

  In order to cover, among other items, indemnification obligations, litigation expense, purchase price disputes, retained liabilities, transaction costs, employee terminations, facilities separation costs, and other contingencies, VMS originally recorded a reserve of $51.5 million. As of April 2, 1999 the remaining reserve of $37.6 million was recorded by the Company as a current liability and classifed as an estimated loss contingency. This reserve, which stands at $24.5 million at March 31, 2000, relates to remaining costs associated with pending litigation and indemnity obligations relating to certain patent infringment claims by Applied Materials, Inc. ("Applied Materials"). Purchase price disputes with Novellus arising out of the sale of TFS were resolved in fiscal year 1999 which resulted in an adjustment to the estimated loss contingency of $2.0 million, which was recorded as Other Income in fiscal year 1999.

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

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)
VAI's answer denied infringement and asserted that the Applied Materials patents that are subject to the claims are invalid and that one of the asserted patents is unenforceable. In January, 2000, Applied Materials withdrew its allegation that one of the patents was infringed. In March, 2000, the court declared two of the three asserted claims of another patent to be invalid. The Company believes the court will eventually rule that the third claim is also invalid as a matter of law. VAI also filed a separate suit seeking damages and injunctive relief against Applied Materials contending that certain of Applied Material's business practices violated antitrust laws. That action has been procedurally related to the infringement case and is pending before the same judge. Novellus has filed a complaint against Applied Materials which includes a claim that Applied Materials has infringed three of the patents acquired by Novellus from the Company. Discovery has begun, but no date has been set for completion of discovery.

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

Note 10. Subsequent Event

  The Company closed on a $75 million unsecured Revolving Credit Facility on May 15, 2000. The facility comprises a $15 million 364-Day Facility and a $60 million 3-year Facility. The purpose of this facility is to provide funds for working capital and for general corporate purposes. Borrowings are limited to the lesser of $75 million or the sum of a percentage of certain eligible receivables and inventory, and bear interest at LIBOR or a defined bank rate approximating prime, plus an applicable margin. There are no borrowings currently outstanding.

  The facility contains certain financial and other restrictive covenants, including maintaining a leverage ratio, fixed charge ratio and quick ratio within defined limits, capital expenditures within defined ranges, and maintaining profitable operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The condensed consolidated interim financial statements of Varian Semiconductor Equipment Associates, Inc., ("VSEA" or the "Company") are unaudited and generally reflect the results of operations, financial position and cash flows of the Company for the three and six month periods ending March 31, 2000.

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

  The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this quarterly report and the audited combined financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations in the Company's report on Form 10-K filed with the Securities and Exchange Commission on December 30, 1999 and the Company's report on Form 10 filed on February 12, 1999, as amended on March 8, 1999.

Results of Operations

 Three Months Ended March 31, 2000 Compared to Three Months Ended April 2,
1999.

  Revenue. The Company's strong revenue growth continued into the second quarter of fiscal year 2000. Total revenue increased by 194% from $53.2 million to $156.2 million for the quarter ended March 31, 2000 compared to the quarter ended April 2, 1999. This increase in revenue was primarily due to continuing strong demand for the Company's products, as the semiconductor industry recovery that started in the second half of fiscal year 1999 continued into fiscal year 2000. The trend has shown revenue increasing consistently, quarter after quarter, since the fourth quarter of fiscal year 1998. At $156.2 million, revenue for the second quarter of fiscal year 2000, increased 42% above revenue for the first quarter of fiscal year 2000.

  Service revenue in the second quarter of fiscal year 2000 was $12.5 million, 24% higher than service revenue of $10.1 million in the second quarter of fiscal year 1999. The increase was primarily due to an increase in demand for semiconductor devices, which increased the demand for services to enhance the utilization of existing ion implant systems, as well as new service contracts for more recent systems sales.

  Royalty revenue of $2.1 million in the second quarter of fiscal year 2000 increased 133% compared to royalty revenue of $0.9 million in the second quarter of fiscal year 1999. Royalties received in the second quarter of fiscal year 2000 included the first quarterly payment under the licensing agreement with Tokyo Electron Ltd., announced in October, 1999.

  International revenue was $110.9 million, or 71% of total revenue, in the second quarter of fiscal year 2000, compared to $34.5 million, or 65% of total revenue, in the second quarter of fiscal year 1999. The Company's North American revenue increased by $26.6 million to $45.3 million in the second quarter of fiscal year 2000, from $18.7 million in the second quarter of fiscal year 1999. European region revenue increased by $26.4 million, from $12.3 million for the second quarter of fiscal year 1999 to $38.7 million in the second quarter of fiscal year 2000.

  In the second quarter of fiscal year 2000, aggregate revenue of $72.2 million from Taiwan, Japan, Korea and the Pacific Rim, represented 46% of total revenue in the second quarter of fiscal year 2000, compared to aggregate revenue of $22.2 million in the second quarter of fiscal year 1999, which represented 42% of total revenue. Taiwan sales continued to be particularly strong. Taiwan sales of $39.0 million represented 25% of total revenue in the second quarter of fiscal year 2000, compared to approximately 13% of total revenue in the second quarter of fiscal year 1999.

  Gross Profit. The Company's gross profit of $60.1 million in the second quarter of fiscal year 2000 increased compared with gross profit of $3.8 million for the second quarter of fiscal year 1999, after recording non-recurring charges of $5.9 million in the second quarter of fiscal year 1999, resulting from the realignment of product offerings, including writing down inventory of associated with a discontinued product line. The cost of revenue for the second quarter of fiscal year 2000 was $96.1 million, resulting in a gross margin of 38.5% on revenues of $156.2 million, compared with cost of revenue of $43.5 million for the second quarter of the fiscal year 1999, (excluding the $5.9 million of non-recurring charges) for a gross margin of 18.2% on revenues of $53.2 million. Margins in the second quarter of fiscal year 2000 at 38.5% continued to show further improvement from 36.5% for the first quarter of fiscal year 2000. The improvement was mainly due to improved capacity utilization due to increased manufacturing activity, offset by the costs of initial training and other product and volume-driven costs to respond to the increased demand for the Company's products.

  Research and development. Research and development expenses were $10.8 million for the second quarter of fiscal year 2000, equivalent to 6.9% of total revenue, and were 21% above the research and development expenses of $8.9 million (excluding $1.6 million of one time charges), equivalent to 17% of total revenue for the second quarter of fiscal year 1999. Research and development expense in the second quarter of fiscal year 1999 included $1.6 million in charges associated with the discontinuance of a parallel product development research contract following the acquisition in July 1998 of the high-energy ion implantation equipment product line. Research and development expenses as a percentage of revenue decreased because of the large increase in total revenue over the comparable periods. The Company continues to invest in new product development.

  Marketing, General and Administrative. Marketing, general and administrative expenses of $24.0 million, or 15.4% of total revenue, in the second quarter of fiscal year 2000 were 32% above the level of marketing, general and administrative expenses of $18.2 million, or 34% of total revenue, in the second quarter of fiscal year 1999. Marketing, general and administrative expenses in the second quarter of fiscal year 1999 included $1.5 million in one-time costs resulting from the consolidation and reorganization activities, including office and employee relocations. The increase in expenses in the second quarter of fiscal year 2000 was due in part to the increase in sales and marketing activity and costs associated with operating as an independent public company.

  Restructuring. There were no restructuring costs recorded in the second quarter of fiscal year 2000. In the second quarter of fiscal year 1999, the Company recorded restructuring costs of $2.7 million, which included $1.4 million resulting from the cancellation of plans for expansion of manufacturing facilities in the United States and Japan and $1.3 million to cover the termination costs for a reduction in workforce of 69 employees (approximately 5% of worldwide VSEA employment, at that time).

  Other Income. During the second quarter of fiscal year 2000, the Company recorded other income of $2.7 million, (equivalent to $0.05 per diluted share) resulting from payment to resolve a dispute relating to the acquisition of a product line which occurred in a prior fiscal year. There was no other income recorded in the second quarter of fiscal year 1999.

  Interest Income. During the second quarter of fiscal year 2000, the Company earned $0.8 million in interest income. This income was earned primarily on short term investments. Interest income did not accrue to the Company in the second quarter of fiscal year 1999.

  Net Earnings Before Taxes. During the second quarter of fiscal year 2000, the Company recognized pretax earnings of $28.7 million, equivalent to 18.4% of total revenue. For the second quarter of fiscal year 1999, the Company incurred a pre-tax loss of $27.6 million.

  Taxes on Earnings. The Company recorded a tax provision of $10.1 million on earnings in the second quarter of fiscal year 2000 compared to a tax benefit of $8.4 million in the second quarter of fiscal year 1999. The effective income tax rate was 35.0% in the second quarter of fiscal year 2000, compared to 30.4% income tax benefit in the second quarter of fiscal year 1999.

  Net Earnings. Net earnings were $18.7 million, or $0.55 per diluted share, for the second quarter of fiscal year 2000, compared to a net loss of $19.2 million, or $0.63 loss per share, during the second quarter of fiscal year 1999. The increase in net earnings primarily reflects the growth in revenues in fiscal year 2000, and the other factors described above.

 Six Months Ended March 31, 2000 Compared to Six Months Ended April 2, 1999.

  Revenue. The Company's revenue for the first six months of fiscal year 2000 increased by 164% from $100.6 million to $266.0 million compared to the six months ended April 2, 1999. This increase in revenue was primarily due to increasingly strong demand for the Company's products, as the semiconductor industry recovery that started in the second half of fiscal year 1999 continued into fiscal year 2000.

  Service revenue in the first half of fiscal year 2000 was $24.5 million, 23% higher than service revenue of $19.9 million in the first half of fiscal year 1999. The increase was primarily due to the underlying demand for semiconductor devices, which increases the demand for services to enhance the utilization of existing ion implant systems, as well as new service contracts for more recent systems sales.

  Royalty revenue of $2.9 million in the first half of fiscal year 2000 was 53% higher than royalty revenue of $1.9 million in the first first half of fiscal year 1999. Royalties in the first half of fiscal year 2000, included the first quarterly payment under the technology licensing agreement with Tokyo Electron Ltd., as previously announced.

  International revenue was $201.7 million, or 76% of total revenue, in the first half of fiscal year 2000, an increase of 232% from international revenue of $60.8 million, or 60% of total revenue, in the first half of fiscal year 1999. The Company's North American (primarily U.S.) revenue increased by 62% to $64.3 million for the first half of fiscal year 2000 from $39.7 million for the first half of fiscal year 1999. The European region revenue increased by 216% to $68.3 million for the first half of fiscal year 2000 from $21.6 million in the first half of fiscal year 1999.

  The aggregate revenue of $133.4 million from Taiwan, Japan, Korea and the Pacific Rim, which represented 50% of total revenue in the first half of fiscal year 2000, increased by 240% from $39.2 million, or 39% of total revenue in the first half of fiscal year 1999. Taiwan was particularly strong, increasing by 507% from $11.6 million in the first half of fiscal year 1999 to $70.4 million in the first half of fiscal year 2000, representing 26% of total revenue, up from approximately 12% of total revenue in the first half of fiscal year 1999.

  Gross Profit. The Company's gross profit was $100.1 million in the first half of fiscal year 2000 compared to gross profit of $21.8 million for the first half of fiscal year 1999, before non-recurring charges in 1999 of $5.9 million resulting from the realignment of product offerings, including writing down inventory of associated with a discontinued product line. The cost of revenue for the first half of fiscal year 2000 was $165.9 million, resulting in a gross margin of 37.6% on revenues of $266.0 million, compared with cost of revenue of $78.7 million for the first half of fiscal year 1999, (before the $5.9 million of non-recurring charges) for a gross margin of 21.7% on revenues of $100.6 million. The increase in gross margin was mainly due to improved capacity utilization due to increased manufacturing activity, offset by the costs of initial training and other product and volume-driven costs to respond to the increased demand for the Company's products.

  Research and development. Research and development expenses were $22.0 million for the first half of fiscal year 2000, or 8.3% of total revenue, and were 21% above the research and development expenses of $18.2 million, or 18% of total revenue for the first half of fiscal year 1999. Research and development expense in the first half of fiscal year 1999 included $1.6 million in charges associated with the discontinuance of a parallel product development research contract following the acquisition in July 1998 of the high-energy ion implantation equipment product line. Research and development expenses as a percentage of revenue also decreased because of the large increase in total revenue over the comparable periods. The Company continues to invest in new product development.

  Marketing, General and Administrative. Marketing, general and administrative expenses of $45.5 million, or 17.1% of total revenue, in the first half of fiscal year 2000 and were 38% above the level of marketing, general and administrative expenses of $33.0 million, or 33% of total revenue, in the first half of fiscal year 1999. Marketing, general and administrative expenses in the first half of fiscal year 1999 included $1.5 million in one-time costs resulting from the consolidation and reorganization activities, including office and employee relocations. The higher expense in the first half of fiscal year 2000 was also due in part to the increase in sales and marketing activity and costs associated with being an independent public company.

  Restructuring. There were no restructuring costs recorded in the first half of fiscal year 2000. In the first half of fiscal year 1999, the Company recorded restructuring costs of $2.7 million, which included $1.4 million resulting from the cancellation of plans for expansion of manufacturing facilities in the United States and Japan and $1.3 million to cover the termination costs for a reduction in workforce of 69 employees (approximately 5% of worldwide VSEA employment at that time).

  Other Income. During the first half of fiscal year 2000, the Company recorded other income of $2.7 million, (equivalent to $0.05 per diluted share, net of tax) resulting from payment to resolve a dispute relating to the acquisition of a product line which occurred in a prior fiscal year. There was no other income recorded in the first half of fiscal year 1999.

  Interest Income. During the first half of fiscal year 2000, the Company earned $1.6 million in interest income. This income was earned primarily on short term investments. Interest income did not accrue to the Company in the first half of fiscal year 1999.

  Net Earnings Before Taxes. During the first half of fiscal year 2000 the Company recognized pretax earnings of $36.9 million, equivalent to 13.9% of total revenue. For the first half of fiscal year 1999 the Company incurred a pre-tax loss of $37.9 million.

  Taxes on Earnings. VSEA recorded a tax provision of $12.9 million on earnings in the first half of fiscal year 2000 compared with a tax benefit of $12.0 million in the first half of fiscal year 1999. The effective income tax rate was 35.0% in the first half of fiscal year 2000, compared to 31.7% in the first half of fiscal year 1999.

  Net Earnings. Net earnings were $24.0 million, or $0.72 per diluted share, for the first half of fiscal year 2000, compared with a net loss of $25.9 million, or $0.85 loss per share, during the first half of fiscal year 1999. The increase in net earnings primarily reflects the growth in revenues in fiscal year 2000, and the other factors described above.

Liquidity and Capital Resources

  Pursuant to the Distribution Agreement, as of April 2, 1999, the Company received a cash contribution from VAI such that VSEA's cash and cash equivalents equaled $94.5 million, restricted cash totaling $5.5 million and its consolidated debt, consisting of notes payable, was $5.0 million. The Distribution Agreement provided for the Company to receive $100 million in cash or cash equivalents as of April 2, 1999, and such cash and cash equivalents were expected to represent the Company's principal source of liquidity for the foreseeable future.

  During the first six months of fiscal year 2000, the Company generated $24.4 million of cash from operations compared to using $12.6 million of cash in operations during the first six months of fiscal year 1999. In addition to earnings of $24.0 million, cash was provided during the first half of fiscal year 2000 from increases in accounts payable and accrued expenses of $18.9 million and $12.3 million, respectively, offset by additions to inventory of $29.7 million to respond to the increased demand for products, and $11.9 million in increased receivables from higher sales.

  During the first six months of fiscal year 2000, the Company used $7.0 million in investing activities, primarily for purchase of property, plant and equipment, and generated $15.0 million in financing activities, primarily from stock options exercised.

  On May 15, 2000, the Company closed on a $75 million unsecured three-year Revolving Credit Facility. The facility comprises a $15 million 364-Day Facility and a $60 million 3-year Facility. The purpose of this facility is to provide funds for working capital and for general corporate purposes. Borrowings are limited to the lesser of $75 million or the sum of a percentage of certain eligible receivables and inventory, and bear interest at LIBOR or a defined bank rate approximating prime, plus an applicable margin. There are no borrowings currently outstanding.

  The facility contains certain financial and other restrictive covenants, including maintaining a leverage ratio, fixed charge ratio and quick ratio within defined limits, capital expenditures within defined ranges, and maintaining profitable operations.

  The Company's liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, the Company's management believes that cash generated from operations, together with available cash at March 31, 2000 and the Company's borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the business.

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

  VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at eight sites where VAI is alleged to have shipped waste for recycling or disposal. VAI is also involved in environmental investigations and/or remediation work pursuant to environmental laws, generally under the direction of, or in consultation with, federal, state, and/or local agencies at certain current or former VAI facilities. VMS (formerly VAI) expenditures for environmental investigations and remediation work amounted to $1.2 million in the second quarter and $2.1 million for the first six months of fiscal 2000.

  For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the probable future costs of such activities. As of March 31, 2000, VMS estimated that the future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $19.8 million to $49.4 million. The time frame over which VMS expects to incur these costs varies at each site and facility, ranging up to approximately 30 years as of March 31, 2000. VMS management believes that no amount in the foregoing range of estimated future costs is more likely to be incurred than any other amount in such range, and therefore, VMS has accrued $19.8 million in estimated environmental costs as of March 31, 2000. This amount accrued by VMS has not been discounted to present value.

  VMS has gained sufficient knowledge to better estimate the scope and costs of future environmental activities at other sites and facilities. As of March 31, 2000, VMS estimated that its aggregate future exposure for environmental-related investigation and remediation costs for these sites ranged from $38.3 million to $65.7 million. The time frame over which these costs are expected to be incurred varies with each site or facility, ranging up to approximately 30 years as of March 31, 2000. As to each of these sites and facilities, management of VMS has determined: (i) that a particular amount within the range of estimated costs better estimates the future environmental liability than any other amount within the range; and (ii) that it may reasonably determine the timing of those future costs. Together, these amounts totaled $39.4 million at March 31, 2000. Accordingly, VMS has accrued $19.6 million, which represents management's best estimate of the future costs discounted at 7%, net of inflation. This accrual is in addition to the $19.8 million described above.

  The Company recorded $8.6 million as its portion of the foregoing estimated future costs for environmental liability of VMS as of March, 2000. The foregoing amounts are only estimates of anticipated future environmental related costs, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites and facilities involved. VMS anticipates that most of these cost ranges will narrow as investigation and remediation activities progress.

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

  VMS evaluates its liability for environmental investigation and remediation in light of the liability and financial resources of potentially responsible parties and insurance companies against which VMS believes that it has rights of contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against other parties, including various insurance companies. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. VAI has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of VAI's past and future environmental-related expenditures. The Company's share of this receivable is $1.2 million at March 31, 1999. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any estimate of its liability in anticipation of a recovery with respect to claims made against third parties.

Year 2000

Transition to the Year 2000

  The Company has not experienced any material problems with its internal information, networking and telecommunications systems, its software and computer systems or its critical suppliers resulting from the inability of computer-controlled systems to recognize the Year 2000 date change. Although the transition from 1999 to 2000 has passed and the Company believes that all of the products it currently sells are Year 2000 capable, this conclusion is based in part on Year 2000 assurances or warranties from suppliers of computer programs and non-IT systems which are integrated into or sold with the Company's current products. Where the Company had identified previously sold products that are not Year 2000 capable, the Company has substantially completed developing upgrades or retrofits, identifying corrective measures which its customers could undertake, or identifying for its customers other suppliers of upgrades or retrofits. Total costs incurred and expected to be incurred are not significant.

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

 Revenue Recognition in Financial Statements

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition items. The adoption of SAB 101 will be required in the Company's first quarter of the fiscal year 2001. The effects of applying SAB 101 will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company has not yet determined the impact of its implementation on the Company's consolidated financial statements.

 Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25

  In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's Financial position or results of operations.

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

  There have been no material changes in information reported under "Market Risk" in the Company's report on Form 10-K filed with the Securities and Exchange Commission on December 30, 1999.

Concentration of Risk

  During the second quarter and first half of fiscal year 2000, no one customer accounted for 10% or more of total revenue. No one customer accounted for 10% of revenue in the second quarter or first half of fiscal year 1999.

  As of March 31, 2000, three customers each accounted for 11% of the total accounts receivable. At the end of the second quarter of fiscal year 1999, one customer, at 17.5%, exceeded 10% of the total accounts receivable.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Information required by this Item is provided in Note 9 ("Contingencies") to the Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits:

 Exhibit
   No.          Description
 -------        -----------
 27      Financial Data Schedule.

  (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Varian Semiconductor Equipment
                                      Associates, Inc.
                                     Registrant

                                     By: /s/ Ernest L. Godshalk, III
                                         --------------------------------------
                                                Ernest L. Godshalk, III
                                          Vice President and Chief Financial
                                                        Officer
                                             (Principal Financial Officer)

Date: May 15, 2000

                                     By: /s/ Seth H. Bagshaw
                                         --------------------------------------
                                                    Seth H. Bagshaw
                                             Vice President and Corporate
                                                      Controller
                                            (Principal Accounting Officer)

Date: May 15, 2000

                               INDEX OF EXHIBITS

 Exhibit
   No.          Description
 -------        -----------
  27     Financial Data Schedule.