Form 10-Q
period 2000-06-30
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2000-08-02
CIK 1079023

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

                 For the quarterly period ended June 30, 2000

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the transition period from      to

                        Commission File Number 0-25395

                               ----------------

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.
            (Exact name of Registrant as Specified in its Charter)

              Delaware                                 77-0501994
                                          (IRS Employer Identification Number)
    (State or Other Jurisdiction
  of Incorporation or Organization)

      35 Dory Road, Gloucester,                           01930
            Massachusetts
                                                       (Zip Code)
   (Address of principal executive
              offices)

                                (978) 282-2000
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of the registrant's common stock outstanding as of July 28, 2000 was 32,028,784 shares of $0.01 par value common stock.

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

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                             Fiscal Three       Fiscal Nine
                                             Months Ended      Months Ended
                                           ----------------  -----------------
                                           June 30, July 2,  June 30, July 2,
                                             2000    1999      2000     1999
                                           -------- -------  -------- --------
Revenue
  Product revenue......................... $177,619 $55,299  $416,224 $134,062
  Service revenue.........................   11,481   6,970    35,958   26,824
  Royalties...............................    3,697   1,578     6,621    3,521
                                           -------- -------  -------- --------
    Total revenue.........................  192,797  63,847   458,803  164,407
                                           -------- -------  -------- --------
Operating Costs and Expenses
  Cost of product and service revenue.....  116,642  41,926   282,517  126,552
  Research and development................   11,986   9,312    33,972   27,521
  Marketing, general and administrative...   24,873  18,750    70,384   51,719
  Restructuring costs.....................      --      --        --     2,688
                                           -------- -------  -------- --------
    Total operating costs and expenses....  153,501  69,988   386,873  208,480
                                           -------- -------  -------- --------
Operating earnings (loss).................   39,296  (6,141)   71,930  (44,073)

  Other income............................      --      --      2,700      --
  Interest income.........................    1,533   1,157     3,095    1,157
                                           -------- -------  -------- --------
Earnings (loss) before taxes..............   40,829  (4,984)   77,725  (42,916)
  Income tax provision (benefit) on
   earnings (loss)........................   13,168  (1,580)   26,081  (13,600)
                                           -------- -------  -------- --------
Net earnings (loss)....................... $ 27,661 $(3,404) $ 51,644 $(29,316)
                                           ======== =======  ======== ========

  Weighted average shares outstanding--
   basic..................................   31,812  30,423    31,144   30,423
                                           ======== =======  ======== ========
  Weighted average shares outstanding--
   diluted................................   34,245  30,423    33,482   30,423
                                           ======== =======  ======== ========
  Net earnings (loss) per share--basic.... $   0.87 $ (0.11) $   1.66 $  (0.96)
                                           ======== =======  ======== ========
  Net earnings (loss) per share--diluted.. $   0.81 $ (0.11) $   1.54 $  (0.96)
                                           ======== =======  ======== ========

     See accompanying notes to condensed consolidated financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)

                                                  June 30, 2000 October 1, 1999
                                                  ------------- ---------------
                                                   (Unaudited)
                     ASSETS
Current Assets
Cash and cash equivalents........................   $ 78,881       $ 65,968
Restricted cash..................................        --           1,000
Accounts receivable, net.........................    158,185        100,497
Inventories, net.................................    115,471         70,437
Deferred taxes...................................     29,733         32,536
Other current assets.............................      7,138          2,887
                                                    --------       --------
  Total Current Assets...........................    389,408        273,325
                                                    --------       --------
Property, plant and equipment....................    100,963         92,364
Accumulated depreciation and amortization........    (58,075)       (54,066)
                                                    --------       --------
Net property, plant and equipment................     42,888         38,298
Other assets.....................................     19,213         22,521
                                                    --------       --------
  Total Assets...................................   $451,509       $334,144
                                                    ========       ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable....................................   $  5,653       $  5,523
Accounts payable.................................     61,232         30,709
Accrued expenses.................................     90,604         76,455
Product warranty.................................     20,550         15,899
Advance payments from customers..................        825          4,212
                                                    --------       --------
  Total Current Liabilities......................    178,864        132,798
Long-term accrued expenses.......................      6,745          7,176
Deferred taxes...................................      1,507            985
                                                    --------       --------
  Total Liabilities..............................    187,116        140,959
                                                    --------       --------
Contingencies (Note 9)

Stockholders' Equity
Preferred stock, par value $.01; authorized
 5,000,000 shares, issued none...................        --             --
Common stock, par value $.01; authorized
 150,000,000 shares, issued and outstanding
 32,005,627 at June 30, 2000 and 30,474,492 at
 October 1, 1999.................................        320            305
Capital in excess of par value...................    199,724        180,175
Retained earnings................................     64,349         12,705
                                                    --------       --------
  Total Stockholders' Equity.....................    264,393        193,185
                                                    --------       --------
  Total Liabilities and Stockholders' Equity.....   $451,509       $334,144
                                                    ========       ========

     See accompanying notes to condensed consolidated financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                               Fiscal Nine
                                                              Months Ended
                                                            ------------------
                                                            June 30,  July 2,
                                                              2000      1999
                                                            --------  --------
Operating Activities
Net cash provided by (used in) operating activities........ $  5,549  $(23,296)
                                                            --------  --------
Investing Activities
Purchase of property, plant and equipment..................  (15,917)   (2,466)
Proceeds from disposal of fixed assets.....................    1,283       --
                                                            --------  --------
Net cash used in investing activities......................  (14,634)   (2,466)
                                                            --------  --------
Financing Activities
Net transfers from Varian Associates, Inc..................      --    114,344
Proceeds from issue of common stock........................   18,872       --
Proceeds from issue of notes payable.......................      215       --
Restricted cash............................................    1,000       --
                                                            --------  --------
Net cash provided by financing activities..................   20,087   114,344
                                                            --------  --------
Effects of exchange rate changes on cash...................    1,911       442
                                                            --------  --------
Net increase in cash and cash equivalents..................   12,913    89,024
Cash and cash equivalents at beginning of period...........   65,968       --
                                                            --------  --------
Cash and cash equivalents at end of period................. $ 78,881  $ 89,024
                                                            ========  ========
Detail of net cash provided by (used in) Operating
 Activities:
  Net earnings (loss)...................................... $ 51,644  $(29,316)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities
    Depreciation and amortization..........................    9,194     7,860
    Provision for doubtful accounts........................      211       --
    Loss on disposal of fixed assets.......................      258       --
    Compensatory stock option expense......................      692       --
    Deferred taxes.........................................    3,028    (7,626)
  Changes in assets and liabilities:
    Accounts receivable....................................  (58,494)    2,552
    Inventories............................................  (42,408)    5,697
    Other current assets...................................   (4,251)   (1,224)
    Accounts payable.......................................   30,423     2,834
    Accrued expenses.......................................   13,522    (3,644)
    Product warranty.......................................    4,430    (5,230)
    Advance payments from customers........................   (3,840)    3,319
    Long term accrued expenses.............................     (431)    1,100
    Other..................................................    1,571       382
                                                            --------  --------
Net cash provided by (used in) Operating Activities........ $  5,549  $(23,296)
                                                            ========  ========

     See accompanying notes to condensed consolidated financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Interim Condensed Consolidated Financial Statements

  These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the report on Form 10-K filed by Varian Semiconductor Equipment Associates, Inc. ("VSEA" or the "Company") with the Securities and Exchange Commission for the fiscal year ended October 1, 1999. In the opinion of the Company, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the three and nine months ended June 30, 2000 are not necessarily indicative of the results to be expected for a full year or for any other period.

Note 2. Basis of Presentation

  The interim condensed consolidated financial statements of the Company reflect the financial position, results of operations and cash flows of the Company as of and for the three and nine months fiscal periods ending June 30, 2000. The interim condensed consolidated financial statements as of and for the nine months fiscal period ending July 2, 1999, include six months of operations when the Company's business was operated as the Semiconductor Equipment Business ("SEB"), a part of the former Varian Associates, Inc. ("VAI").

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

Note 3. Earnings Per Share

  Basic earnings (loss) per share is calculated based on net earnings (loss) and the weighted-average number of shares outstanding during the reporting period. The weighted-average number of shares outstanding for the three and nine month periods ended June 30, 2000 was 31,811,990 and 31,144,309, respectively. The weighted-average number of shares outstanding on and before April 2, 1999 was assumed to be the number of shares outstanding on April 2, 1999, immediately following the Distribution. Diluted earnings (loss) per share is calculated based on net earnings (loss) and the sum of the weighted-average number of shares outstanding during the reporting period and the number of potential common shares (when dilutive). For purposes of the diluted earnings (loss) per share calculation, the additional shares issuable upon exercise of stock options were determined using the treasury stock method based on the number of replacement options issuable immediately following the Distribution.

  A reconciliation of the numerator and denominator used in the earnings
(loss) per share calculations is presented as follows:

                                            Fiscal Three       Fiscal Nine
                                            Months Ended      Months Ended
                                          ----------------  -----------------
                                          June 30, July 2,  June 30, July 2,
                                            2000    1999      2000     1999
                                          -------- -------  -------- --------
   Numerator (in thousands of dollars):
   Net earnings (loss)................... $27,661  $(3,404) $51,644  $(29,316)
   Denominator (in thousands):
   Denominator for basic earnings (loss)
    per share--
     Weighted average shares
      outstanding........................  31,812   30,423   31,144    30,423
   Effect of dilutive securities:
   Stock options.........................   2,433      --     2,338       --
                                          -------  -------  -------  --------
   Denominator for diluted earnings
    (loss) per share.....................  34,245   30,423   33,482    30,423
                                          =======  =======  =======  ========
   Basic earnings (loss) per share....... $  0.87  $ (0.11) $  1.66  $  (0.96)
                                          =======  =======  =======  ========
   Diluted earnings (loss) per share..... $  0.81  $ (0.11) $  1.54  $  (0.96)
                                          =======  =======  =======  ========

  All potential common shares were excluded from the computation of diluted loss per share for the three and nine month periods ending July 2, 1999 as their effect was anti-dilutive. For the three and nine month periods ending June 30, 2000, options to purchase 4,819 and 236,837 common shares, respectively, at a weighted average exercise price of $62.64 and $52.70, respectively, were excluded from the computation due to their exercise price exceeding the market value of the underlying common stock.

Note 4. Inventories

  The components of inventories are as follows (in millions):

                                                            June 30, October 1,
                                                              2000      1999
                                                            -------- ----------
   Raw materials and parts.................................  $ 58.4    $36.7
   Work in process.........................................    43.3     23.1
   Finished goods..........................................    13.8     10.6
                                                             ------    -----
     Total Inventories.....................................  $115.5    $70.4
                                                             ======    =====

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

  If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $24.8 million at June 30, 2000 and $20.9 million at October 1, 1999.

Note 5. Notes Payable

  On October 1, 1999, the Company had a 90-day revolving note payable in Japanese Yen amounting to an equivalent of $5.5 million U.S. Dollars at an interest rate of 1.85% per year. In November, 1999, the Company renewed this borrowing for an additional six months at an interest rate of 2.02% per year, and in May, 2000, the Note was again renewed, for an amount in Japanese Yen equivalent to $5.6 million as of June 30, 2000, for an additional three months at an interest rate of 1.87% per year. The note is unsecured and carries no restrictive covenants. The Company plans to renew this note upon maturity.

  In May, 2000, the Company closed on a $75 million unsecured three-year Revolving Credit Facility, comprised of a $15 million, 364-Day facility and a $60 million, 3-year facility. The purpose of this facility is to provide funds for working capital and for general corporate purposes. Borrowings are limited to the lesser of $75 million or the sum of a percentage of certain eligible receivables and inventory, and bear interest at LIBOR or a defined bank rate approximating prime, plus an applicable margin. There are no borrowings currently outstanding.

  The facility contains certain financial and other restrictive covenants, including maintaining a leverage ratio, fixed charge ratio and quick ratio within defined limits, capital expenditures within defined ranges, and maintaining profitable operations.

Note 6. Stockholders' Equity

  For the nine month period ending June 30, 2000, the Company issued 1,531,135 shares of common stock upon the exercise of stock options for an aggregate exercise price of $19.9 million. In addition, the Company recorded $0.7 million of compensation expense for modifications to certain existing stock options.

  As of June 30, 2000, the Company had outstanding options to purchase an aggregate of 5,404,472 shares of its common stock at a weighted average price of $18.08. Of these options, options to purchase an aggregate of 2,828,641 shares at a weighted average price of $13.63 were fully vested and exercisable.

Note 7. Recent Accounting Pronouncements

 Accounting for Derivative Instruments and Hedging Activities

  In June 1998, the Financial Accounting and Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for the Company's fiscal year 2001. The Company does not expect the application of SFAS 133 to have a material impact on the Company's financial position or results of operations.

 Revenue Recognition in Financial Statements

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition items. The adoption of SAB

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

101 will be required in the Company's fourth quarter of the fiscal year 2001. The effects of applying SAB 101 will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company has not yet determined the impact of its implementation on the Company's consolidated financial statements.

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

                              Operating Segments
                             (Dollars in millions)

  For the three months ended June 30, 2000 and July 2, 1999:

                                                     Research and
                            Product      Services     Development  Corporate and
                            Segment       Segment       Segment     Unallocated        Total
                         ------------- ------------- ------------- --------------  -------------
                         FY2000 FY1999 FY2000 FY1999 FY2000 FY1999 FY2000  FY1999  FY2000 FY1999
                         Qtr 3  Qtr 3  Qtr 3  Qtr 3  Qtr 3  Qtr 3  Qtr 3   Qtr 3   Qtr 3  Qtr 3
                         ------ ------ ------ ------ ------ ------ ------  ------  ------ ------
Revenues................ $177.6 $55.3  $11.5   $7.0   $3.7   $1.5  $  --   $  --   $192.8 $63.8
Gross profit............   94.3  30.4    2.4    1.0    3.7    1.5   (24.3)  (11.0)   76.2  21.9

  For the nine months ended June 30, 2000 and July 2, 1999:

                                                     Research and
                            Product      Services     Development  Corporate and
                            Segment       Segment       Segment     Unallocated        Total
                         ------------- ------------- ------------- --------------  -------------
                         FY2000 FY1999 FY2000 FY1999 FY2000 FY1999 FY2000  FY1999  FY2000 FY1999
                          YTD    YTD    YTD    YTD    YTD    YTD    YTD     YTD     YTD    YTD
                         ------ ------ ------ ------ ------ ------ ------  ------  ------ ------
Revenues................ $416.2 $134.1 $36.0  $26.8   $6.6   $3.5  $  --   $  --   $458.8 $164.4
Gross profit............  223.0   66.1   9.3    7.3    6.6    3.5   (62.6)  (39.1)  176.3   37.8

  The Company primarily measures segment profitability based upon gross profit excluding costs for warranty, installation and other unallocated costs of goods sold. These unallocated costs are included in the "Corporate

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

and Unallocated" column above. Other than depreciation and amortization for the Research and Development Segment, which was $1.1 million for the third quarter and $3.1 million for the first nine months of fiscal year 2000 and $0.7 million for the third quarter and $2.8 million for the first nine months of fiscal year 1999, the Company does not have the other information about Profit or Loss and Assets that are included in the measure of segment profit or loss or segment assets. These other disclosures for reportable segments are impracticable to determine for each segment above.

                            Geographic Information
                             (dollars in millions)

        Sales to Unaffiliated Customers (by location of the operation)

                           Fiscal Three Months Ended   Fiscal Nine Months Ended
                           -------------------------- --------------------------
                           June 30, 2000 July 2, 1999 June 30, 2000 July 2, 1999
                           ------------- ------------ ------------- ------------
   United States.........     $196.2        $ 60.7       $ 451.6       $151.0
   International.........       45.0          30.3         156.5         71.0
   Eliminations & Other..      (48.4)        (27.2)       (149.3)       (57.6)
                              ------        ------       -------       ------
   Total.................     $192.8        $ 63.8       $ 458.8       $164.4
                              ======        ======       =======       ======

  Total sales is based on the location of the operation furnishing goods and services. Because a substantial portion of the Company's sales are derived from the sales of products manufactured in the United States, long-lived assets located outside the United States are less than 10%.

  International sales based on final destination of products was $153.6 million, or 80% of total revenue, in the third quarter of fiscal year 2000, compared to $43.9 million, or 69% of total revenue, in the third quarter of fiscal year 1999. For the year to date, international revenue increased to $355.3 million from $104.9 million in the first nine months of fiscal year 1999.

  For the third quarter of fiscal year 2000, revenue of the Company from customers in the United States, Europe and Asia were approximately 20%, 12% and 68%, respectively. For the third quarter of fiscal year 1999, revenue from customers in the United States, Europe and Asia were approximately 31%, 25% and 44%, respectively, of the Company's total revenue.

  For the nine months period ending June 30, 2000, revenue of the Company from customers in the United States, Europe and Asia were approximately 23%, 20% and 57%, respectively. For the nine months period ending July 2, 1999, revenue from customers in the United States, Europe and Asia were approximately 36%, 23% and 41%, respectively, of the Company's total revenues.

  During the third quarter and first nine months of fiscal year 2000, no one customer accounted for 10% or more of total revenue. During the third quarter and first nine months of fiscal year 1999 one customer accounted for 20% and 14% of total revenue, respectively. No one other customer accounted for 10% or more of revenue in the third quarter or first nine months of fiscal year 1999.

Note 9. Contingencies

Environmental Remediation

  In the Distribution Agreement, the Company has agreed to indemnify VMS and IB for one-third of environmental investigation and remediation costs (after adjustment for any insurance proceeds and tax benefits expected to be realized upon the payment of such costs), as further described below.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

  VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at eight sites where VAI is alleged to have shipped waste for recycling or disposal. VAI is also involved in environmental investigations and/or remediation work pursuant to environmental laws, generally under the direction of, or in consultation with, federal, state, and/or local agencies at certain current or former VAI facilities. VMS (formerly VAI) expenditures for environmental investigations and remediation work amounted to $0.9 million in the third quarter of fiscal year 2000 and $3.0 million for the first nine months of fiscal 2000.

  For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the probable future costs of such activities. As of June 30, 2000, VMS estimated that the future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $19.3 million to $48.8 million. The time frame over which VMS expects to incur these costs varies at each site and facility, ranging up to approximately 30 years as of June 30, 2000. VMS management believes that no amount in the foregoing range of estimated future costs is more likely to be incurred than any other amount in such range, and therefore, VMS has accrued $19.3 million in estimated environmental costs as of June 30, 2000. This amount accrued by VMS has not been discounted to present value.

  VMS has gained sufficient knowledge to better estimate the scope and costs of future environmental activities at other sites and facilities. As of June 30, 2000, VMS estimated that its aggregate future exposure for environmental-related investigation and remediation costs for these sites ranged from $38.0 million to $65.4 million. The time frame over which these costs are expected to be incurred varies with each site or facility, ranging up to approximately 30 years as of June 30, 2000. As to each of these sites and facilities, management of VMS has determined: (i) that a particular amount within the range of estimated costs better estimates the future environmental liability than any other amount within the range; and (ii) that it may reasonably determine the timing of those future costs. Together, these amounts totaled $38.5 million at June 30, 2000. Accordingly, VMS has accrued $19.2 million, which represents management's best estimate of the future costs discounted at 7%, net of inflation. This accrual is in addition to the $19.3 million described above.

  As of June 30, 2000, the Company's reserve for its portion of environmental liabilities, based upon future environmental related costs estimated by VMS and the Company as of that date and included in long-term and current accrued expenses, is calculated as follows:

                                                           Total     Anticipated
                                             Recurring Non-recurring   Future
     Fiscal Year                               Costs       Costs        Costs
     -----------                             --------- ------------- -----------
                                                    (Dollars in millions)
     2000...................................   $ 0.3       $0.0         $ 0.3
     2001...................................     0.5        0.4           0.9
     2002...................................     0.5        --            0.5
     2003...................................     0.5        --            0.5
     2004...................................     0.5        --            0.5
     Thereafter.............................     9.6        0.5          10.1
                                               -----       ----         -----
       Total costs..........................   $11.9       $0.9         $12.8
                                               =====       ====
     Imputed interest.......................                             (4.6)
                                                                        -----
       Total reserve........................                            $ 8.2
                                                                        =====

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

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

  VMS evaluates its liability for environmental investigation and remediation in light of the liability and financial resources of potentially responsible parties and insurance companies against which VMS believes that it has rights of contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against other parties, including various insurance companies. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. VAI has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of VAI's past and future environmental related expenditures. The Company's share of this receivable is $1.3 million at June 30, 2000. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any estimate of its liability in anticipation of a recovery with respect to claims made against third parties.

Sale of Business

  In June 1997, VAI completed the sale of its Thin Film Systems ("TFS") operations to Novellus Systems, Inc. ("Novellus"). The TFS operation was considered to be part of the SEB and therefore, a product line of the Company. Total proceeds received from the sale of TFS were $145.5 million in cash. The gain on the sale was $33.2 million (net of income taxes of $17.8 million).

  In order to cover, among other items, indemnification obligations, litigation expense, purchase price disputes, retained liabilities, transaction costs, employee terminations, facilities separation costs, and other contingencies, VMS originally recorded a reserve of $51.5 million. As of April 2, 1999 the remaining reserve of $37.6 million was recorded by the Company as a current liability and classifed as an estimated loss contingency. This reserve, which stands at $23.9 million at June 30, 2000, relates to remaining costs associated with pending litigation and indemnity obligations relating to certain patent infringment claims by Applied Materials, Inc. ("Applied Materials"). Purchase price disputes with Novellus arising out of the sale of TFS were resolved in fiscal year 1999 which resulted in an adjustment to the estimated loss contingency of $2.0 million, which was recorded as Other Income in fiscal year 1999.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)
Legal Proceedings

  In June 1997, Applied Materials filed a civil action against VAI in the U.S. District Court for the Northern District of California alleging infringement of four patents relating to sputter coating systems. Applied Materials contends that its patents are infringed by the M2i, MB2(TM), M2000 and Inova(TM) systems that were manufactured and sold by TFS prior to VAI's sale of TFS to Novellus in June 1997. The complaint requests unspecified money damages and an injunction preventing further alleged infringement and requests that any damages awarded be increased up to three-fold for VAI's and Novellus' alleged willful infringement. Novellus was subsequently added as a defendant in this action and, as part of the sale of TFS, VAI agreed to indemnify Novellus for certain damages it may suffer as a result of such litigation and to reimburse Novellus for up to $7.5 million of its litigation expenses.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The condensed consolidated interim financial statements of Varian Semiconductor Equipment Associates, Inc., ("VSEA" or the "Company") are unaudited and generally reflect the results of operations, financial position and cash flows of the Company for the three and nine month periods ending June 30, 2000.

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

Results of Operations

 Three Months Ended June 30, 2000 Compared to Three Months Ended July 2, 1999.

  Revenue. The Company's strong revenue growth continued into the third quarter of fiscal year 2000. Total revenue increased by 202% from $63.8 million to $192.8 million for the quarter ended June 30, 2000 compared to the quarter ended July 2, 1999. This increase in revenue was primarily due to continuing strong demand for the Company's products. The trend has shown revenue increasing consistently, quarter after quarter, since the fourth quarter of fiscal year 1998. At $192.8 million, revenue for the third quarter of fiscal year 2000 was 23% above revenue for the second quarter of fiscal year 2000. Revenue in the second quarter of fiscal year 2000 was 42% above revenue for the first quarter of fiscal year 2000.

  Service revenue in the third quarter of fiscal year 2000 was $11.5 million, 65% higher than service revenue of $7.0 million in the third quarter of fiscal year 1999. The increase was primarily due to the underlying demand for semiconductor devices as well as new service contracts for more recent systems sales.

  Royalty revenue in the third quarter of fiscal year 2000 was $3.7 million, an increase of 134% over royalty revenue of $1.6 million in the third quarter of fiscal year 1999.

  International revenue was $153.6 million, or 80% of total revenue, in the third quarter of fiscal year 2000, compared to $43.9 million, or 69% of total revenue, in the third quarter of fiscal year 1999. The Company's North American revenue increased by $19.4 million to $39.2 million in the third quarter of fiscal year 2000, from $19.8 million in the third quarter of fiscal year 1999. European region revenue increased by $7.4 million, from $15.6 million for the third quarter of fiscal year 1999 to $23.0 million in the third quarter of fiscal year 2000.

  In the third quarter of fiscal year 2000, aggregate revenue for the Asia region, including Taiwan, Japan, Korea and the Pacific Rim, was $130.6 million, which represented 68% of total revenue in the third quarter of fiscal year 2000, compared to aggregate revenue for the Asia region of $28.4 million in the third quarter of fiscal year 1999, which represented 45% of total revenue. Taiwan sales continued to be particularly strong. Taiwan sales of $53.4 million represented 28% of total revenue in the third quarter of fiscal year 2000, compared to approximately 15% of total revenue in the third quarter of fiscal year 1999.

  Gross Profit. The Company's gross profit of $76.2 million in the third quarter of fiscal year 2000 increased by $54.3 million over the gross profit of $21.9 million for the third quarter of fiscal year 1999. The cost of revenue for the third quarter of fiscal year 2000 was $116.6 million, resulting in a gross margin of 39.5% on revenues of $192.8 million, compared with cost of revenue of $41.9 million for the third quarter of the fiscal year 1999, for a gross margin of 34.3% on revenues of $63.8 million. Margins in the third quarter of fiscal year 2000 at 39.5% continued to show further improvement from 36.5% for the first quarter of fiscal year 2000 and 38.5% for the second quarter of fiscal year 2000. The improvement was mainly due to improved capacity utilization due to increased manufacturing activity, offset by the costs of initial training and other product and volume-driven costs to respond to the increased demand for the Company's products.

  Research and development. Research and development expenses were $12.0 million for the third quarter of fiscal year 2000, equivalent to 6.2% of total revenue, and were 29% above the research and development expenses of $9.3 million, equivalent to 14.6% of total revenue for the third quarter of fiscal year 1999. Research and development expenses as a percentage of revenue decreased because of the large increase in total revenue over the comparable periods. The Company continues to invest in new product development.

  Marketing, General and Administrative. Marketing, general and administrative expenses of $24.9 million, or 12.9% of total revenue, in the third quarter of fiscal year 2000 were 32% above the level of marketing, general and administrative expenses of $18.8 million, 29% of total revenue, in the third quarter of fiscal year 1999. The increase in expenses in the third quarter of fiscal year 2000 was due in part to the increase in sales and marketing activity and costs associated with operating as an independent public company.

  Other Income. There was no other income recorded in the third quarter of fiscal year 2000 or the third quarter of fiscal year 1999.

  Interest Income. During the third quarter of fiscal year 2000, the Company earned $1.5 million in interest income. Interest income in the third quarter of fiscal year 1999 was $1.2 million. Interest income was earned primarily on short term investments.

  Earnings Before Taxes. During the third quarter of fiscal year 2000, the Company recognized pretax earnings of $40.8 million, equivalent to 21.2% of total revenue. For the third quarter of fiscal year 1999, the Company incurred a pre-tax loss of $5.0 million.

  Taxes on Earnings. The Company recorded a tax provision of $13.2 million on earnings in the third quarter of fiscal year 2000 compared to a tax benefit of $1.6 million in the third quarter of fiscal year 1999. The effective income tax rate was 32.3% in the third quarter of fiscal year 2000, compared to 31.7% income tax benefit in the third quarter of fiscal year 1999.

  Net Earnings. Net earnings were $27.7 million, or $0.81 per diluted share, for the third quarter of fiscal year 2000, compared to a net loss of $3.4 million, or $0.11 loss per share, during the third quarter of fiscal year 1999. The increase in net earnings primarily reflects the growth in revenues in fiscal year 2000, and the other factors described above.

 Nine Months Ended June 30, 2000 Compared to Nine Months Ended July 2, 1999.

  Revenue. The Company's revenue for the first nine months of fiscal year 2000 increased by 179% from $164.4 million to $458.8 million compared to the first nine months ended July 2, 1999. This increase in revenue was primarily due to increasingly strong demand for the Company's products, as the semiconductor industry recovery that started in the second half of fiscal year 1999 continued into fiscal year 2000.

  Service revenue in the first nine months of fiscal year 2000 was $36.0 million, 34% higher than service revenue of $26.8 million in the first nine months of fiscal year 1999. The increase was primarily due to the underlying demand for semiconductor devices as well as new service contracts for more recent systems sales.

  Royalty revenue of $6.6 million in the first nine months of fiscal year 2000 was 88% higher than royalty revenue of $3.5 million in the first nine months of fiscal year 1999. Royalties in fiscal year 2000, included two quarters of initial quarterly payment under the technology licensing agreement with Tokyo Electron Ltd., as previously announced.

  International revenue was $355.3 million, or 77% of total revenue, in the first nine months of fiscal year 2000, an increase of 239% from international revenue of $104.9 million, or 64% of total revenue, in the first nine months of fiscal year 1999. The Company's North American (primarily U.S.) revenue increased by 74% to $103.5 million for the first nine months fiscal year 2000 from $59.5 million for the first nine months of fiscal year 1999. The European region revenue increased by $54.0 or by 145% to $91.3 million for the first nine months of fiscal year 2000 from $37.3 million in the first nine months of fiscal year 1999.

  The aggregate revenue of $264.0 million from Taiwan, Japan, Korea and the Pacific Rim, which represented 57% of total revenue in the first nine months of fiscal year 2000, increased by 291% from $67.6 million, or 41% of total revenue in the first nine months of fiscal year 1999. Taiwan was particularly strong, increasing by $102.6 million from $21.2 million in the first nine months of fiscal year 1999 to $123.8 million in the first nine months of fiscal year 2000, representing 27% of total revenue, up from approximately 13% of total revenue in the first nine months of fiscal year 1999.

  Gross Profit. The Company's gross profit was $176.3 million in the first nine months of fiscal year 2000 compared to gross profit of $37.8 million for the first nine months of fiscal year 1999, before non-recurring charges in 1999 of $5.9 million resulting from the realignment of product offerings, including writing down inventory of associated with a discontinued product line. The cost of revenue for the first nine months of fiscal year 2000 was $282.5 million, resulting in a gross margin of 38.4% on revenues of $458.8 million, compared with cost of revenue of $126.6 million for the first nine months of fiscal year 1999, (before the $5.9 million of non-recurring charges) for a gross margin of 23.0% on revenues of $164.4 million. The increase in gross margin was mainly due to improved capacity utilization due to increased manufacturing activity, offset by the costs of initial training and other product and volume-driven costs to respond to the increased demand for the Company's products.

  Research and development. Research and development expenses were $34.0 million for the first nine months of fiscal year 2000, or 7.4% of total revenue, and were 23% above the research and development expenses of $27.5 million, or 17% of total revenue for the first nine months of fiscal year 1999. Research and development expense in the first nine months of fiscal year 1999 included $1.6 million in charges associated with the discontinuance of a parallel product development research contract following the acquisition in July 1998 of the high-energy ion implantation equipment product line. Research and development expenses as a percentage of revenue also decreased because of the large increase in total revenue over the comparable periods. The Company continues to invest in new product development.

  Marketing, General and Administrative. Marketing, general and administrative expenses of $70.4 million, or 15.3% of total revenue, in the first nine months of fiscal year 2000 and were 36% above the level of marketing, general and administrative expenses of $51.7 million, or 31% of total revenue, in the first nine months of fiscal year 1999. Marketing, general and administrative expenses in the first nine months of fiscal year 1999 included $1.5 million in one-time costs resulting from the consolidation and reorganization activities, including office and employee relocations. The higher expense in the first nine months of fiscal year 2000 was also due in part to the increase in sales and marketing activity and costs associated with being an independent public company.

  Restructuring. There were no restructuring costs recorded in the first nine months of fiscal year 2000. In the first nine months of fiscal year 1999, the Company recorded restructuring costs of $2.7 million, which included $1.4 million resulting from the cancellation of plans for expansion of manufacturing facilities in the United States and Japan and $1.3 million to cover the termination costs for a reduction in workforce of 69 employees (approximately 5% of worldwide VSEA employment at that time).

  Other Income. During the second quarter of fiscal year 2000, the Company recorded other income of $2.7 million, (equivalent to $0.05 per diluted share, net of tax) resulting from payment to resolve a dispute relating to the acquisition of a product line which occurred in a prior fiscal year. There was no other income recorded in the first nine months of fiscal year 1999.

  Interest Income. During the first nine months of fiscal year 2000, the Company earned $3.1 million in interest income. This income was earned primarily on short term investments. Interest income of $1.2 million was recorded in the first nine months of fiscal year 1999.

  Earnings Before Taxes. During the first nine months of fiscal year 2000 the Company recognized pretax earnings of $77.7 million, equivalent to 16.9% of total revenue. For the first nine months of fiscal year 1999 the Company incurred a pre-tax loss of $42.9 million.

  Taxes on Earnings. VSEA recorded a net tax provision of $26.1 million on earnings in the first nine months of fiscal year 2000 compared with a tax benefit of $13.6 million in the first nine months of fiscal year 1999. The effective income tax rate was 33.6% in the first nine months of fiscal year 2000, compared to 31.7% income tax benefit in the first nine months of fiscal year 1999.

  Net Earnings. Net earnings were $51.6 million, or $1.54 per diluted share, for the first nine months of fiscal year 2000, compared with a net loss of $29.3 million, or $0.96 loss per share, during the first nine months of fiscal year 1999. The increase in net earnings primarily reflects the growth in revenues in fiscal year 2000, and the other factors described above.

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

  During the first nine months of fiscal year 2000, the Company generated $5.5 million of cash from operations compared to using $23.3 million of cash in operations during the first nine months of fiscal year 1999. In addition to earnings of $51.6 million, cash was principally provided during the first nine months of fiscal year 2000 from increases in accounts payable and accrued expenses of $30.4 million and $13.5 million, respectively, offset by additions to inventory of $42.4 million to respond to the increased demand for products, and $58.5 million in increased accounts receivables from higher sales.

  During the first nine months of fiscal year 2000, the Company used $14.6 million in investing activities, primarily for purchase of property, plant and equipment, and generated $20.1 million in financing activities, primarily from stock options exercised.

  In May, 2000, the Company closed on a $75 million unsecured three-year Revolving Credit Facility, comprised of a $15 million, 364-Day facility and a $60 million, 3-year facility. The purpose of this facility is to provide funds for working capital and for general corporate purposes. Borrowings are limited to the lesser of $75 million or the sum of a percentage of certain eligible receivables and inventory, and bear interest at LIBOR or a defined bank rate approximating prime, plus an applicable margin. There are no borrowings currently outstanding.

  The facility contains certain financial and other restrictive covenants, including maintaining a leverage ratio, fixed charge ratio and quick ratio within defined limits, capital expenditures within defined ranges, and maintaining profitable operations.

  The Company's liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, the Company's management believes that cash generated from operations, together with available cash at June 30, 2000 and the Company's borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the business.

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

  VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at eight sites where VAI is alleged to have shipped waste for recycling or disposal. VAI is also involved in environmental investigations and/or remediation work pursuant to environmental laws, generally under the direction of, or in consultation with, federal, state, and/or local agencies at certain current or former VAI facilities. VMS (formerly VAI) expenditures for environmental investigations and remediation work amounted to $0.9 million in the third quarter of fiscal year 2000 and $3.0 million for the first nine months of fiscal 2000.

  For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the probable future costs of such activities. As of June 30, 2000, VMS estimated that the future exposure for environmental related investigation and remediation costs for these sites ranged in the aggregate from $19.3 million to $48.8 million. The time frame over which VMS expects to incur these costs varies at each site and facility, ranging up to approximately 30 years as of June 30, 2000. VMS management believes that no amount in the foregoing range of estimated future costs is more likely to be incurred than any other amount in such range, and therefore, VMS has accrued $19.3 million in estimated environmental costs as of June 30, 2000. This amount accrued by VMS has not been discounted to present value.

  VMS has gained sufficient knowledge to better estimate the scope and costs of future environmental activities at other sites and facilities. As of June 30, 2000, VMS estimated that its aggregate future exposure for environmental-related investigation and remediation costs for these sites ranged from $38.0 million to $65.4 million. The time frame over which these costs are expected to be incurred varies with each site or facility, ranging up to approximately 30 years as of June 30, 2000. As to each of these sites and facilities, management of VMS has determined: (i) that a particular amount within the range of estimated costs better estimates the future environmental liability than any other amount within the range; and (ii) that it may reasonably determine the timing of those future costs. Together, these amounts totaled $38.5 million at June 30, 2000. Accordingly, VMS has accrued $19.2 million, which represents management's best estimate of the future costs discounted at 7%, net of inflation. This accrual is in addition to the $19.3 million described above.

  The Company recorded $8.2 million as its portion of the foregoing estimated future costs for environmental liability of VMS as of June 30, 2000. The foregoing amounts are only estimates of anticipated future environmental related costs, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites and facilities involved. VMS anticipates that most of these cost ranges will narrow as investigation and remediation activities progress.

  VMS evaluates its liability for environmental investigation and remediation in light of the liability and financial resources of potentially responsible parties and insurance companies against which VMS believes that it has rights of contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against other parties, including various insurance companies. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit. VAI has also reached an agreement with another insurance company under which the insurance company has agreed to pay a portion of VAI's past and future environmental related expenditures. The Company's share of this receivable is $1.3 million at June 30, 2000. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company. Although the Company intends to aggressively pursue additional insurance and other recoveries, the Company has not reduced any estimate of its liability in anticipation of a recovery with respect to claims made against third parties.

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

Recent Accounting Pronouncements

 Accounting for Derivative Instruments and Hedging Activities

  In June 1998, the Financial Accounting and Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for the Company's fiscal year 2001. The Company does not expect the application of SFAS 133 to have a material impact on the Company's financial position or results of operations.

 Revenue Recognition in Financial Statements

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition items. The adoption of SAB 101 will be required in the Company's fourth quarter of the fiscal year 2001. The effects of applying SAB 101 will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company has not yet determined the impact of its implementation on the Company's consolidated financial statements.

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

ITEM 1. LEGAL PROCEEDINGS

  Information required by this Item is provided in Note 9 ("Contingencies") to the Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits:

 Exhibit
   No.          Description
 -------        -----------
   27    Financial Data Schedule.

 (b) Reports on Form 8-K.

  The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

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

                                          Varian Semiconductor Equipment
                                          Associates, Inc.
                                           Registrant

Date: August 2, 2000                          /s/ Ernest L. Godshalk, III
                                          By: _________________________________
                                                  Ernest L. Godshalk, III
                                                  Vice President and Chief
                                                     Financial Officer
                                               (Principal Financial Officer)

Date:  August 2, 2000                             /s/ Seth H. Bagshaw
                                          By: _________________________________
                                                      Seth H. Bagshaw
                                                Vice President and Corporate
                                                         Controller
                                               (Principal Accounting Officer)

                               INDEX OF EXHIBITS

Exhibit No.  Description
-----------  -----------
   27        Financial Data Schedule