Form 10-K
period 2000-09-29
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2000-12-19
CIK 1079023

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ----------------
                                   FORM 10-K

(Mark One) [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 29, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from    to
                        Commission File Number: 0-25395

             Exact name of registrant as specified in its charter:
                               ----------------

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

     State or other                                         IRS Employer
     jurisdiction of                                     Identification No.:
    Incorporation or                                         77-0501994
      organization:
        DELAWARE
          Address and telephone number of principal executive offices:
               35 Dory Road, Gloucester, Massachusetts 01930-2297
                                 (978) 282-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

   Title of each class                       Name of each exchange on which
 Common Stock, $0.01 par                               registered
          value                ----------------  Nasdaq National Market

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's common stock held by non-affiliates as of December 12, 2000 was $862,734,000.

   The number of shares of the registrants' common stock outstanding as of December 12, 2000 was 32,101,735 shares of $0.01 par value common stock.

   An index of exhibits filed with this Form 10-K is located on page 31.

                      Documents Incorporated by Reference:

    Document Description                      Part of Form 10-K into which
Portions of the Registrant's                          incorporated
Proxy Statement with respect                            Part III
to the Annual Meeting of
Stockholders to be held on
February 7, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2000

                               TABLE OF CONTENTS

                                     PART I

 Item 1.   Business......................................................    1
 Item 2.   Properties....................................................   12
 Item 3.   Legal Proceedings.............................................   12
 Item 4.   Submission of Matters to a Vote of Security Holders...........   13

                                    PART II

 Item 5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters...........................................   14
 Item 6.   Selected Financial Data.......................................   14
 Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   16
 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk....   27
 Item 8.   Financial Statements and Supplementary Data...................   27
 Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure......................................   27

                                    PART III

 Item 10.  Directors and Executive Officers of the Registrant............   28
 Item 11.  Executive Compensation........................................   28
 Item 12.  Security Ownership of Certain Beneficial Owners and
           Management....................................................   28
 Item 13.  Certain Relationships and Related Transactions................   28

                                    PART IV

 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
           8-K...........................................................   29

                                     PART I

Item 1. Business.

Overview

   Varian Semiconductor Equipment Associates, Inc. ("VSEA" or the "Company") designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. As a leading supplier of ion implantation systems the Company has shipped over 2,900 systems worldwide.

   The Company has introduced the next generation VIISta(TM) product line. This technology leverages the single-wafer processing, pioneered on the successful E200 and E500 line of mid-current implanters, to the entire spectrum of energies and implant applications. This approach leads to a product that is differentiated by its processing capabilities, higher throughput, and improved process yields, allowing production of either 200mm or next generation 300mm wafers on the same tool.

   VSEA provides customers with world-class support, training, after-market products and services that enable high utilization and productivity, reduce operating costs, and extend capital productivity of customer investment through multiple product generations. The Company achieved the number one ranking for the fourth consecutive year in VLSI Research Inc.'s Year 2000 customer satisfaction survey of semiconductor manufacturers worldwide, receiving the highest overall point totals in all ten categories for the third consecutive year.

   The Company's business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry began an upturn in the second half of 1999, and VSEA benefitted from resurgent demand for its products throughout 2000. This has resulted in increased sales in every quarter of fiscal 2000 and a year-end order backlog of $360 million, almost double the previous year backlog of $181 million.

 The Industry

   The semiconductor industry has experienced significant growth in recent years due to the continued growth of personal computers, the expansion of telecommunications, the emergence of new applications within consumer electronics, wireless communication devices, and the increased semiconductor content needed to drive and service the world wide web. Continued improvements in device performance and reduced cost per function has fueled demand resulting in a compound annual growth rate of over 15% for the last 30 years.

   Semiconductor manufacturing is highly competitive with each customer looking for an edge in either device performance (generally speed or low power consumption) or cost advantage (memory), generally relying on their equipment suppliers to develop processes and equipment to provide that edge. Today, a typical fab (wafer manufacturing factory) costs over a billion dollars, and as the market moves toward 100nm devices and larger wafer sizes (300mm) costs will likely approach two billion in the near future. Consequently, semiconductor equipment manufacturers compete aggressively for this business, each seeking either a technical or cost advantage and to provide customers with uniformly high levels of equipment performance.

   Significant performance advantages and lower prices for integrated circuits have contributed to the growth and expansion of the semiconductor industry. In response to the growth in demand for integrated circuits, the semiconductor industry has significantly increased its manufacturing capacity through the expansion of existing facilities and construction of new facilities.

   The fabrication of integrated circuits requires a number of complex and repetitive processing steps, including deposition, photolithography, etch and ion implantation. Deposition is a process in which a film of either electrically insulating or electrically conductive material is deposited on the surface of a wafer. Photolithography is used to transfer a device or circuit pattern into a light-sensitive, resistant layer which, after development, can be used in turn to transfer the pattern onto the silicon surface. The etch process completes the transfer of the pattern into the various thin films used to make the integrated circuit. Finally, ion implantation provides a means for introducing dopant material into the silicon surface, typically into selected areas defined by the photolithographic process. These selectively doped areas become the electrical components (transistors) of the integrated circuits.

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

   The continuing evolution of semiconductor devices to smaller geometries and more complex multi-level circuitry has significantly increased the cost and performance requirements of the capital equipment used to manufacture these devices. As many of the advanced fabrication lines, especially those designed to process 300 mm wafers, are projected to increase in cost substantially over previous generation facilities to $1.5 to $2.0 billion each, depreciation costs will become a much larger percentage of the aggregate production costs for semiconductor manufacturers relative to labor, materials and other variable manufacturing costs. As a result, there has been an increasing focus by the semiconductor industry on obtaining increased productivity and higher returns from its semiconductor manufacturing equipment, thereby reducing the effective cost of ownership of such systems.

Products

   The Company designs and manufactures ion implantation tools required to build the transistors, or switches, that are at the heart of every integrated circuit. Ion implanters are used because of their ability to implant selected elements, called dopants, into the raw silicon wafers by bombarding them with a precisely controlled beam of electrically charged ions of specific atomic weight and energy. These ions are imbedded into the silicon crystal structure at selected sites, changing the electrical properties of the silicon. The precision of ion implantation permits customers to achieve the necessary control of this doping process to create over 250 billion transistors of uniform characteristics on a new generation 300mm wafer. Since these transistors are the starting point of all subsequent process steps, repeatability, uniformity, and yield are extremely important.

   Ion implantation tools are categorized within the industry as medium-current, high-current and high-energy based upon the characteristics of the implant systems and their respective process applications. Implanters are further categorized as 200 mm compatible and 200 mm and 300 mm compatible. The Company supplies the following products:

                                List of Products

   Application     Medium Current     High Current        High Energy
   -----------     -------------- --------------------- ---------------
200 mm compatible  EHP-220        VIISion(TM) 80 PLUS    Kestrel II-650
                   EHP-500        VIISion(TM) 80 LE      Kestrel II-750
                   EHPi-220       VIISion(TM) 200 PLUS
                   EHPi-500
200 mm and 300 mm
 compatible        VIISta(TM) 810 VIISta(TM) 80         VIISta(TM) 3000
                                  VIISta(TM) 10 P/2/LAD

   The Company started providing medium-current implanters in 1971, introduced the single-wafer EHP-220 and EHP-500 in 1992 and the current EHPi-220 and EHPi-500 systems in 1999 and has shipped almost 700 of these machines machines to date.

   The Company entered the high-current market in 1981, introducing the current VIISion(TM) 80 LE and the VIISion(TM) 200 in 1995 with a competitive batch processing system that offers increased throughput, metallic and particle contamination control, and high beam currents at all energies.

   Through the acquisition of the high energy ion implantation product line of Genus, Inc. ("Genus") in 1998, the Company expanded its product offering by entering the high-energy implant segment. This combination of a strong product coupled with the reputation and infrastructure of VSEA resulted in increases in market share and the addition of increased manufacturing capability at the previous Genus facility in Newburyport, Massachusetts.

   The next generation of implanters, VIISta(TM), leverages the single-wafer advantage demonstrated with the E-series products across a common platform coupled with the use of broad beam and advanced wafer handling technologies to high-current and high-energies, permitting customers to improve technical capabilities while at the same time reducing the cost per wafer of the implant process. Only VIISta(TM) allows customers to use the same platform for either 200 or 300mm wafer processing for all implant applications, reducing the risk of transition for customers and reducing the Company's costs by having a single rather than multiple platforms. Consequently, the Company's development, manufacturing, service, and training costs are all improved while allowing customers to achieve greater operating efficiencies in their fabs. In 1998, the Company introduced the VIISta(TM) 810 and VIISta(TM) 80, providing customers with the first systems for medium current and high current applications, respectively, designed to be compatible for 200mm and 300mm wafer fabrication. In addition, the VIISta(TM) 10 P/2/LAD system introduced in July 2000 enables customers to provide ultra low dopant energies to meet the needs of devices requiring ultra shallow junction formation.

   The next generation VIISta(TM) 3000 high-energy system is being introduced to the market in December, 2000, and is expected to begin contributing to revenues in fiscal year 2001. The VIISta(TM) 3000 high-energy system completes the availability of 300mm advanced tools across all medium-current, high-current, and now high-energy applications.

Customer Support and Services

   The Company provides a range of customer support products designed to improve the productivity of its worldwide customers as well as to provide a direct link to the Company's factories and research centers.

   The Varian Introduction Support Teams ("VIST") and Varian Productivity Transfer Teams ("VPTT") assist the customer in facilitating the initial operation of implanters purchased from the Company, and in making them productive as quickly as possible. These teams speed process qualification and smooth integration into the production environment by using the same people who built the machines to install them, reducing cycle time and improving the relationship between the Company's manufacturing team and the Company's customers.

   The Company's FAB Care Plus(TM) program encourages customers to tailor an overall support program that meets their specific needs--such as for a research facility or an offshore production facility. FAB Care Plus(TM) solutions can be implemented globally to provide consistent and reliable support. In July 2000, the Company introduced "vCare", a superior electronic-based combination of service and support offerings to enhance the utilization of manufacturers' implanter operations. In October 2000, one major component of "vCare" entitled "vShop" became operational. vShop adds online shopping to the portfolio of customer care programs within FAB Care Plus(TM). vShop offers customers an easier and faster way to obtain spare parts necessary for chip manufacturing, providing personalized and easy to use on-line shopping, order placement and order tracking.

   For parts management, the Company has partnered with Federal Express to strategically place "Parts Banks" throughout the world to provide carefully managed inventory, delivery and logistics services. The Company also offers a comprehensive consumable parts program that can be tailored to individual fabrication facilities.

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

   Remote Assist(TM) is a service tool that leverages virtual reality technology to provide a semiconductor equipment service capability that quickly puts product experts "virtually" into customer fabrication facilities. This offering uses advanced video conferencing capabilities and a new video helmet for linking on-site engineers with the Company's support offices and factories. In addition to use by VSEA customers, this service product is also being sold to other equipment suppliers, including competitors, to deliver this breakthrough support capability throughout the fabrication facility. By sending real-time audio and video to the recipient, Remote Assist(TM) can speed system diagnostics and problem resolution, potentially increasing uptime and optimizing fabrication productivity.

Marketing and Sales

   The Company sells, installs and services ion implantation systems directly to semiconductor industry customers and has sold one or more ion implantation products to each of the 20 largest semiconductor manufacturers in the world. The Company's sales objective is to work closely with customers to secure purchase orders for multiple systems as such customers expand existing facilities and build next-generation wafer facilities. The Company seeks to build customer loyalty and to achieve a high level of repeat business by offering highly reliable products that give its customers a competitive edge, comprehensive field support and a responsive parts replacement and service program.

   In each recent year, the Company has sold approximately one-half of its systems to its top ten customers. Revenue from the Company's ten largest customers in fiscal years 2000, 1999 and 1998 accounted for 55%, 51% and 47% of revenue, respectively. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. During fiscal year 2000, no one customer accounted for 10% or more of the Company's revenue. In fiscal year 1999, revenue from one customer accounted for 12% and another for 10% of the Company's revenue. In fiscal year 1998, revenue from one customer accounted for 14% of the Company's revenue.

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

   The Company sells, distributes and services its products directly. The Company has six sales and service offices located in the United States, six in Western Europe and fourteen in Asia for a total of twenty-six worldwide. The Company's sales, marketing and service engineers are linked through VSEA's Knowledge Network(TM), Lotus Notes(R) and SAP(R) operating systems, allowing the Company to globally review bookings and sales forecasts against detailed account management plans, service and parts. By modeling parts usage by equipment type, installed base distribution, freight, routes, and specific customs regulations and partnering with Federal Express, the Company has developed an infrastructure of parts distribution and warehousing around the world.

   The Company completed its direct global sales and distribution network in 1996 and 1998, respectively, as it transitioned from its joint ventures in Japan and Korea to wholly-owned subsidiaries. The Company's equipment had been sold and serviced in Japan by Tokyo Electron Ltd. ("TEL"). During much of the 18-year relationship, a joint venture, TEL-Varian Ltd., manufactured or customized equipment in Japan. In December 1996, the Company and TEL revised their relationship to enable Japanese customers to have more direct access to the Company's products, engineering and support organizations worldwide. Shortly thereafter, the Company formed a wholly-owned subsidiary, Varian Japan,
K. K., (now called "Varian Semiconductor Equipment, KK") that today provides direct support to the Company's Japanese customer base.

   Using the original TEL joint venture relationship as a model, the Company formed Varian Korea Ltd. ("VKL") in 1985 with its distributor in Korea. What started as a venture for handling sales and service of semiconductor equipment and vacuum products in Korea was expanded to include manufacturing in 1989. VKL's 63,000-square-foot factory in Songtan City includes a Class 10,000 manufacturing area. In January 1998, the Company purchased the remaining 39% of the VKL joint venture held by the original joint venture partner.

   Managing global operations and sites located throughout the world presents challenges associated with cultural differences and organizational alignment. Moreover, each region in the global semiconductor equipment market exhibits characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Although international markets provide the Company with significant growth opportunities, periodic economic downturns, trade balance issues, political instability and fluctuations in interest and foreign currency exchange rates are all risks that could affect global product and service demand. VSEA has seen an upturn in fiscal 2000 in Pacific Rim countries, which in 1999 had experienced a significant economic downturn and banking and currency difficulties. Specifically, the decline in value of the Korean currency, together with difficulties obtaining credit, had resulted in a decline in the purchasing power of the Company's Korean customers. This in turn had resulted in the cancellation or delay of orders for the Company's products from Korean customers, thus adversely affected the Company's results of operations in early fiscal 1999. VSEA has experienced considerable improvement in fiscal 2000, particularly in Korea, where sales increased 244% to $73.6 million.

   In 1999, Japan's economy began slowly emerging from a downturn. VSEA has seen increasing order activity from Japan throughout fiscal 2000. However, if the Japanese economy fails to sustain its recovery, investment by Japanese customers may be negatively affected and it is possible that economic recovery in other Pacific Rim Countries could be delayed.

   The Company actively manages its exposure to changes in foreign currency exchange rates, but there can be no assurance that future changes in foreign currency exchange rates will not have a material adverse effect on its results of operations or financial condition.

   Non-U.S. revenue of the Company for the year ended September 29, 2000 was approximately $504 million, or 73% of revenue. For fiscal years 1999 and 1998, non-U.S. revenue of the Company was approximately $161 million and $239 million, or 59% and 70% of revenue, respectively.

   The Company's business is not seasonal in nature, but it is cyclical based on the capital equipment investment expenditures of major semiconductor manufacturers. These expenditure patterns are based on many factors, including anticipated market demand for integrated circuits, the development of new technologies and global economic conditions. The cyclicality in the semiconductor equipment market over the last several years resulted in a decline in annual sales from 1996, through fiscal year 1999. This situation was the combined result of an oversupply in memory chips, a decline in PC demand and the rippling of the Asian financial crises through the Korean, Taiwanese and Japanese markets. In fiscal year 2000, sales increased in each quarter, continuing the pattern of increasing sales in each successive quarter of fiscal year 1999.

Backlog

   As of September 29, 2000, the Company's backlog was $360 million, almost double the backlog of $181 million at October 1, 1999. The Company includes in its backlog only those orders for which it has accepted purchase orders and assigned system shipment dates within twelve months. All orders are subject to cancellation or rescheduling by customers. Due to possible changes in system delivery schedules, cancellations of orders and delays in systems shipments, the Company's backlog at any particular date is not necessarily an accurate predictor of actual sales for any succeeding period.

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

Competition

   The semiconductor equipment manufacturing market is highly competitive and is characterized by a small number of large players and over 250 small domestic and foreign participants. The larger companies include Applied Materials, Lam Research, Axcelis Technologies, Novellus, TEL, Nikon, Canon and ASML. The Company faces significant competitive factors in the ion implantation market. Within this segment, as reported for calendar 1999 in the VLSI Research 2000 Survey, the Company, Axcelis (including SEN), Applied Materials, Nissin and Ulvac had 37%, 37%, 18%, 5% and 1%, respectively, of the market share for ion implantation equipment.

   Significant competitive factors in the ion implantation market include relationships, price/cost of ownership, technological performance, customer support, distribution and financial viability. Other significant competitive factors in the semiconductor equipment market include system performance and flexibility, cost, the size of each manufacturer, its installed customer base and breadth of product line. The Company believes it competes favorably in each of these categories. For example, its transition from joint ventures and distributor agreements to direct selling and service has given the Company the ability to serve customers on a global basis through the management of information critical to consistent, timely delivery of services and products. Management believes that to remain competitive the Company will require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in product and process research and development.

   Some of the Company's existing and potential competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, customer service and support organizations. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with enhanced price and performance characteristics. If the Company's competitors enter into strategic relationships with leading semiconductor manufacturers covering ion implantation products similar to those sold by the Company, its ability to sell its products to those manufacturers could be adversely affected.

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

   The Company's current research and development efforts are directed at development of new systems and processes and improving existing system capabilities. The Company is focusing its research and development efforts on enhancement of its VIISta(TM) platform, the new generation of single wafer ion implant systems. The VIISta(TM) platform is designed to cover the complete range of implants required for the next several generations of integrated circuits and extend production capability to <100 nanometer geometries. VIISta(TM) is a single wafer platform that allows customers to use a single tool (with three beam lines) for all implant applications including high-current, medium-current, and high-energy.

   Worldwide expenditures by the Company (net of customer funding) for research and development during fiscal years 2000, 1999, and 1998 were $47 million, $38 million and $37 million, respectively, or approximately 7%, 14% and 11% of revenue, respectively. Research and development spending in fiscal 2000 represented an increase of 25% above fiscal 1999. The percentage of revenue was lower due to the increase in total revenue of 153%. The Company expects in future years that research and development expenditures will continue to represent a substantial percentage of revenue.

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

Patent and Other Proprietary Rights

   Over its 50-year history as part of Varian Associates, Inc., and now as an independent semiconductor equipment company, the Company has pursued a policy of seeking patent, copyright and trade secret protection in the United States and other countries for developments, improvements and inventions originating within its organization that are incorporated in the Company's products or that fall within its fields of interest. As of September 29, 2000, the Company owned approximately 130 patents in the United States and approximately 300 patents in other countries, and had approximately 135 patent applications on file with various patent agencies worldwide. The Company intends to file additional patent applications as appropriate.

   The Company relies on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title to protect its rights. The Company has trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for its products in the marketplace. The Company also has agreements with third parties that provide for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses. The termination of certain of such licenses could have a material adverse effect on the Company's business. In particular, the current royalty-bearing license agreements with Applied Materials and TEL for gas-assisted heat transfer patents produced approximately $10 million in royalties in fiscal year 2000, $28 million in fiscal year 1999 and over $77 million in royalties since 1992. The last of the principal patents covered by these licenses will expire on July 9, 2007.

   The Company's competitors, like companies in many high-technology businesses, routinely review the products of others for possible conflict with their own patent rights. There has also been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. As set forth in Item 3 below --"Legal Proceedings", the Company is currently involved in such litigation and there can be no assurances as to the results of such litigation. There can be no assurance that the Company or its licensors or suppliers will not be subject to additional claims of patent infringement or that any claim will not require that the Company pay substantial damages or delete certain features from its products or both.

Sale of Business

   Effective as of June 13, 1997, the Semiconductor Equipment Business (See "Company History") completed the sale of its Thin Film Systems business ("TFS"). Total proceeds received from the sale were $145.5 million in cash. A $51.5 million reserve was recorded to cover, among other items, purchase price disputes, retained liabilities, transaction costs, employee terminations, facilities separation costs, indemnification obligations, litigation expenses and other contingencies. (See "Legal Proceedings").

Environmental Matters

   For a discussion of environmental matters, see Item 7 below--"Management's Discussion and Analysis of Financial Condition and Results of Operations-- Environmental Matters."

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

   SEB entered the ion implantation business in 1975 through the acquisition of Extrion Corporation, in Gloucester, Massachusetts. Since then, the Company has developed a complete line of medium and high current implanters and added the high energy product line in 1998. These systems introduce precise quantities of dopant materials into silicon wafers, creating desired electrical characteristics. In June 1997, the Company sold its TFS business, which made physical vapor deposition equipment, also known as sputtering systems, to Novellus Systems, Inc. ("Novellus"). In July 1998, SEB acquired the high-energy ion implantation equipment product line of Genus.

Employees

   As of September 29, 2000, the Company had 1,896 full-time and temporary employees worldwide--1,503 in North America, 297 in Asia and 96 in Western Europe. None of the Company's employees based in the United States is subject to collective bargaining agreements and the Company has never experienced a work stoppage, slowdown, or strike. The Company's employees based in certain foreign countries may, from time to time, be subject to collective bargaining agreements. The Company currently considers its employee relations to be good.

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

Executive Officers

   The Executive Officers of the Company as of September 29, 2000, were as follows:

      Name and Title      Age                Business Experience
      --------------      ---                -------------------
 Richard A. Aurelio...... 56  Mr. Aurelio has served as the Company's President
  President and Chief         and Chief Executive Officer since April 1999.
  Executive Officer           Prior to April 1999, he was the Executive Vice
                              President of VAI responsible for the
                              Semiconductor Equipment Business. Mr. Aurelio
                              joined VAI in 1991 from a position as Executive
                              Vice President of ASM Lithography, a European
                              based company, where he was also President of its
                              U.S. affiliate. Mr. Aurelio was hired as
                              President of Semiconductor Equipment Business in
                              1991 and was elevated to Executive Vice President
                              of VAI in 1992.

 Ernest L. Godshalk,      55  Mr. Godshalk has served as the Company's Vice
  III....................     President and Chief Financial Officer since April
  Vice President and          1999. Prior to April 1999, he was Vice President,
  Chief Financial Officer     Finance of the Semiconductor Equipment Business
                              of VAI, a position he had held since joining VAI
                              in November 1998. Prior to joining VAI, he was
                              Managing Director of Elgin Management Group (an
                              investment company), a position he held from 1993
                              to 1996 and again in 1998. Mr. Godshalk was Chief
                              Financial Officer and Secretary of Prodigy
                              Communications Corporation (an internet company)
                              from 1996 to 1998.

 Walter F. Sullivan...... 49  Mr. Sullivan has served as the Company's Vice
  Vice President,             President, Customer Operations and Chief
  Customer Operations and     Information Officer since April 1999. Prior to
  Chief Information           April 1999, he was Vice President, Customer
  Officer                     Support, of the Semiconductor Equipment Business,
                              a position he had held since 1995. Prior to
                              joining VAI in 1995, he was Group Director,
                              Worldwide Customer Support Operations for
                              PictureTel Corporation (a telecommunications
                              equipment company), a position he held from 1993
                              to 1995.

 Gary L. Loser........... 50  Mr. Loser has served as Vice President, General
  Vice President, General     Counsel and Secretary of the Company since April
  Counsel and Secretary       1999. Prior to joining the Company, Mr. Loser was
                              Senior Business Counsel and Senior Intellectual
                              Property Counsel for the GE Plastics operating
                              component of General Electric Company, positions
                              he held since 1992. Mr. Loser held various other
                              positions in GE's Legal Department during his 17
                              years with GE.

 Ralph E. Knupp.......... 50  Mr. Knupp has served as the Company's Vice
  Vice President, Human       President, Human Resources and Communications
  Resources and               since April 1999. Prior to joining the Company,
  Communications              Mr. Knupp was Vice President, Human Resources of
                              Reed Elsevier, Inc., a position he held from 1995
                              to 1999. Mr. Knupp was Vice President, Human
                              Resources of Reed Publishing USA, Inc. from 1985
                              to 1995.

 Seth H. Bagshaw......... 40  Mr. Bagshaw has served as Vice President and
  Vice President,             Corporate Controller of the Company since
  Corporate Controller        November 1999. Prior to joining the Company, Mr.
                              Bagshaw was Vice President and Chief Financial
                              Officer for Palo Alto Products International,
                              Pte., Ltd (a product development service
                              provider). Previously, Mr. Bagshaw had held
                              positions as Vice President of Finance and
                              Administration for the Asia-Pacific Region and
                              formerly Corporate Controller for Waters
                              Corporation (an analytical instruments
                              manufacturer) from 1994 to 1998.

Item 2. Properties.

   The Company has six sales and service offices located in the United States and twenty located outside of the United States, including offices in the United Kingdom, France, Germany (2), Ireland, Netherlands, Japan (7), Korea
(3), Taiwan, Hong Kong, Singapore, and Shanghai (PRC). The Company has one manufacturing facility located in Massachusetts and one in Korea, in addition to its headquarters facility in Gloucester, Massachusetts. These offices and facilities aggregate more than 573,000 square feet of which 252,000 square feet is leased. Since 1994, the manufacturing facilities have been registered to the internationally recognized ISO 9001 quality standard. Field support operations in the United States, Korea, France and Taiwan have been registered to the ISO 9002 standard.

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

Item 3. Legal Proceedings.

   In June 1997, Applied Materials filed a civil action against VAI in the U.S. District Court for the Northern District of California alleging infringement of four patents relating to sputter coating systems. Applied Materials contended that its patents were infringed by the M2i, MB/2/(TM) and Inova(TM) systems that were manufactured and sold by TFS prior to VAI's sale of TFS to Novellus in June 1997. The complaint requested unspecified money damages and an injunction prohibiting further infringement and requested that any damages awarded be increased up to three-fold for VAI's and Novellus' alleged willful infringement. Novellus was subsequently added as a defendant in this action and, as part of the sale of TFS, VAI agreed to indemnify Novellus for certain damages it may suffer as a result of such litigation and to reimburse Novellus for up to $7.5 million of its litigation expenses. VAI's answer denied infringement and asserted that the Applied Materials patents were invalid and that one of the asserted patents was unenforceable. VAI also filed a separate suit seeking damages and injunctive relief against Applied Materials contending that certain of Applied Materials' business practices violated antitrust laws. Novellus filed a complaint against Applied Materials which included a claim that Applied Materials had infringed three of the patents acquired by Novellus from the Company.

   In September, 2000, the Company and Applied Materials settled their patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, the Company recorded in Other Income, a gain of $16.0 million ($10.8 million after taxes) in the fourth quarter relating to this litigation settlement. The Company maintained a reserve of $3.0 million to cover any residual obligations described above.

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

   In fiscal year 1999 the Company settled with Novellus, through arbitration, a dispute regarding the valuation of assets of TFS. The Company recorded Other Income of $2.0 million relating to the difference between the actual settlement amount of $4.8 million and the estimated accrual.

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

Item 4. Submission of Matters to a Vote of Securityholders.

   No matters were submitted to a vote of securityholders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended September 29, 2000.

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

                            Fiscal 1999                         High     Low
                            -----------                       -------- --------
      Third Quarter (from April 2, 1999)..................... $17.0000 $ 9.5000
      Fourth Quarter......................................... $24.8125 $16.3750

                            Fiscal 2000
                            -----------
      First Quarter ......................................... $34.9375 $19.1250
      Second Quarter......................................... $72.0000 $30.5000
      Third Quarter.......................................... $69.0000 $41.8125
      Fourth Quarter......................................... $62.6875 $34.0000

   The reported closing price of the Common Stock on the Nasdaq National Market on December 12, 2000 was $26.875 per share. The number of stockholders of record on December 12, 2000 was 4,442.

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

                                                       Fiscal Years
                                           -------------------------------------
                                           2000/1/  1999    1998  1997/2/  1996
                                           ------- ------  ------ ------- ------
                                           (Dollars in million except per share
                                                         amounts)
Summary of Operations:
Revenues.................................. $687.7  $271.9  $342.9 $448.3  $667.2
                                           ------  ------  ------ ------  ------
Operating earnings (loss) before taxes.... $147.4  $(17.5) $ 16.3 $105.9  $122.3
  Income tax provision (benefit) on
   earnings (loss)........................   48.5    (4.3)    4.9   34.9    43.0
                                           ------  ------  ------ ------  ------
Net earnings (loss)....................... $ 98.9  $(13.2) $ 11.4 $ 71.0  $ 79.3
                                           ======  ======  ====== ======  ======
Net earnings (loss) per share--basic...... $ 3.15  $(0.43) $ 0.37 $ 2.33  $ 2.61
                                           ======  ======  ====== ======  ======
Net earnings (loss) per share--diluted.... $ 2.94  $(0.43) $ 0.37 $ 2.33  $ 2.60
                                           ======  ======  ====== ======  ======
Financial Position at Year End:
Total assets.............................. $519.5  $334.1  $224.6 $233.3  $312.1
Capital lease obligations................. $  1.0  $  0.9     --     --      --

   Notes:
/1/Fiscal year 2000 results include a non-recurring pre-tax gain of $16.0 million ($10.8 million after tax or $0.32 per share) relating to a litigation settlement.
/2/Fiscal year 1997 results include a $51.0 million pre-tax gain ($33.2 million after tax or $1.09 per share) on the sale of the Thin Film Systems business.

  This selected financial data should be read in conjunction with the related consolidated financial statements and notes thereto included in Item 14.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   Fiscal 2000 was the first full year as an independent entity for Varian Semiconductor Equipment Associates, Inc., following the spin-off from Varian Associates, Inc. ("VAI") in April 1999. Until April 2, 1999, the Company's business was operated as part of VAI. On April 2, 1999, VAI contributed its Semiconductor Equipment Business ("SEB") to the Company, then distributed to the holders of record of VAI common stock one share of common stock of the Company for each share of VAI common stock owned on March 24, 1999 (the "Distribution"). At the same time, VAI contributed its Instruments Business ("IB") to Varian, Inc. and distributed to the holders of record of VAI common stock one share of common stock of IB for each share of VAI common stock owned on March 24, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. ("VMS") effective as of April 2, 1999. These transactions were accomplished under the terms of a Distribution Agreement by and among the Company, VAI and IB (the "Distribution Agreement"). For purposes of providing an orderly transition and to define certain ongoing relationships between and among the Company, VMS and IB after the Distribution, the Company, VMS and IB also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement (collectively, the "Distribution Related Agreements").

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

 Fiscal Year

   The Company's fiscal years reported are the 52- or 53-week periods which ended on the Friday nearest September 30. Fiscal year 2000 comprises the 52-week period ended on September 29, 2000. Fiscal year 1999 comprises the 52-week period ended on October 1, 1999. Fiscal year 1998 comprises the 53-week period ended October 2, 1998.

 Fiscal Year 2000 Compared to Fiscal Year 1999

   Revenue. The Company's revenues of $687.7 million in fiscal year 2000 increased by 153% above the $271.9 million in fiscal year 1999 due mainly to the increased demand for the semiconductor devices since the industry turnaround that began in the second half of fiscal year 1999. Fourth quarter revenues in fiscal year 1999 included approximately $22.2 million of non-recurring royalty revenue primarily related to a licensing agreement with Tokyo Electron Ltd. Over the course of fiscal year 2000, revenues increased steadily in each consecutive quarter, from $109.8 million in the first quarter to $156.2 million in the second quarter, to $192.8 million in the third quarter, and to $228.9 million in the fourth quarter.

   Royalty revenue for fiscal year 2000 was $10.1 million compared with $28.9 million in fiscal year 1999, primarily due to the aforementioned licensing agreement with Tokyo Electron Ltd.

   Non-U.S. revenues in fiscal year 2000 were $504.2 million compared to $160.8 million in fiscal year 1999. Sales to customers in the Far East were $368.6 million in fiscal 2000 as compared to $106.4 million in fiscal 1999. Sales to customers in Europe were $135.6 million and $54.4 million in fiscal year 2000 and fiscal year 1999, respectively.

   Gross Profit on Product and Service Revenue. Gross profit on product and service revenue (excluding royalty revenue) of $259.1 million for fiscal year 2000 was 38% of product and service revenues compared with $60.4 million for fiscal year 1999, representing 25% of product and service revenues. The increase in gross profit as a percentage of its sales from fiscal year 1999 to fiscal year 2000 was due mainly to the improved capacity utilization and efficiencies in management of costs in a time of rapid expansion.

   Research and Development. Research and development expenses in fiscal year 2000 increased by 25% from $37.6 million in fiscal 1999 to $47.0 million in fiscal year 2000. Research and development expenses were higher largely due to expansion of efforts in both product and services developments, reflected in the introduction of the VIISta series products for 300mm applications, including the new high energy VIISta 3000. Research and development costs in fiscal 1999 included incremental costs incurred pursuant to the discontinuance of a parallel product development research contract, following the acquisition of the high-energy ion implantation equipment product line of Genus.

   Marketing, General and Administrative. Marketing, general and administrative expenses of $98.1 million, were 14% of total revenue in fiscal year 2000, compared to $70.3 million, or 26% of total revenue in fiscal year 1999. Marketing, general and administrative expenses in fiscal year 1999 were higher as a percentage of revenues largely because of the additional administrative expenses in 1999 associated with the transition to operating as an independent company.

   Restructuring Costs. During the second quarter of fiscal year 1999, the company recognized pre-tax restructuring charges of $2.7 million, largely due to the downturn in the industry. The charges included $1.4 million resulting from the cancellation of plans for the expansion of manufacturing in the United States and Japan, and $1.3 million to cover termination costs for a reduction in workforce of 69 employees (approximately 5% of worldwide VSEA employment). There were no restructuring costs in fiscal year 2000. See also Note 14 to the Consolidated Financial Statements.

   Interest Income and Other Income, Net. In fiscal year 2000, the Company recognized interest income of $4.6 million compared to $1.8 million in fiscal year 1999. In fiscal year 2000, the Company recorded other income of $18.7 million before tax, upon settlement of litigation. After recording a payment to Applied Materials, and legal expenses, the Company recorded a gain of $16.0 million in the fourth quarter of fiscal 2000 relating to the difference between the actual settlement amount and the estimated accrual upon settlement of their patent infringement and antitrust litigation, and in the second quarter the Company recorded a gain of $2.7 million upon receipt of a payment in settlement of a dispute relating to the acquisition of a product line which occurred in a prior fiscal year. In fiscal year 1999, the Company recorded other income of $2.0 million relating to the difference between the actual settlement amount of a purchase price dispute relating to the sale of TFS and the estimated accrual.

   Earnings (Loss) before Taxes. In fiscal year 2000, the Company had a pretax income of $147.4 million, compared to a pretax loss of $17.5 million in fiscal year 1999.

   Taxes on Earnings. VSEA's effective income tax rate was 33% in fiscal year 2000, compared to 24% effective income tax benefit rate in fiscal year 1999. These rates are lower than the U.S. federal statutory rate principally due to the tax benefits arising from the use of a foreign sales corporation and tax credits and for fiscal year 1999, unbenefited tax losses incurred prior to the Distribution. Future tax rates may vary from the historic rates depending on the worldwide allocations of earnings and tax planning strategies.

   Net Earnings. As a result of the foregoing factors, in fiscal year 2000 the Company recorded net earnings of $98.9 million compared with a net loss of $13.2 million in fiscal year 1999. The net earnings per diluted share for fiscal year 2000 was $2.94 compared with a net loss in fiscal year 1999 of $0.43 per share.

 Fiscal Year 1999 Compared to Fiscal Year 1998

   Revenue. The Company's revenues of $271.9 million in fiscal year 1999 were 21% below fiscal year 1998 revenues of $342.9 million, due mainly to the effect of the semiconductor industry slowdown that began in the second half of fiscal year 1998 and continued through the first half of fiscal year 1999. Fourth quarter revenues in fiscal year 1999 totaled $107.5 million, up 157% from $41.8 million in the fourth quarter of fiscal year 1998. Included in fourth quarter revenues in fiscal year 1999 were approximately $22.2 million of non-recurring royalty revenue primarily related to a licensing agreement with Tokyo Electron Ltd. Over the course of fiscal year 1999, revenues increased steadily in each consecutive quarter, from $47.4 million in the first quarter to $53.2 million in the second quarter, to $63.8 million in the third quarter, and approximately $85.3 million in the fourth quarter excluding the non-recurring royalty income.

   Royalty revenue for fiscal year 1999 was $28.9 million compared with $10.8 million in fiscal year 1998, primarily due to the aforementioned licensing agreement with Tokyo Electron Ltd.

   Non-U.S. revenues in fiscal year 1999 were $160.8 million compared to $239.3 million in fiscal year 1998. Sales to customers in the Far East were $106.4 million in fiscal 1999 as compared to $172.6 million in fiscal 1998. Sales to customers in Europe were $54.4 million and $66.8 million in fiscal year 1999 and fiscal year 1998, respectively. Starting in the first half of fiscal year 1998, the semiconductor industry began to experience a significant worldwide slowdown in equipment demand, brought about by depressed device pricing, excess capacity and the Asian financial crisis. The slowdown in product demand and extreme volatility in computer industry product pricing caused the semiconductor industry to reduce significantly or delay purchases of semiconductor manufacturing equipment and construction of new fabrication facilities. This slowdown and volatility continued well into fiscal year 1999. These conditions adversely affected the Company's results of operations for most of fiscal year 1999.

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

   Research and Development. Research and development expenses in fiscal year 1999 were $37.6 million, an increase of $0.7 million from the research and development expenditures of $36.9 million in fiscal year 1998. Research and development expenses were higher largely due to incremental costs incurred pursuant to the discontinuance of a parallel product development research contract, following the acquisition of the high-energy ion implantation equipment product line of Genus.

   Marketing, General and Administrative. Marketing, general and administrative expenses of $70.3 million were 26% of revenue in fiscal year 1999, compared to $64.5 million, or 19% of revenue, in fiscal year 1998. Marketing, general and administrative expenses in fiscal year 1999 were higher largely because of the additional administrative expenses associated with the transition to operating as an independent company.

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

   Taxes on Earnings. VSEA's effective income tax benefit rate was 24% in fiscal year 1999, compared to 30% effective income tax expense rate in fiscal year 1998. These rates were lower than the U.S. federal statutory rate principally due to the tax benefits arising from the use of a foreign sales corporation and tax credits and for fiscal year 1999, unbenefited tax losses incurred prior to the Distribution.

   Net Earnings. As a result of the foregoing factors, in fiscal year 1999, the Company incurred a net loss of $13.2 million compared with net earnings of $11.4 million in fiscal year 1998. The net loss per share for fiscal year 1999 was $0.43 compared with net earnings in fiscal year 1998 of $0.37 per share.

Liquidity and Capital Resources

   During fiscal year 2000, the Company generated $51.6 million of cash from operations, compared to consuming $31.3 million in cash in operations in fiscal year 1999, and cash provided by operations of $40.2 million in the fiscal year 1998. Cash provided by operations in fiscal year 2000 came primarily from net earnings of $98.9 million, increases in accounts payable of $32.6 million, warranty provisions of $11.9 million, and from depreciation and amortization of $13.3 million and tax benefit from exercise of stock options of $21.9 million, offset by increases in accounts receivable of $82.1 million and $52.5 million in increased inventories, due to the substantial increase in sales. The Company consumed $31.3 million in cash in fiscal year 1999 due primarily to increased accounts receivables of $41.8 million, an increase in inventories of $8.0 million and a net loss of $13.2 million, offset by an increase in accounts payable of $20.4 million and depreciation and amortization of $12.3 million. In fiscal year 1998 cash provided by operations came primarily from net earnings of $11.4 million, the reduction in accounts receivable of $37.9 million and depreciation and amortization of $8.7 million offset by increases in accrued expenses of $15.7 million and accounts payable of $10.0 million.

   During fiscal year 2000, the Company used $18.2 million for investing activities, mainly from the purchase of property, plant and equipment of $20.4 million, offset by disposals and restricted cash received. In fiscal year 1999, the Company used $7.0 million for investing activities due to a $4.0 million decrease in restricted cash offset by purchases of property, plant and equipment of $10.9 million. In fiscal year 1998, the Company used $31.0 million of cash to acquire the high-energy ion implantation equipment product line of Genus, Inc., and $7.2 million for purchases of property, plant and equipment.

   The Company generated $20.2 million of cash from financing activities in fiscal year 2000, primarily due to the issuance of common stock. In fiscal year 1999, $102.7 million of cash was generated from financing activities in fiscal year 1999 primarily due to the Distribution of cash transfers from VAI. In fiscal year 1998 the Company made cash transfers to VAI of $2.9 million. The cash transfers of fiscal year 1999 and fiscal year 1998 reflect the former operations under VAI. VAI historically used a centralized cash management system to finance its operations. Cash deposits from most of the businesses were transferred to VAI on a daily basis, and VAI funded its required disbursements. As a result, the Company reported no cash or cash equivalents at October 2, 1998. Pursuant to the Distribution Agreement, as of April 2, 1999, the Company received a cash contribution from VAI such that VSEA's cash and cash equivalents equaled $94.5 million, restricted cash which totaled $5.5 million and consolidated debt, which consisted of notes payable of $5.0 million.

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

   The Company's liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, the Company's management believes that cash generated from operations, together with available cash of $121.7 million at September 29, 2000, and the Company's available borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the foreseeable future.

Recent Accounting Pronouncements

 Accounting for Derivative Instruments and Hedging Activities

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for the Company's fiscal year 2001. The Company does not expect the application of SFAS 133 to have a material impact on the Company's financial position or results of operations.

   In June 2000, the Financial Accounting Standards Board issued SFAS No. 138 "Accounting for Certain Derivative Instruments -- an Amendment of SFAS 133" ("Accounting for Derivative Instruments and Hedging Activities"). This statement amends the accounting and reporting standards for certain derivative instruments and hedging activities. The Company will adopt SFAS 138 in 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption of this standard in 2001 is not expected to have a material impact on the Company's consolidated financial statements.

 Revenue Recognition in Financial Statements

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The adoption of SAB 101 will be required in the Company's fourth quarter of fiscal year 2001. The Company is in the process of determining the impact of the implementation on the Company's consolidated financial statements.

Certain Factors That May Affect Future Results

   This 10-K report contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms "believes", "anticipates", "expects", "plans" or similar expressions, are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by forward-looking statements made in this report and presented by management from time to time. Some of the important risks and uncertainties that may cause the Company's operating results to differ are discussed below.

The Company has a limited operating history as an independent company which may make it difficult to assess its financial performance and its ability to address the risks associated with its industry.

   Until April 2, 1999, Varian Associates, Inc. conducted the Company's business as one of its divisions. As a result, the Company has only a limited operating history as an independent company on which its business and prospects can be evaluated. The Company's ability to satisfy its obligations and maintain profitability will depend on its future performance, and the Company has limited experience in addressing various business challenges without the support of its corporate parent. The Company will not be able to rely on the capital resources and cash flow of VAI and will need to generate its own revenues and secure sources of financing when necessary. In addition, the Company is a smaller and less diversified company than VAI was prior to the Distribution which may make the Company more susceptible to economic downturns in the semiconductor industry. If the Company is unable to confront the challenges facing stand-alone companies in its market, its business will suffer.

The semiconductor industry is cyclical, and a slowdown in demand for the Company's semiconductor manufacturing equipment will negatively impact its financial results.

   The semiconductor industry has been cyclical in nature and has historically experienced periodic downturns. The industry experienced extreme volatility in product pricing and a slowdown in product demand during 1998 and 1999. If volatility and slowdowns occur in the future, the semiconductor industry may reduce significantly or delay purchases of semiconductor manufacturing equipment and the construction of new fabrication facilities which would harm the Company's operating results. Even during prior periods in which the Company's revenues declined, in order to remain competitive, the Company continued to invest in research and development and maintained extensive ongoing worldwide customer service and support capability, which adversely affected its financial results. If the upturn in the semiconductor industry is not maintained, the decrease in demand for the Company's products could adversely affect its financial results.

The Company faces intense competition in the semiconductor equipment industry.

   Significant competitive factors in semiconductor equipment manufacturing include the strength of customer relationships, pricing, technological performance and timing, distribution capabilities and financial viability. The Company believes that in order to remain competitive in this industry, it will need to devote significant financial resources to product and process research and development, to offering and marketing a broad range of products, and to maintaining and enhancing customer service and support centers worldwide. The semiconductor equipment industry is becoming increasingly dominated by large manufacturers who have resources to support customers worldwide, and some of the Company's competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, service and support than the Company does. With fewer resources, the Company may not be able to match product offerings or customer service and technical support of its competitors. In addition, some smaller equipment manufacturers provide innovative technology which may have performance advantages over the Company's systems. If these manufacturers continue to improve their product performance and pricing or enter into strategic relationships with other large equipment manufacturers, sales of the Company's products may suffer.

The Company derives a substantial portion of its annual revenues from a small number of customers, and its business may be harmed by the loss of any one significant customer.

   Historically, the Company has sold close to half of its systems in any particular period to its ten largest customers. Sales to its ten largest customers in fiscal years 2000, 1999 and 1998 accounted for approximately 55%, 51% and 47% of revenue, respectively. During fiscal 2000, no one customer accounted for 10% or more of revenue. During fiscal year 1999, one customer accounted for 12% and another for 10% of revenue, and during fiscal 1998, one customer accounted for 14% of revenue. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from a significant customer could adversely affect revenues. The Company expects that sales to relatively few customers will continue to account for a high percentage of total revenue in the foreseeable future.

   In addition, the Company may have difficulty in attracting additional large customers because its sales depend, in large part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. Once a semiconductor manufacturer has selected a particular supplier's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Consequently, the Company may experience difficulty in selling to a prospective customer if that customer initially selects a competitor's capital equipment.

The Company's quarterly results of operations are likely to fluctuate, and as a result, the Company may fail to meet the expectations of its investors and securities analysts, which may cause the price of its common stock to decline.

   The Company has experienced and expects to continue to experience significant fluctuations in its quarterly operating results. From time to time, customers may reschedule or cancel shipments, or production difficulties could delay shipments. A delay in shipments in any quarter due to these factors may cause revenues in such quarters to fall significantly below expectations, which could cause the market price of the Company's common stock to decline. The Company's operating results also fluctuate based on gross profits realized on sales. Gross profit as a percentage of revenue may vary based on a variety of factors, including the mix and average selling prices of products sold and costs to manufacture upgrades and customize systems. In addition, a number of other factors could impact the Company's quarterly operating results, including the following:

  .  unexpected procurement or manufacturing difficulties;

  .  pricing of key components;

  .  fluctuations in foreign exchange rates;

  .  adverse weather conditions at its manufacturing facilities; and

  .  general conditions in the semiconductor equipment industry.

   Because the Company's operating expenses are based on anticipated capacity levels, and a high percentage of the Company's expenses are relatively fixed, a variation in the timing of recognition of revenue and the level of gross profit from a single transaction could cause operating results to vary significantly from quarter to quarter.

The Company's future business depends, in part, on its ability to successfully introduce and manage the transition to new products, and the Company may not succeed in accomplishing these goals.

   The Company believes that its future success will depend on its ability to develop, manufacture and successfully introduce new systems and product lines with improved capabilities and to continue enhancing existing products, in particular products that respond to the trend toward single-wafer processing and 300mm wafer processing. The Company derives virtually all of its revenue from sales and servicing of ion implantation systems and related products and services. If the Company's next generation VIISta ion implant platform, which relies on single-wafer processing, does not gain market acceptance, future operating results will suffer. The Company must accurately forecast the demand for new products while managing the transition from older products, or it may otherwise mismanage inventory levels. In addition, the Company may be unable to complete the development or meet the technical specifications of new systems or enhancements or to manufacture and ship these systems or enhancements in volume and on time, which may harm its reputation and business. In the past, the Company has experienced some delays in manufacturing and shipping systems and enhancements as well as problems with their reliability and quality. If any of its new products have reliability or quality problems, it may incur additional warranty and service expenses, experience a decline in product orders or incur higher manufacturing costs to correct such problems, all of which could adversely affect financial results.

Economic problems in Asian markets could cause sales of the Company's products to decline.

   International sales accounted for 73%, 59% and 70% of the Company's revenues in fiscal years 2000, 1999 and 1998, respectively, and specifically, sales to Asia have accounted for a substantial portion of these revenues. Sales to Asia accounted for 53%, 39% and 51% of revenues in fiscal years 2000, 1999 and 1998, respectively. Because the Company relies on sales to customers in Asia for a substantial portion of its revenues, its business is very likely to be adversely impacted by economic downturns and instability in this area. In 1999 and 1998, the Company's business was harmed by banking and currency problems in some Asian countries. Specifically, the decline in the value of the Korean won, together with Korean customers' difficulties in obtaining credit resulted in a decline in the purchasing power of the Company's Korean customers. This resulted in a cancellation or delay of orders for the Company's products from Korean customers which adversely affected operating results in 1998 and 1999. In fiscal year 2000, the Company recorded revenues of $368.6 million in Asia, compared with $106.4 million in fiscal year 1999, due mainly to increased demand for semiconductor devices. The Company's business in Asia is affected by demand in each country. If the recovery in Japan's economy in 2000 is not sustained, economic conditions in other Pacific Rim countries such as Taiwan may deteriorate or recovery may be delayed, and future sales of the Company's equipment to Asia may decline. In addition, some of the Company's products are assembled in Korea, so the Company is subject to risks associated with locating operations abroad, including currency exchange rate and transfer risks, restrictive measures by foreign governments and general economic and political destabilization.

If the Company is unable to protect its proprietary rights adequately, it may lose its ability to compete effectively in the semiconductor equipment industry.

   The Company relies on obtaining and maintaining patent, copyright and trade secret protection for significant new technologies, products and processes and obtaining key licenses because of the length of time and expense associated with bringing new products through the development process to market. The Company intends to continue to file applications as appropriate for patents covering new products and manufacturing processes. However, the Company cannot provide assurance of the following:

  . that patents will issue from any pending or future patent applications owned by, or licensed to, the Company;

  . that the claims allowed under any issued patents will be sufficiently broad to protect the Company's technology position against competitors;

  . that any issued patents owned by or licensed to the Company will not be challenged, invalidated or circumvented; and

  . that the rights granted under the Company's patents will provide it with competitive advantages.

   The Company also has agreements with third parties for licensing of patented or proprietary technology. These agreements include royalty bearing licenses and technology cross-licenses. The Company's loss of licensing agreements with Applied Materials and Tokyo Electron Limited could have a material adverse effect on its business.

   In addition, the Company maintains and enforces its trademarks to increase customer recognition of its products. If its trademarks are used by unauthorized third parties, its business may be harmed. The Company also relies on contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties to protect its proprietary rights. If these contractual agreements are breached, the Company may not have adequate remedies for any such breaches. The Company also cannot provide assurance that its trade secrets will not otherwise become known to or be independently developed by others.

Patent claims may be expensive to pursue, defend or settle and may substantially divert the Company's resources and the attention of management.

   The Company could incur substantial costs and diversion of management resources in defending patent suits brought against it or in asserting its patent rights against others. If the outcome of any such litigation is unfavorable to the Company, its business may be harmed. The Company may not be aware of pending or issued patents held by third parties that relate to its products or technologies. In the event that a claim is asserted against the Company, it may need to acquire a license to or contest the validity of a competitor's patent. The Company cannot be certain that it could acquire such a license on commercially acceptable terms, if at all, or that it would prevail in such a proceeding. From time to time, the Company has received notices from and has issued notices to such third parties alleging infringement of patent and other intellectual property rights relating to its products. If the Company is subject to future claims of patent infringement, it may be required to make substantial settlement or damages payments and may have to devote substantial resources to reengineering its products.

It is difficult for the Company to predict the quarter in which it will be recognizing revenue from large product orders.

   During a quarter, the Company customarily sells a relatively small number of ion implantation systems that typically sell for prices ranging from approximately $1.8 million to $5.5 million. Consequently, the Company's revenue and operating results could be negatively impacted for a particular quarter if anticipated orders from even a few customers are not received in time to permit shipment during that quarter. In addition, the Company's product order backlog at the beginning of each quarter may not include all systems needed to achieve expected revenues for that quarter. Because the Company may build systems according to forecast, the absence of a significant backlog for an extended period of time could adversely affect operating results.

The Company depends on limited groups of suppliers or single source suppliers, the loss of which could impair its ability to manufacture products and systems.

   The Company obtains some of its components and subassemblies included in its products from a limited group of suppliers, or in some cases a single-source supplier, including magnets and high voltage power supplies and accelerators. The loss of any supplier, including any single source supplier, would require obtaining one or more replacement suppliers and may also require devoting significant resources to product development to incorporate new parts from other sources into its products. The need to change suppliers or to alternate between suppliers might cause delays in delivery or significantly increase the Company's costs. Although the Company has limited insurance to protect against loss due to business interruption from these and other sources, the Company cannot provide assurance that such coverage will be adequate or that it will remain available on commercially acceptable terms. Although the Company seeks to reduce its dependence on these limited source suppliers, disruption or loss of these sources could negatively impact its business and damage customer relationships.

Failure to comply with present or future environmental regulations could subject the Company to penalties and environmental remediation costs.

   The Company is subject to a variety of foreign, federal, state and local laws regulating the discharge of materials into the environment and the protection of the environment. These regulations include discharges into the soil, water and air and the generation, handling, storage and transportation and disposal of waste and hazardous substances. These laws increase the costs and potential liabilities associated with the conduct of the Company's operations.

   VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also in various stages of environmental investigation and or remediation under the direction of, or in consultation with foreign, federal, state and local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI's sale of its Electron Devices business during fiscal year 1995, and the sale of its TFS business during fiscal year 1997). Expenditures by VMS (as successor to VAI) for environmental investigation and remediation amounted to $5.9 million in fiscal year 2000, compared with $2.7 million in fiscal year 1999, and $4.9 million in fiscal year 1998.

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. VMS has accrued $8 million in estimated environmental investigation and remediation costs for these sites and facilites as of September 29, 2000. The amount accrued has not been discounted to present value. As to other sites and facilities, VMS has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. VMS has accrued $30 million, which represents its best estimate of the future costs discounted at 7%, net of inflation, to cover these costs. This reserve is in addition to the $8 million previously described. The Distribution Agreement provides that each of VMS, VSEA and IB will indemnify the others for one-third of these environmental investigation and remediation costs, as adjusted for any insurance proceeds and tax benefits expected to be realized upon payment of these costs.

   These accrued amounts are only estimates of anticipated future environmental related costs, and the amounts actually spent may be greater than such estimates. Accordingly, the Company may need to make additional payments to cover its indemnification obligations that would exceed current estimates. In addition, the Company's present and past facilities have been in operation for many years, and over that time in the course of those operations, such facilities have used substances which are or might be considered hazardous. The Company also may have generated and disposed of wastes which are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future that the Company cannot now predict.

If the Company loses key employees or is unable to attract and retain key employees, it may be unable to pursue business opportunities.

   The Company's future success depends to a significant extent on the continued service of key managerial, technical and engineering personnel. Competition for such personnel is intense, particularly in the labor markets around the Company's facilities in Massachusetts. The available pool of qualified candidates is limited, and the Company may not be able to retain its key personnel or to attract, train, assimilate or retain other highly qualified engineers and technical and managerial personnel in the future. The loss of these persons or the Company's inability to hire, train or retrain qualified personnel could harm the Company's business and results of operations.

The Company's indemnification obligations under the Distribution Agreement could be substantial, and the Company may not be fully indemnified in accordance with this agreement for the expenses it incurs.

   Under the terms of the Distribution Agreement, each of VMS, IB and the Company has agreed to indemnify the other parties (and certain related persons) from and after consummation of the Distribution with respect to certain indebtedness, liabilities and obligations which could be significant. The availability of such indemnities will depend upon the future financial strength of the companies. There is a risk that one or more of these companies will not be able to satisfy their indemnification obligations. In addition, the Distribution Agreement generally provides that if a court prohibits a company from satisfying its indemnification obligations, then such obligations will be shared equally by the other companies.

The Company has anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of its common stock.

   Provisions of the Company's certificate of incorporation, its by-laws and Delaware law could delay, defer or prevent an acquisition or change in control of the Company or otherwise adversely affect the price of its common stock. For example, the Company's Board of Directors is classified into three classes, and stockholders do not have the right to call special meetings of stockholders. The Company's certificate of incorporation also permits its board to issue shares of preferred stock without stockholder approval. In addition to delaying or preventing an acquisition, the issuance of a substantial number of preferred shares could adversely affect the price of the common stock. The Company has also adopted a stockholders rights plan which may significantly dilute the equity interests of persons seeking to acquire control of the Company without the approval of the Board of Directors.

The Company does not anticipate paying dividends on its common stock in the future.

   The Company has not paid and does not anticipate paying dividends on its common stock. The Company's Board of Directors will have discretion to make decisions to pay dividends to common stockholders in the future which decision will depend on a number of factors, including results of operations, financial conditions and contractual restrictions, that the Board, in its opinion, deems relevant.

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

   The Company hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar denominated currencies and with anticipated foreign currency cash flows. The Company does not enter into forward exchange contracts for trading purposes. The Company's forward exchange contracts generally range from one to two months in original maturity. No forward exchange contract has an original maturity greater than one year.

   Forward exchange contracts outstanding as of September 29, 2000 are summarized as follows:

                                                Notional   Contract
                                                  Value      Rate   Fair Value
                                               ----------- -------- -----------
Foreign Currency Purchase Contracts:
  Euro........................................ $ 5,495,700  0.9008  $ 5,330,304
  British Pound...............................     365,595 1.46238      362,319
  Japanese Yen................................   6,103,430  107.32    6,077,758
  Korean Won..................................     582,960 1115.00      577,265
  New Taiwan Dollar...........................     571,885   31.30      572,068
                                               -----------          -----------
    Total Foreign Currency Purchase
     Contracts................................  13,119,570           12,919,714
Foreign Currency Sell Contracts:
  Japanese Yen ...............................  28,954,403  105.42   28,393,802
  New Taiwan Dollar...........................      76,577   31.08       76,063
  Korean Won..................................     993,677 1107.00      976,909
  Israeli Shekel..............................     968,102  4.0285      962,963
                                               -----------          -----------
    Total Foreign Currency Sell Contracts.....  30,992,759           30,409,737
                                               -----------          -----------
    Total Contracts........................... $44,112,329          $43,329,451
                                               ===========          ===========

   There were no significant unrealized gains or losses for these forward contracts as of September 29, 2000. The fair value of forward exchange contracts generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of the Company's exposure.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   The response to this item is contained in part under the caption "Executive Officers" in Part I of this Annual Report on Form 10-K and in part in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on February 7, 2001 (the "2001 Proxy Statement") under the caption "Proposal 1-- Election of Directors," which section is incorporated herein by this reference.

   Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Item 11. Executive Compensation.

   The response to this item is contained in the 2001 Proxy Statement under the caption "Proposal 1--Election of Directors," which section is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The response to this item is contained in the 2001 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management," which section is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions.

   The response to this item is contained in the 2001 Proxy Statement under the caption "Proposal 1--Election of Directors," which section is incorporated herein by this reference.

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

      . Consolidated Statements of Operations

      . Consolidated Statements of Cash Flows

      . Consolidated Statements of Stockholders' Equity

      . Notes to Consolidated Financial Statements

    (2) Consolidated Financial Statement Schedule: (see index on page F-1 of this report)

      The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2000, 1999 and 1998, and the related Report of Independent Accountants are filed as a part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries.

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

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended September 29, 2000.

   On October 10, 2000, the Company filed a report on Form 8-K, as amended on October 11, 2000, recording the settlement of patent infringement and anti-trust litigation with Applied Materials. After payments to Applied Materials and legal expenses, the Company recorded a gain of $16.0 million ($10.8 million after tax) for fiscal year 2000.

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

Date: December 18, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                               Title                          Date
              ---------                               -----                          ----

        /s/ Richard A. Aurelio        President and Chief Executive         December 13, 2000
  ___________________________________  Officer and Director (Principal
          Richard A. Aurelio           Executive Officer)

     /s/ Ernest L. Godshalk, iii      Vice President and Chief Financial    December 13, 2000
  ___________________________________  Officer (Principal Financial
        Ernest L. Godshalk, III        Officer)

         /s/ Seth H. Bagshaw          Vice President and Corporate          December 13, 2000
  ___________________________________  Controller (Principal Accounting
            Seth H. Bagshaw            Officer)

         /s/ Robert W. Dutton         Director                              December 13, 2000
  ___________________________________
           Robert W. Dutton

       /s/ Angus A. MacNaughton       Director                              December 13, 2000
  ___________________________________
         Angus A. MacNaughton

       /s/ George W. Chamillard       Director                              December 13, 2000
  ___________________________________
         George W. Chamillard

        /s/ J. Tracy O'Rourke         Chairman of the Board                 December 13, 2000
  ___________________________________
           J. Tracy O'Rourke

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
  2.1*   Distribution Agreement among Varian Associates, Inc., Varian
          Semiconductor Equipment Associates, Inc. and Varian, Inc. dated as of
          January 14, 1999.
  3.1*   Restated Certificate of Incorporation of Varian Semiconductor
          Equipment Associates, Inc.
  3.2*   By-Laws of Varian Semiconductor Equipment Associates, Inc.
  4.1*   Specimen Common Stock Certificate.
  4.2*   Rights Agreement.
 10.1*   Employee Benefits Allocation Agreement among Varian Associates, Inc.,
          Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.
 10.2*   Intellectual Property Agreement among Varian Associates, Inc., Varian
          Semiconductor Equipment Associates, Inc., and Varian, Inc.
 10.3*   Tax Sharing Agreement among Varian Associates, Inc., Varian
          Semiconductor Equipment Associates, Inc. and Varian, Inc.
 10.4*   Transition Services Agreement among Varian Associates, Inc., Varian
          Semiconductor Equipment Associates, Inc. and Varian, Inc.
 10.5*   Form of Change in Control Agreement for CEO and Senior Executives.
 10.6*   Form of Indemnity Agreement with Directors and Executive Officers.
 10.7*   Varian Semiconductor Equipment Associates, Inc. Omnibus Stock Plan.
 10.8*   Varian Semiconductor Equipment Associates, Inc. Management Incentive
          Plan.
 10.9*   Agreement, dated as of July 24, 1998, between Varian Associates, Inc.
          and High Voltage Engineering Europa B.V.
 10.10   Revolving Credit Agreement between Varian Semiconductor Equipment
          Associates, Inc., and ABN AMRO Bank N.V., Fleet National Bank, Bank
          of America, N.A., The Chase Manhattan Bank, Citizens Bank of
          Massachusetts and The Fuji Bank, Limited dated May 16, 2000.
 21*     Subsidiaries of the Registrant.
 27      Financial Data Schedule.

--------
* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form 10 (File No. 000-25395).

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

   The following financial statements of the registrant and its subsidiaries are required to be included in Item 8:

                                                                          Page
                                                                          ----
Report of PricewaterhouseCoopers LLP, Independent Accountants............ F-2
Consolidated Statements of Operations for fiscal years ended September
 29, 2000, October 1,1999, and October 2, 1998........................... F-3
Consolidated Balance Sheets as of September 29, 2000 and October 1,
 1999.................................................................... F-4
Consolidated Statements of Cash Flows for fiscal years ended September
 29, 2000, October 1, 1999, and October 2, 1998.......................... F-5
Consolidated Statements of Stockholders' Equity for fiscal years ended
 September 29, 2000, October 1, 1999, and October 2, 1998................ F-6
Notes to the Consolidated Financial Statements........................... F-7

   The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2000, 1999, and 1998, and the related Report of Independent Accountants are filed as a part of this Report as required to be included in Item 14(a) and should be read in conjunction with the Consolidated
Financial Statements of the Registrant and its subsidiaries:

Financial Statement Schedules

                                                                          Page
                                                                          ----
Report of Independent Accountants on Financial Statements Schedule....... S-1
Schedule II--Valuation and Qualifying Accounts and Reserves.............. S-2

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

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Varian Semiconductor Equipment Associates, Inc.:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Varian Semiconductor Equipment Associates, Inc. and its subsidiaries at September 29, 2000 and October 1, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 29, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                              /s/ PricewaterhouseCoopers LLP
                                          By: _________________________________
                                                   PricewaterhouseCoopers LLP

Boston, Massachusetts
October 26, 2000,
except Note 16, which
is December 1, 2000.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Fiscal Year Ended
                                              --------------------------------
                                              September 29, October   October
                                                  2000      1, 1999   2, 1998
                                              ------------- --------  --------
                                               (Amounts in thousands, except
                                                      per share data)
Revenue
Product revenue..............................   $626,219    $206,419  $303,492
Service revenue..............................     51,432      36,614    28,685
Royalties....................................     10,068      28,852    10,767
                                                --------    --------  --------
  Total revenue..............................    687,719     271,885   342,944
                                                --------    --------  --------
Operating Costs and Expenses
Cost of product and service revenue..........    418,573     182,604   225,237
Research and development.....................     47,025      37,582    36,897
Marketing, general and administrative........     98,063      70,310    64,500
Restructuring costs..........................        --        2,688       --
                                                --------    --------  --------
  Total operating costs and expenses.........    563,661     293,184   326,634
                                                --------    --------  --------
Operating earnings (loss)....................    124,058     (21,299)   16,310
Interest income, net.........................      4,597       1,821       --
Other income, net............................     18,700       2,009       --
                                                --------    --------  --------
Earnings (loss) before taxes.................    147,355     (17,469)   16,310
Income tax provision (benefit) on earnings
 (loss)......................................     48,490      (4,262)    4,913
                                                --------    --------  --------
Net earnings (loss)..........................   $ 98,865    $(13,207) $ 11,397
                                                ========    ========  ========
Weighted average shares outstanding--basic...     31,375      30,428    30,423
                                                ========    ========  ========
Weighted average shares outstanding--
 diluted.....................................     33,681      30,428    30,508
                                                ========    ========  ========
  Net earnings (loss) per share--basic.......   $   3.15    $  (0.43) $   0.37
                                                ========    ========  ========
  Net earnings (loss) per share--diluted.....   $   2.94    $  (0.43) $   0.37
                                                ========    ========  ========


        See accompanying Notes to the Consolidated Financial Statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                         September 29, October
                                                             2000      1, 1999
                                                         ------------- --------
                                                         (Amounts in thousands,
                                                           except share data)
                        ASSETS
Current Assets
Cash and cash equivalents..............................    $121,692    $ 65,968
Restricted cash........................................         --        1,000
Accounts receivable, net...............................     182,396     100,497
Inventories, net.......................................     125,766      70,437
Deferred taxes.........................................      18,128      32,536
Other current assets...................................       7,884       2,887
                                                           --------    --------
  Total Current Assets.................................     455,866     273,325
                                                           --------    --------
Property, plant and equipment..........................     104,525      92,364
Accumulated depreciation and amortization..............     (60,770)    (54,066)
                                                           --------    --------
Net property, plant and equipment......................      43,755      38,298
Other assets...........................................      19,869      22,521
                                                           --------    --------
    Total Assets.......................................    $519,490    $334,144
                                                           ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable..........................................    $  5,541    $  5,523
Accounts payable.......................................      63,392      30,709
Accrued expenses.......................................      74,309      76,455
Product warranty.......................................      28,190      15,899
Advance payments from customers........................       4,566       4,212
                                                           --------    --------
  Total Current Liabilities............................     175,998     132,798
Long-term accrued expenses.............................       6,792       7,176
Deferred taxes.........................................       1,546         985
                                                           --------    --------
  Total Liabilities....................................     184,336     140,959
                                                           --------    --------
Stockholders' Equity
Preferred stock, par value $.01; authorized 5,000,000
 shares, issued none
Common stock, par value $.01; authorized 150,000,000
 shares, issued and outstanding 32,103,167 at September
 29, 2000, and 30,474,492 at October 1, 1999...........         321         305
Capital in Excess of Par Value.........................     223,263     180,175
Retained Earnings......................................     111,570      12,705
                                                           --------    --------
  Total Stockholders' Equity...........................     335,154     193,185
                                                           --------    --------
    Total Liabilities and Stockholders' Equity.........    $519,490    $334,144
                                                           ========    ========

        See accompanying Notes to the Consolidated Financial Statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the Fiscal Year Ended
                                            -----------------------------------
                                            September 29,  October   October 2,
                                                2000       1, 1999      1998
                                            ------------- ---------  ----------
                                                  (Amounts in thousands)
Operating Activities
  Net cash provided by (used in) Operating
   Activities..............................   $ 51,608    $ (31,267)  $ 40,219
                                              --------    ---------   --------
Investing Activities
  Purchase of property, plant and
   equipment...............................    (20,375)     (10,977)    (7,191)
  Proceeds from disposal of property, plant
   and equipment...........................      1,175          --         --
  Purchase of business, net of cash
   acquired................................        --           --     (31,014)
  Restricted cash paid.....................        --        (1,000)       --
  Restricted cash received.................      1,000        5,000        --
                                              --------    ---------   --------
Net cash provided by (used in) Investing
 Activities................................    (18,200)      (6,977)   (38,205)
                                              ========    =========   ========
Financing Activities
  Proceeds from the issuance of common
   stock to settle stock option exercises
   (excluding tax benefit of $21,880)......     20,177          193        --
  Other....................................        --          (214)       --
  Net transfers (to) from Varian
   Associates, Inc. .......................        --       102,712     (2,885)
                                              --------    ---------   --------
Net cash provided by (used in) Financing
 Activities................................     20,177      102,691     (2,885)
                                              --------    ---------   --------
Effects of exchange rate changes on cash...      2,139        1,521        871
                                              --------    ---------   --------
Net increase (decrease) in cash and cash
 equivalents...............................     55,724       65,968        --
Cash and cash equivalents at beginning of
 period....................................     65,968          --         --
                                              --------    ---------   --------
Cash and cash equivalents at end of
 period....................................   $121,692    $  65,968   $    --
                                              ========    =========   ========
Detail of net cash provided by (used in)
 Operating Activities
  Net earnings (loss)......................   $ 98,865    $ (13,207)  $ 11,397
  Adjustments to reconcile net earnings
   (loss) to net cash provided by (used in)
   operating activities....................
    Depreciation and amortization..........     13,264       12,347      8,715
    Provision for doubtful accounts........        473        2,212        243
    Loss on disposal of fixed assets.......        352          --         --
    Compensatory stock option expense......      1,047          --         --
    Tax benefit from exercise of stock
     options...............................     21,880          --         --
    Deferred taxes.........................     15,061          726      4,500
  Changes in assets and liabilities, net of
   business acquired
    Accounts receivable....................    (82,095)     (41,780)    37,942
    Inventories............................    (52,487)      (7,961)     3,676
    Other current assets...................     (4,997)       1,638     (2,480)
    Accounts payable.......................     32,550       20,378    (10,047)
    Accrued expenses.......................     (3,550)        (463)   (15,697)
    Product warranty.......................     11,862       (5,477)    (1,821)
    Advance payments from customers........        (58)         436      1,605
    Long term accrued expenses.............       (384)         380        549
    Other..................................       (175)        (496)     1,637
                                              --------    ---------   --------
Net cash provided by (used in) Operating
 Activities................................   $ 51,608    $ (31,267)  $ 40,219
                                              ========    =========   ========
Supplemental information to the cash flow:
Cash payments for income taxes.............   $ 23,887    $     700   $    --
                                              ========    =========   ========
Cash payments for interest.................   $    158    $     --    $    --
                                              ========    =========   ========


        See accompanying Notes to the Consolidated Financial Statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        Capital
                                           in
                                         Excess
                                 Common  of Par   Retained Divisional
                                 Stock   Value    Earnings   Equity    Total
                                 ------ --------  -------- ---------- --------
                                            (Amounts in thousands)
Balance at September 26, 1997...  $--   $    --   $    --   $ 94,737  $ 94,737
  Net earnings for the year.....   --        --        --     11,397    11,397
  Net transfers to Varian
   Associates, Inc..............   --        --        --     (2,885)   (2,885)
                                  ----  --------  --------  --------  --------
Balance at October 2, 1998......   --        --        --    103,249   103,249
  Net loss prior to
   Distribution.................   --        --        --    (25,912)  (25,912)
  Net income subsequent to
   Distribution.................   --        --     12,705       --     12,705
  Net transfers to Varian
   Associates, Inc..............   --        --        --    (77,337)  (77,337)
  Distribution to shareholders..   304   186,341       --        --    186,645
  Distribution Agreement
   adjustments..................   --     (6,596)      --        --     (6,596)
  Issuance of stock under
   omnibus stock, stock option,
   and employee stock purchase
   plans........................     1       430       --        --        431
                                  ----  --------  --------  --------  --------
Balance at October 1, 1999......  $305  $180,175  $ 12,705  $    --   $193,185
                                  ====  ========  ========  ========  ========
  Net income for the year.......   --        --     98,865       --     98,865
  Compensatory stock option
   expense......................   --      1,047       --        --      1,047
  Issuance of stock under
   omnibus stock and stock
   option plans, including tax
   benefit of $21,880...........    16    42,041       --        --     42,057
                                  ----  --------  --------  --------  --------
Balance at September 29, 2000...  $321  $223,263  $111,570  $    --   $335,154
                                  ====  ========  ========  ========  ========


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

   The consolidated financial statements of the Company generally reflect the financial position, results of operations and cash flows of the Company as of and for the year ended September 29, 2000, together with the year ended October 1, 1999. Operations prior to April 2, 1999, had been part of the former Varian Associates, Inc. ("VAI"). On April 2, 1999, VAI contributed its Semiconductor Equipment Business ("SEB") to the Company, then distributed to the holders of record of VAI common stock one share of common stock of the Company for each share of VAI common stock owned on March 24, 1999 (the "Distribution"). At the same time, VAI contributed its Instruments Business ("IB") to Varian, Inc. and distributed to the holders of record of VAI common stock one share of common stock of IB for each share of VAI common stock owned on March 24, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. ("VMS") effective as of April 2, 1999. These transactions were accomplished under the terms of a Distribution Agreement by and among the Company, VAI, hereafter referred to as VMS for periods following the Distribution, and IB (the "Distribution Agreement"). For purposes of providing an orderly transition and to define certain ongoing relationships between and among the Company, VMS and IB after the Distribution, the Company, VMS and IB also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement (collectively, the "Distribution Related Agreements").

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

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Note 2. Summary of Significant Accounting Policies

 Fiscal Year

   The Company's fiscal years reported are the 52- or 53-week periods which ended on the Friday nearest September 30. Fiscal year 2000 comprises the 52-week period ended on September 29, 2000. Fiscal year 1999 comprises the 52-week period ended on October 1, 1999. Fiscal year 1998 comprises the 53-week period ended October 2, 1998.

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

 Foreign Currency Translation

   For non-U.S. operations, the U.S. dollar is the functional currency. Monetary assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates. Nonmonetary assets such as inventories and property, plant, and equipment are translated at historical rates. Income and expense items are translated at effective rates of exchange prevailing during each year, except that inventories and depreciation charged to operations are translated at historical rates. The aggregate exchange gain included in general and administrative expenses for fiscal year 2000 was $0.7 million. In fiscal year 1999 the aggregate exchange gain was $1.0 million, and in fiscal year 1998, the aggregate exchange loss was $0.9 million.

 Divisional Equity

   Divisional equity includes the historical investments and advances from VAI, including net transfers to/from VAI, third party liabilities paid on behalf of the Company by VAI, amounts due to affiliates related to purchases, amounts due to/from VAI for services and other charges, and predistribution earnings (losses) of the Company.

 Revenue Recognition

   Product and service revenue are generally recognized upon delivery of products or services subject to contract terms and conditions. The Company's products are generally subject to installation and warranty, and the Company provides for the estimated future costs of installation and warranty in cost of sales when sales are

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

recognized. Service revenue is recognized ratably over the period of the related contract. Royalty revenue is recognized when contractual obligations are met and revenue is earned.

 Cash and Cash Equivalents

   The Company considers currency on hand, demand deposits, and all highly liquid investments with an original purchase maturity of three months or less to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short maturities of those financial instruments. As of October 1, 1999 the company also had restricted cash pursuant to the purchase of Genus, Inc. (see Note 13) and to foreign trade laws. The restrictions on these amounts were released in fiscal year 2000.

 Accounts Receivable

   Accounts receivable consist of the following (in thousands) :

                                                         September 29, October
                                                             2000      1, 1999
                                                         ------------- --------
   Billed receivables...................................   $185,352    $103,176
   Allowance for doubtful accounts......................     (2,956)     (2,679)
                                                           --------    --------
   Accounts receivable, net.............................   $182,396    $100,497
                                                           ========    ========

 Concentration of Risk

   Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable, cash investments and forward exchange contracts. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. As of September 29, 2000, one customer had amounts owed to the Company amounting to 14% of the total accounts receivable balance. As of October 1, 1999, no one customer had amounts owing to the Company amounting to 10% of the total accounts receivable balance.

   During fiscal year 2000, no one customer accounted for 10% or more of the Company's revenue. In fiscal year 1999, revenue from two customers each accounted for 12% and 10% of the Company's revenue. In fiscal year 1998, revenue for one customer accounted for 14% of total revenue. Except for the one-time royalty payment in fiscal year 1999, the concentration of customers is primarily within the products and services segments of the Company.

   International sales accounted for 73%, 59% and 70% of the Company's revenues in fiscal years 2000, 1999 and 1998, respectively, and specifically, sales to Asia have accounted for a substantial portion of these revenues. Sales to Asia accounted for 53%, 39% and 51% of revenues in fiscal years 2000, 1999 and 1998, respectively. Because the Company relies on sales to customers in Asia for a substantial portion of its revenues, its business is very likely to be adversely impacted by economic downturns and instability in this area. In 1999 and 1998, the Company's business was harmed by banking and currency problems in some Asian countries.

   The Company maintains cash investments primarily in U.S. Treasury, government agency securities, and investment quality municipal securities as well as short-term time deposits with investment grade rated financial institutions. Approximately 92% of cash and cash equivalents are invested with four financial institutions. The Company also places forward foreign exchange contracts with investment grade rated financial institutions in order to minimize currency risk exposure.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

 Inventories

   Inventories are valued at the lower of cost or market (realizable value) using last-in, first-out (LIFO) cost for the U.S. inventories amounting to $104.3 million and $62.5 million at fiscal 2000 and 1999, respectively. All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $22.5 million in fiscal year 2000, $20.9 million in fiscal 1999, and $18.0 million in fiscal 1998. The main components of inventories are as follows:

                                                                    2000  1999
                                                                   ------ -----
                                                                   (Dollars in
                                                                    millions)
   Raw materials and parts........................................   61.4  36.7
   Work in process................................................   45.5  10.6
   Finished goods.................................................   18.9  23.1
                                                                   ------ -----
   Total Inventories.............................................. $125.8 $70.4
                                                                   ====== =====

   The Company's inventories include high technology parts and components that may be specialized in nature or subject to rapid technological obsolescence. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence in estimating the required allowance to reduce recorded amounts to net realizable values, such estimates could change in the future.

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

                                                       Useful Life  2000  1999
                                                       ----------- ------ -----
                                                                   (Dollars in
                                                                    millions)
   Land and land improvement..........................      --     $  2.5 $ 2.5
   Building...........................................    20-40      32.0  27.8
   Machinery and equipment............................      2-7      68.5  58.7
   Construction in progress...........................      --        1.5   3.4
                                                                   ------ -----
   Total Property, Plant, and Equipment...............             $104.5 $92.4
                                                                   ====== =====

   Depreciation expenses amounted to $10.5 million, $9.7 million, and $7.3 million, for the fiscal years 2000, 1999 and 1998, respectively. The cost and accumulated depreciation and amortization for machinery and equipment held under capital leases were $2.5 million and $1.4 million, respectively as of September 29, 2000. The cost and accumulated depreciation and amortization for machinery and equipment held under capital leases were $1.6 million and $0.7 million, respectively, as of October 1, 1999. Assets acquired under capital leases were $0.9 million in fiscal year 2000 and $0.9 million in fiscal year 1999. There were no capital leases in fiscal year 1998.

 Goodwill and Other Long-Lived Assets

   Goodwill, which is the excess of the cost of acquired businesses over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed, is amortized on a straight-line basis over periods ranging from

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

10 to 40 years. Included in other assets at September 29, 2000 and October 1, 1999 is goodwill of $15.7 million and $17.4 million, respectively (net of accumulated amortization of $3.8 million and $2.0 million, respectively).

   Also included in other assets at September 29, 2000 and October 1, 1999 is other intangible assets of $0.2 million and $1.2 million (net of accumulated amortization of $19.5 million and $18.5 million, respectively) which are being amortized on a straight-line basis over 3-17 years.

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

 Taxes on Earnings

   The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The Company has not provided for possible U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. At September 29, 2000 and October 1, 1999, such undistributed foreign earnings were approximately $7.7 million and $6.3 million, respectively.

 Research and Development

   Company-sponsored research and development costs related to both present and future products are expensed currently. Total expenditures on research and development for fiscal 2000, 1999, and 1998, were $47.0 million, $37.6 million, and $36.9 million, respectively.

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

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

   A reconciliation of the numerator and denominator used in the earnings
(loss) per share calculations is presented as follows:

                                                            Fiscal Year
                                                      -------------------------
                                                       2000     1999     1998
                                                      ------- --------  -------
                                                       (Dollars in thousands
                                                       except per share data)
Numerator:
Net earningas (loss)................................. $98,865 $(13,207) $11,397
Denominator:
Denominator for basic earnings (loss) per share--
Weighted average shares outstanding..................  31,375   30,428   30,423
Effect of dilutive securities:
Stock options........................................   2,306      --        85
                                                      ------- --------  -------
Denominator for diluted earnings (loss) per share....  33,681   30,428   30,508
                                                      ------- --------  -------
Basic earnings (loss) per share...................... $  3.15 $  (0.43) $  0.37
                                                      ======= ========  =======
Diluted earnings (loss) per share.................... $  2.94 $  (0.43) $  0.37
                                                      ======= ========  =======

   For fiscal year 2000, options to purchase 0.5 million common shares at a weighted average exercise price of $53.29 whose exercise price exceeded the market value of the underling common stock, were excluded from the computation of diluted earnings per share. For fiscal year 1999, there were options to purchase 2.9 million common shares at a weighted average exercise price of $15.62 whose exercise price exceeded the market value of the underlying common stock. As the Company was in a net loss position, potential common shares in the form of stock options were excluded from the computation of diluted loss per share for the year ended October 1, 1999 as their effect was anti-dilutive. For fiscal year 1998, options to purchase 1.8 million common shares at a weighted average exercise price of $15.96 were excluded from the computation as their effect was anti-dilutive due to their exercise price exceeding the market value of the underlying common stock.

Note 3. Recent Accounting Pronouncements

 Accounting for Derivative Instruments and Hedging Activities

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for the Company's fiscal year 2001. The Company does not expect the application of SFAS 133 to have a material impact on the Company's financial position or results of operations.

   In June 2000, the Financial Accounting Standards Board issued SFAS No. 138 "Accounting for Certain Derivative Instruments -- an Amendment of SFAS 133" ("Accounting for Derivative Instruments and Hedging Activities"). This statement amends the accounting and reporting standards for certain derivative instruments and hedging activities. The Company will adopt SFAS 138 in 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption of this standard in 2001 is not expected to have a material impact on the Company's consolidated financial statements.

 Revenue Recognition in Financial Statements

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the staff's view

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

in applying generally accepted accounting principles to selected revenue recognition issues. The adoption of SAB 101 will be required in the Company's fourth quarter of fiscal year 2001. The Company is in the process of determining the impact of the implementation on the Company's consolidated financial statements.

Note 4. Notes Payable

   On April 2, 1999, the Company, pursuant to the Distribution, assumed a note payable in Japanese Yen amounting to $5.0 million equivalent U.S. Dollars. This note payable was collateralized by $5.0 million of restricted cash and accrued interest at a rate of 1.85%. In September 1999, this note payable was repaid and related collateral released. The Company renegotiated a new 90 day revolving note payable with an interest rate of 1.85% (at October 1, 1999), which approximates the effective interest rate of this borrowing. This note is unsecured and carries no restrictive covenants. During fiscal 2000, the Company renewed this note payable. As of September 29, 2000, the note payable in Japanese Yen, outstanding and payable in November, 2000, accrues interest at a rate of 2.15% per year. The Company expects to renew this note upon maturity.

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

Note 5. Accrued Expenses

                                                                    2000  1999
                                                                    ----- -----
                                                                    (Dollars in
                                                                     millions)
   Payroll and employee benefits................................... $17.6 $ 7.1
   Income taxes payable............................................   3.4  17.2
   Estimated loss contingencies....................................  10.2  36.4
   Deferred income.................................................  18.4   5.7
   Other...........................................................  24.7  10.1
                                                                    ----- -----
   Total Accrued Expenses.......................................... $74.3 $76.5
                                                                    ===== =====

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

   At the present time, the Company hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar denominated currencies and with anticipated foreign

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

currency cash flows. The Company does not enter into forward exchange contracts for trading purposes. The Company's forward exchange contracts generally range from one to two months in original maturity. No forward exchange contract has an original maturity greater than one year.

   Forward exchange contracts outstanding as of September 29, 2000 are summarized as follows:

                                                Notional   Contract
                                                  Value      Rate   Fair Value
                                               ----------- -------- -----------
Foreign Currency Purchase Contracts:
  Euro........................................ $ 5,495,700  0.9008  $ 5,330,304
  British Pound...............................     365,595 1.46238      362,319
  Japanese Yen................................   6,103,430  107.32    6,077,758
  Korean Won..................................     582,960 1115.00      577,265
  New Taiwan Dollar...........................     571,885   31.30      572,068
                                               -----------          -----------
    Total Foreign Currency Purchase
     Contracts................................  13,119,570           12,919,714
Foreign Currency Sell Contracts:
  Japanese Yen................................  28,954,403  105.42   28,393,802
  New Taiwan Dollar...........................      76,577   31.08       76,063
  Korean Won..................................     993,677 1107.00      976,909
  Israeli Shekel..............................     968,102  4.0285      962,963
                                               -----------          -----------
    Total Foreign Currency Sell Contracts.....  30,992,759           30,409,737
                                               -----------          -----------

    Total Contracts........................... $44,112,329          $43,329,451
                                               ===========          ===========

   There were no significant unrealized gains or losses for these forward contracts as of September 29, 2000. The fair value of forward exchange contracts generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of the Company's exposure.

Note 8. Stockholders' Equity and Employee Stock Plans

   The Company's authorized capital stock consist of 150,000,000 shares of common stock of which 30,422,792 were issued upon the Distribution and 5,000,000 shares of preferred stock, none of which is outstanding. Each holder of common stock is entitled to one vote for each share owned of record on all matters submitted to a vote of stockholders. There are no cumulative voting rights. Subject to the preferential rights of any outstanding series of preferred stock, the holders of common stock will be entitled to such dividends as may be declared by the Board of Directors.

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

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

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

   The Compensation Committee of the Company's Board of Directors administers the Plan. The exercise price for stock options granted under the Plan typically will not be less than 100% of the fair market value on the date of the grant. Options granted are exercisable at the times and on the terms established by the Compensation Committee, but not later than 10 years after the date of the grant. Options granted are generally exercisable in cumulative installments of one-third each year commencing one year following the date of the grant. When certain non-qualified stock options are exercised by domestic employees and Directors, the Company generally receives a tax deduction to the extent that the fair market value of the stock option upon exercise exceeds the option price. In fiscal year 2000 the Company recorded $1.0 million of compensation expense for issues and modifications to stock options.

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

   At September 29, 2000, options with respect to 2,498,593 shares were available to grant.

                        Option Activity Under the Plan:

                                                                Weighted Average
                                                        Shares   Exercise Price
                                                        ------  ----------------
                                                         (In thousands except
                                                          per share amounts)
Outstanding as at April 2, 1999........................  3,537       $14.11
Granted................................................  3,088       $11.95
Exercised..............................................     52       $12.38
Cancelled or expired...................................   (255)      $12.05
                                                        ------       ------
Outstanding at October 1, 1999.........................  6,318       $13.15
                                                        ------       ------
Shares exercisable at October 1, 1999..................  2,938       $13.56
                                                        ------       ------
Outstanding at October 1, 1999.........................  6,318       $13.15
                                                        ------       ------
Granted................................................    828       $49.65
Exercised.............................................. (1,606)      $13.01
Cancelled or expired...................................   (160)      $16.26
                                                        ------       ------
Outstanding at September 29, 2000......................  5,380       $18.68
                                                        ------       ------
Shares exercisable at September 29, 2000...............  2,801       $13.70
                                                        ------       ------

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

   The following tables summarize information concerning outstanding and exercisable options under the Plan end of fiscal 2000:

                           Options Outstanding             Options Exercisable
                 --------------------------------------- -----------------------
                                   Weighted
                                    Average     Weighted                Weighted
                     Number        Remaining    Average      Number     Average
Range of          Outstanding     Contractual   Exercise  Exercisable   Exercise
Exercise Prices  (in thousands) Life (in years)  Price   (in thousands)  Price
---------------  -------------- --------------- -------- -------------- --------
$5.03--10.80...       276.6           2.6        $10.24       258.1      $10.27
10.84--11.74...     2,506.0           8.5         11.72     1,059.1       11.72
12.08--14.59...       995.9           5.9         14.33       908.4       14.52
15.19--34.00...       901.0           7.4         18.69       575.3       17.57
38.75--65.00...       700.5           9.5         53.06         0.0        0.00
69.00--69.00...         0.2           9.6         69.00         0.0        0.00
                    -------           ---        ------     -------      ------
  Total........     5,380.2           7.7        $18.68     2,800.9      $13.70
                    =======           ===        ======     =======      ======

   The Company applies the pro forma disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, the Company applies APB Opinion 25 and related interpretations in accounting for its stock compensation plans. Therefore, no compensation expense is recorded for options granted to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the underlying common stock at grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No 123, the net earnings and net earnings per diluted share for the fiscal year ended September 29, 2000 would have been reduced, and the net loss and net loss per share for the fiscal year ended October 1, 1999 would have been increased to the pro forma amounts shown below:

                                                               2000     1999
                                                              ------- --------
                                                               (In thousands
                                                              except per share
                                                                 amounts.)
   Net earnings (loss)....................................... $94,232 $(13,402)
   Net earnings (loss) per share:
     Basic................................................... $  3.00 $  (0.44)
     Diluted................................................. $  2.80 $  (0.44)

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes Option Pricing model with the following weighted average assumptions:

                                                                     2000  1999
                                                                     ----  ----
   Expected life (in years)......................................... 6.0   6.0
   Expected volatility..............................................  80%   60%
   Risk-free interest rate.......................................... 6.5%  5.5%
   Expected dividend yield.......................................... 0.0%  0.0%

   The weighted average estimated fair value of stock options granted during the year ended September 29, 2000, and for the six month period ended October 1, 1999, was $38.35 per share and $7.29 per share, respectively. The presentation of proforma net earnings and net earnings per share does not include the effects of options granted prior to April 2, 1999, and accordingly, is not representative of future pro forma calculations.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Note 9. Retirement Plans

   The Company has a defined contribution retirement plan covering substantially all of its United States employees. The Company's major obligation is to contribute an amount based on a percentage of each participant's base pay. Participants are entitled, upon termination or retirement, to their portion of the retirement fund assets, which are held by a third-party custodian. In addition, a number of the Company's foreign subsidiaries have defined contribution and defined benefit retirement plans for eligible employees. Included in the accompanying statements of earnings is an allocation of total pension expense for Company employees under the VAI-sponsored defined contribution plan of $3.4 million for fiscal year 1998. In fiscal 2000 and fiscal 1999, pension expense comprises an allocation in respect of Company employees under the VAI-sponsored defined contribution plan as well as pension expense in respect of Company employees of the VSEA administered plan, totalling $3.2 million and $2.8 million respectively.

   Effective April 2, 1999, the Company assumed responsibility for all of the retirement plans for active employees of the Company; the responsibility for all others, principally retirees of VAI, remained with VAI and subsequently VMS. An allocation of assets and liabilities for foreign pension, postemployment, and postretirement benefits, which are not material to the Company's financial statements, has been included in these combined financial statements.

Note 10. Income Taxes

   Income Tax provision (benefit) on earnings (loss):

                                                    2000      1999     1998
                                                  --------  --------  -------
                                                   (Dollars in thousands)
   Current
     U.S. federal................................ $ 23,607  $ (9,368) $(1,763)
     State.......................................    1,811      (515)     625
     Foreign.....................................    8,011     4,895    1,501
                                                  --------  --------  -------
       Total current.............................   33,429    (4,988)     363
   Deferred
     U.S. federal................................   14,386       672    4,212
     State.......................................    1,326        54      338
     Foreign.....................................     (651)      --       --
                                                  --------  --------  -------
       Total deferred............................   15,061       726    4,550
                                                  --------  --------  -------
   Income tax provision (benefit) on earnings
    (loss)....................................... $ 48,490  $ (4,262) $ 4,913
                                                  ========  ========  =======

   The total pre-tax operating earnings (loss) consists of the following:

                                                    2000      1999     1998
                                                  --------  --------  -------
                                                   (Dollars in thousands)
   U.S........................................... $127,779  $(30,483) $12,310
   Foreign.......................................   19,576    13,014    4,000
                                                  --------  --------  -------
     Total....................................... $147,355  $(17,469) $16,310
                                                  ========  ========  =======

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

   The effective tax rate on earnings (loss) before taxes differs from the U.S. federal statutory tax rate as a result of the following:

                                                    2000     1999      1998
                                                   -------  -------  --------
                                                        (Percentages)
   Tax at U.S. statutory rate.....................    35.0    (35.0)     35.0
   State taxes, net...............................     1.4     (2.6)      2.6
   Foreign sales corporation......................    (3.3)     --       (3.0)
   Benefit of tax credits.........................    (0.5)    (1.0)     (1.1)
   Foreign tax differential and net U.S. tax on
    foreign income................................    (0.2)     0.1      (1.7)
   Pre Distribution unbenefitted losses...........     --      12.2       --
   Joint venture equity income not tax effected...     --       --        0.5
   Other items....................................     0.5      1.9      (1.9)
                                                   -------  -------  --------
     Effective tax rate--expense (benefit)........    32.9    (24.4)     30.1
                                                   =======  =======  ========

   At September 29, 2000, the components of the deferred tax assets and liabilities were as follows:

                                                    2000     1999      1998
                                                   -------  -------  --------
                                                    (Dollars in thousands)
   Deferred tax assets:
     Inventory adjustments........................ $16,979  $11,413  $ 12,508
     Product warranty.............................   7,676    4,404     5,398
     Deferred income..............................   3,908    1,459       654
     Accrued vacation and other compensation......   3,312    1,430       464
     Special provisions...........................   2,203   12,669    13,412
     Other items..................................   2,909    1,978     2,050
                                                   -------  -------  --------
       Total deferred tax assets..................  36,987   33,353    34,486
   Deferred tax liabilities:
     Deferred revenue............................. (18,010)       0         0
     Depreciable assets...........................  (2,167)  (1,802)   (2,209)
     Other items..................................    (228)       0         0
                                                   -------  -------  --------
       Total deferred tax liabilities............. (20,405)  (1,802)   (2,209)
                                                   -------  -------  --------
   Net deferred tax asset......................... $16,582  $31,551  $ 32,277
                                                   =======  =======  ========

   For fiscal year 2000 income taxes paid were $23.9 million. For fiscal year 1999, income taxes paid were $0.7 million for the period April 3, 1999 to October 1, 1999. For fiscal year 1998 and fiscal year 1999 up to April 2, 1999, the Company's operating results historically have been included in VAI's consolidated U.S. and state income tax returns and in tax returns of certain VAI foreign subsidiaries. During those pre-spin periods, except for the utilization of foreign tax credits, the provision for income taxes in the Company's combined financial statements had been determined on a separate-return basis, under which the Company's provision for income taxes comprised its estimated tax liability and the change in its deferred income taxes. Foreign tax credits were benefited to the extent they were utilized in VAI's consolidated tax returns. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Income taxes paid on behalf of the Company by VAI are included in divisional equity for the six months of fiscal year 1999 ending on April 2, 1999, and fiscal year 1998. In fiscal year 2000, tax deductions associated with certain exercises of stock options resulted in a tax benefit recorded to equity of $21.9 million.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Note 11. Lease Commitments

   The Company leases various types of warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable capital and operating leases are as follows:

                                                        Capital      Operating
   Fiscal Year                                          Leases        Leases
   -----------                                         ----------   -----------
                                                       (Amounts in millions)
   2001...............................................       $ 0.5         $ 3.4
   2002...............................................         0.4           2.6
   2003...............................................         0.2           1.7
   2004...............................................         --            1.2
   2005...............................................         --            1.2
   Thereafter.........................................         --            6.7
                                                        ----------    ----------
   Total minimum lease payments.......................         1.1         $16.8
                                                                      ==========
   Less: amounts representing interest................        (0.1)
                                                        ----------
   Present value of net minimum lease payments........       $ 1.0
                                                        ==========

   Rental expense for fiscal years 2000, 1999 and 1998, in millions, was $2.6, $2.3 and $3.3, respectively. The Company also has a standby letter of credit outstanding for $2.8 million as a guarantee for a leased facility.

Note 12. Contingencies

   The Company is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Environmental Remediation

   VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI's sale of its Electron Devices business during fiscal year 1995, and the sale of its TFS business during fiscal year 1997). Expenditures by VMS (as successor to VAI) for environmental investigation and remediation amounted to $5.9 million in fiscal year 2000, compared with $2.7 million in fiscal year 1999, and $4.9 million in fiscal year 1998.

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of September 29, 2000, VMS nonetheless estimated that the future exposure for environmental investigation and remediation costs for these sites and facilities ranged in the aggregate from $8 million to $25 million. The time frame over which these costs are expected to be incurred varies with each site or facility, ranging up to approximately 30 years as of September 29, 2000. Management of VMS believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore VMS has accrued $8 million in estimated environmental costs as of September 29, 2000. The amount accrued has not been discounted to present value.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

   As to other sites and facilities, VMS has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of September 29, 2000, VMS estimated that the future exposure for environmental investigation and remediation costs for these sites and facilities ranged in the aggregate from $39 million to $89 million. The time frame over which VMS expects to incur these costs varies with each site and facility, ranging up to approximately 30 years as of September 29, 2000. As to each of these sites and facilities, management of VMS determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $38 million at September 29, 2000. VMS accordingly accrued $30 million, which represents its best estimate of the future costs discounted at 7%, net of inflation. This reserve is in addition to the $8 million described in the preceding paragraph.

   Under the Distribution Related Agreements, the Company has agreed to indemnify VMS and VI for one-third of these environmental investigation and remediation costs, as adjusted for insurance proceeds in respect of these environmental costs and for the tax benefits expected to be realized by VMS upon the payment of the Company's protection of these environmental costs.

   As of September 29, 2000, the Company's reserve for its portion of environmental liabilities, based upon future environmental related costs estimated by VMS as of that date and included in long-term and current accrued expenses, is calculated as follows:

                                                            Non-       Total
                                                Recurring Recurring Anticipated
Year                                              Costs     Costs   Future Costs
----                                            --------- --------- ------------
                                                     (Dollars in millions)
2001...........................................   $ 0.5     $0.6       $ 1.1
2002...........................................     0.4      0.9         1.3
2003...........................................     0.4      0.2         0.6
2004...........................................     0.4      --          0.4
2005...........................................     0.4      --          0.4
Thereafter.....................................    10.5      0.6        11.1
                                                  -----     ----       -----
Total costs....................................   $12.6     $2.3        14.9
Less imputed interest..........................                         (6.8)
                                                                       -----
Reserve amount.................................                        $ 8.1
                                                                       =====

   The current portion of the reserve is $1.3 million. The long term portion of the reserve is $6.8 million, which is included in other liabilities.

   The amounts set forth in the foregoing table are only estimates of anticipated future environmental related costs, and the amounts actually spent in the years indicated may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites where VMS is undertaking such investigation and remediation activities. VMS believes that most of these cost ranges will narrow as investigation and remediation activities progress. The Company believes that its reserves are adequate, but as the scope of the obligations becomes more clearly defined, these reserves may be modified and related charges against earnings may be made.

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

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

environmental related events, the Company's management believes that the costs of these environmental related matters are not reasonably likely to have a material adverse effect on the combined financial statements of the Company.

   The Company evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies where the Company believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit, and has a $0.5 million receivable in Other Current Assets at September 29, 2000. VMS also reached an agreement with another insurance company under which the insurance company agreed to pay a portion of the Company's past and future environmental related expenditures. The Company therefore has a receivable of $1.3 million in Other Assets at September 29, 2000, as its portion of the insurance recoveries. Although VMS intends to aggressively pursue additional insurance recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

Sale of Business

   In June 1997, VAI completed the sale of its TFS operations to Novellus. The TFS operation was considered to be part of the SEB and therefore, a product line of the Company. Total proceeds received from the sale of TFS were $145.5 million in cash. The gain on the sale was $33.2 million (net of income taxes of $17.8 million).

   In order to cover, among other items, indemnification obligations, litigation expense, purchase price disputes, retained liabilities, transaction costs, employee terminations, facilities separation costs, and other contingencies, VMS originally recorded a reserve of $51.5 million. During the remainder of fiscal 1997, $10.3 million of this reserve was utilized (primarily for the cash settlement of transaction and legal indemnification and defense costs). During fiscal 1998, an additional $7.2 million of this reserve was utilized (primarily for the cash settlement of transaction, employee termination, facilities separation, and legal indemnification and defense costs). During fiscal 1999, additional cash payments were made for the cash settlement of transaction and legal indemnification and defense costs. Purchase price disputes with Novellus were resolved in fiscal year 1999 which resulted in an adjustment to the estimated loss contingency of $2.0 million, and which was recorded in Other Income.

   In September, 2000, the Company and Applied Materials settled their patent infringement and antitrust litigation arising out of the sale of TFS (See "Legal Proceedings"). After recording a payment to Applied Materials and legal expenses, the Company recorded in Other Income, a gain of $16.0 million ($10.8 million after taxes) in the fourth quarter relating to this litigation settlement. The Company maintained a provision to cover any residual indemnification obligations described above. As of September 29, 2000 the remaining reserve of $3.0 million is included in current liabilities and classified as an estimated loss contingency.

Legal Proceedings

   In June 1997, Applied Materials filed a civil action against VAI in the U.S. District Court for the Northern District of California alleging infringement of four patents relating to sputter coating systems. Applied Materials contended that its patents were infringed by the M2i, MB2(TM) and Inova(TM) systems that were manufactured and sold by TFS prior to VAI's sale of TFS to Novellus in June 1997. The complaint requested unspecified money damages and an injunction prohibiting further infringement and requested that any damages

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

awarded be increased up to three-fold for VAI's and Novellus' alleged willful infringement. Novellus was subsequently added as a defendant in this action and, as part of the sale of TFS, VAI agreed to indemnify Novellus for certain damages it may suffer as a result of such litigation and to reimburse Novellus for up to $7.5 million of its litigation expenses. VAI's answer denied infringement and asserted that the Applied Materials patents were invalid and that one of the asserted patents was unenforceable. VAI also filed a separate suit seeking damages and injunctive relief against Applied Materials contending that certain of Applied Material's business practices violated antitrust laws. That action was procedurally related to the infringement case and was pending before the same judge. Novellus filed a complaint against Applied Materials which included a claim that Applied Materials had infringed three of the patents acquired by Novellus from the Company.

   In September, 2000, the Company and Applied Materials settled their patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, the Company recorded a gain of $16.0 million ($10.8 million after taxes) relating to this litigation settlement. The Company maintained a reserve of $3.0 million to cover any residual obligations to Novellus as described above.

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

   Amounts allocated to goodwill are amortized on a straight-line basis over their estimated lives. Summary of purchase transactions (dollars in millions):

   Entity Name                           Life (years) Consideration Closing Date
   -----------                           ------------ ------------- ------------
   Genus, Inc...........................      10          $24.2      July 1998
   Varian Korea, Ltd....................      40          $ 7.8     January 1998

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Note 14. Restructuring

   During the second quarter of fiscal year 1999, the Company recognized pretax restructuring charges of $2.7 million from actions taken primarily in response to the downturn in the semiconductor equipment industry.

   The restructuring costs of $2.7 million included $1.4 million of lease abandonment and other exit costs resulting from the cancellation of plans for expansion of manufacturing facilities in the United States and Japan and $1.3 million to cover termination costs for a reduction in workforce of 69 employees (approximately 5% of worldwide VSEA employment). As of September 29, 2000, all termination costs associated with the restructuring had been paid.

Note 15. Other Transactions with Affiliates

   Purchases from IB for fiscal year 1999 for the period prior to the Distribution was $1.9 million. Purchases from IB for fiscal year 1998 totaled $8.2 million.

   Prior to the Distribution, VAI used a centralized cash management system to finance its operations. Cash deposits from most of the Company's businesses were transferred to VAI on a daily basis, and VAI funded the Company's required disbursements. No interest had been charged or credited to the Company for these transactions.

   VAI also provided certain centralized services (Note 1) to the Company prior to the Distribution. Cost allocations relating to these centralized services were $7.7 million and $17.3 million in fiscal years 1999 and 1998, respectively, and are included in operating costs in the consolidated statements of operations. Pursuant to the Distribution Related Agreements, the Company received services from VMS (as successor to VAI), principally information technology services, for a defined period of time. For the periods subsequent to the Distribution, in fiscal year 2000 and fiscal year 1999, the Company incurred expenses charged by VMS of $2.4 million and $3.9 million, respectively, for these services.

   Net transfers to or from VAI, included in Divisional Equity, include advances and loans from affiliates, net cash transfers to or from VAI, third party liabilities paid on behalf of the Company by VAI, amounts due to affiliates related to purchases, amounts due to or from VAI for services and other charges, and income taxes paid on behalf of the Company by VAI. The weighted average balance due to VAI was $248 million and $162 million for fiscal years 1999 and 1998, respectively.

   The activity in net transfers (to) from VAI for fiscal years 1999 and 1998, included in divisional equity in the combined statements of divisional equity is summarized as follows:

                                                                  1999   1998
                                                                 ------ ------
                                                                  (Dollars in
                                                                   millions)
   VAI services and other charges............................... $  7.7 $ 17.3
   Cash transfers, net..........................................   95.0  (20.2)
                                                                 ------ ------
   Net transfers (to) from VAI.................................. $102.7 $ (2.9)
                                                                 ====== ======

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

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Note 16. Subsequent Events

   On November 17, 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the company's common stock from time to time on the open market or in privately negotiated transactions.

   On December 1, 2000 the Company's banks approved the First Amendment to the Revolving Credit Facility which allows the Company to guarantee the local bank debts of its subsidiaries, and increases from $10 million to $50 million the amount that may be utilized to repurchase shares of the Company's common stock.

Note 17. Operating Segments and Geographic Information

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

                               Operating Segments

                                                        Research and
                            Product        Services     Development   Corporate and
                            Segment        Segment        Segment      Unallocated           Total
                         -------------- -------------- -------------- ----------------  ----------------
                         2000 1999 1998 2000 1999 1998 2000 1999 1998 2000  1999  1998  2000  1999  1998
                         ---- ---- ---- ---- ---- ---- ---- ---- ---- ----  ----  ----  ----- ----- ----
                                                    (Dollars in millions)
Revenues................ $626 $206 $303 $52  $37  $29  $10  $29  $11  $--   $--   $--   $ 688 $ 272 $343
Gross Profit............  333  104  145  14   10    7   10   29   11   (88)  (54)  (45)   269    89  118

   The Company primarily measures segment profitability based upon gross profit excluding costs for warranty, installation and other unallocated costs of goods sold. These unallocated costs are included in the "Corporate and Unallocated" column above. Other than depreciation and amortization for the Research and Development Segment, which was $4.3 million, $4.1 million and $3.7 million for the fiscal years 2000, 1999 and 1998, respectively, the Company does not have the other information about Profit or Loss and Assets that are included in the measure of segment profit or loss or segment assets. These other disclosures for reportable segments are impracticable to determine for each segment above.

                             Geographic Information

                                                                 Sales to
                                                               Unaffiliated
                                                                 Customers
                                                              -----------------
                                                              2000   1999  1998
                                                              -----  ----  ----
                                                                (Dollars in
                                                                 millions)
   United States............................................. $ 680  $255  $313
   International.............................................   244   111   121
   Eliminations & Other......................................  (236)  (94)  (91)
                                                              -----  ----  ----
     Total................................................... $ 688  $272  $343
                                                              =====  ====  ====

   Total sales is based on the location of the operation furnishing goods and services. International sales based on final destination of products sold are $504 million, $161 million, and $239 million, in 2000, 1999, and 1998, respectively.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                                                    Long-lived
                                                                      Assets
                                                                  --------------
                                                                  2000 1999 1998
                                                                  ---- ---- ----
                                                                   (Dollars in
                                                                    millions)
   United States................................................. $ 37 $32  $32
   International.................................................    7   6    7
                                                                  ---- ---  ---
     Total long-lived assets..................................... $ 44 $38  $39
                                                                  ==== ===  ===

   For fiscal 2000, revenue of the Company from customers in the United States, Taiwan, Europe, Korea, Japan and the rest of the world were approximately 27%, 23%, 20%, 11%, 9% and 10%, respectively, of the Company's total revenue.
For fiscal 1999, revenue of the Company from customers in the United States, Taiwan, Europe, Korea, Japan and the rest of the world were approximately 41%, 14%, 20%, 8%, 12% and 5%, respectively, of the Company's total revenue.
For fiscal 1998, revenue of the Company from customers in the United States, Taiwan, Europe, Korea, Japan and the rest of the world were approximately 30%, 24%, 19%, 10%, 11% and 6%, respectively, of the Company's total revenue.

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

                      Quarterly Financial Data (Unaudited)

                                          2000                                   1999
                         -------------------------------------- -----------------------------------------
                          First  Second   Third  Fourth  Total   First   Second    Third   Fourth  Total
                         Quarter Quarter Quarter Quarter  Year  Quarter  Quarter  Quarter  Quarter  Year
                         ------- ------- ------- ------- ------ -------  -------  -------  ------- ------
                                        (Dollars in millions except per share amounts)
Revenue................. $ 109.8 $ 156.2 $ 192.8 $228.9  $687.7 $ 47.4   $ 53.2   $ 63.8   $107.5  $271.9
Gross profit............    40.0    60.1    76.2   92.8   269.1   12.2      3.8     21.9     51.4    89.3
Net earnings (loss).....     5.3    18.7    27.7   47.2    98.9   (6.7)   (19.2)    (3.4)    16.1   (13.2)
Net earnings (loss) per
 share--
 Basic.................. $  0.17 $  0.60 $  0.87 $ 1.47  $ 3.15 $(0.22)  $(0.63)  $(0.11)  $ 0.53  $(0.43)
 Diluted................ $  0.16 $  0.55 $  0.81 $ 1.38  $ 2.94 $(0.22)  $(0.63)  $(0.11)  $ 0.50  $(0.43)

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

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Varian Semiconductor Equipment Associates, Inc.:

   Our audits of the consolidated financial statements referred to in our report dated October 26, 2000, and December 1, 2000 appearing on page F-2 of this Form 10-K also included an audit of the Financial Statement Schedule listed in item 14 (a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                              /s/ PricewaterhouseCoopers LLP
                                          By: _________________________________
                                                  PricewaterhouseCoopers LLP

Boston, Massachusetts
October 26, 2000

                                                                     SCHEDULE II

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                For the fiscal years ended 2000, 1999, and 1998

                             (Dollars in Thousands)

                                                          Deductions
                                                ------------------------------
                          Balance at Charged to                                Balance at
                          Beginning  Costs and                                   End of
 Description              of Period   Expenses  Description            Amount    Period
 -----------              ---------- ---------- -----------            ------- ----------
Allowance for Doubtful
 Notes & Accounts
 Receivable:
                                                Write-offs &
Fiscal Year Ended 2000..   $ 2,679    $   473   Adjustments..........  $   196  $ 2,956
                           =======    =======                          =======  =======
                                                Write-offs &
Fiscal Year Ended 1999..   $   602    $ 2,212   Adjustments..........  $   135  $ 2,679
                           =======    =======                          =======  =======
                                                Write-offs &
Fiscal Year Ended 1998..   $   556    $   243   Adjustments..........  $   197  $   602
                           =======    =======                          =======  =======

Estimated Liability for
 Product Warranty:
                                                Warranty
Fiscal Year Ended 2000..   $15,899    $30,301   Expenditures.........  $18,010  $28,190
                           =======    =======                          =======  =======
                                                Warranty
Fiscal Year Ended 1999..   $21,435    $13,268   Expenditures.........  $18,804  $15,899
                           =======    =======                          =======  =======
                                                Warranty
Fiscal Year Ended 1998..   $16,948    $31,813   Expenditures.........  $27,326  $21,435
                           =======    =======                          =======  =======