Form 10-Q
period 2000-12-29
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2001-02-09
CIK 1079023

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

               For the quarterly period ended December 29, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                    For the transition period from    to

                        Commission File Number: 0-25395

                               ----------------

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.
            (Exact name of Registrant as Specified in its Charter)

               Delaware                              77-0501994
     (State or Other Jurisdiction                   (IRS Employer
   of Incorporation or Organization            Identification Number)

       35 Dory Road, Gloucester,                        01930
             Massachusetts                           (Zip Code)
    (Address of principal executive
               offices)

                                (978) 282-2000
             (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of the registrant's common stock outstanding as of January 29, 2001 was 32,115,218 shares of $0.01 par value common stock.

   An index of exhibits filed with this Form 10-Q is located on page 20.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.
                                   FORM 10-Q
                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                               Page
ITEM 1. FINANCIAL STATEMENTS:
    Condensed Consolidated Statements of Operations for the three months ended   1
    December 29, 2000 and December 31, 1999.
    Condensed Consolidated Balance Sheets as of December 29, 2000 and
     September 29, 2000.                                                         2
    Condensed Consolidated Statements of Cash Flows for the three months ended   3
    December 29, 2000 and December 31, 1999.
    Notes to the Condensed Consolidated Financial Statements.                    4
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
    Results of Operations                                                       14
    Liquidity and Capital Resources                                             15
    Recent Accounting Pronouncements                                            16
    Forward Looking Information                                                 16
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
    Concentration of Risk                                                       17

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                       18
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                        18
SIGNATURES                                                                      19
INDEX OF EXHIBITS                                                               20
EXHIBITS                                                                        21

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                     Fiscal Three Months Ended
                                                   -----------------------------
                                                   December 29, December 31,
                                                       2000         1999
                                                   ------------ ------------
                                                                Restated/1/
Revenue
 Product revenue.................................    $211,821     $ 97,015
 Service revenue.................................      11,072       11,968
 Royalties.......................................       5,346          810
                                                     --------     --------
   Total revenue.................................     228,239      109,793

Cost of Revenue
 Cost of product and service revenue.............     131,325       69,824
                                                     --------     --------
Gross profit.....................................      96,914       39,969

Operating Expenses
 Research and development........................      13,865       11,168
 Marketing, general and administrative...........      25,274       21,481
                                                     --------     --------
   Total operating expenses......................      39,139       32,649
                                                     --------     --------

Operating earnings...............................      57,775        7,320

 Interest income.................................       2,043          773
                                                     --------     --------
Earnings before taxes............................      59,818        8,093

 Income tax provision on earnings................      19,740        2,832
                                                     --------     --------
Net earnings.....................................    $ 40,078     $  5,261
                                                     ========     ========
 Weighted average shares outstanding--basic......      32,092       30,555
                                                     ========     ========
 Weighted average shares outstanding--diluted....      33,480       32,472
                                                     ========     ========
 Net earnings per share--basic...................    $   1.25     $   0.17
                                                     ========     ========
 Net earnings per share--diluted.................    $   1.20     $   0.16
                                                     ========     ========

--------
1. Effective September 30, 2000, the Company changed its method of valuing domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. See Note 4 "Inventories" for further details.

     See accompanying notes to condensed consolidated financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)

                                                      December 29, September 29,
                                                          2000         2000
                                                      ------------ -------------
                                                      (Unaudited)   Restated/1/
                       ASSETS

Current Assets
Cash and cash equivalents...........................    $133,106     $121,692
Accounts receivable, net............................     190,516      182,396
Inventories, net....................................     163,129      148,234
Deferred taxes......................................      33,927        9,865
Other current assets................................       9,194        7,884
                                                        --------     --------
  Total Current Assets..............................     529,872      470,071
                                                        --------     --------
Property, plant and equipment.......................     108,318      104,525
Accumulated depreciation and amortization...........     (63,365)     (60,770)
                                                        --------     --------
Net property, plant and equipment...................      44,953       43,755
Other assets........................................      18,889       19,869
                                                        --------     --------
  Total Assets......................................    $593,714     $533,695
                                                        ========     ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable.......................................    $  5,260     $  5,541
Accounts payable....................................      69,650       63,392
Accrued expenses....................................      89,044       74,309
Product warranty....................................      31,872       28,190
Advance payments from customers.....................       1,741        4,566
                                                        --------     --------
  Total Current Liabilities.........................     197,567      175,998
Long-term accrued expenses..........................       5,192        6,792
Deferred taxes......................................       1,325        1,546
                                                        --------     --------
  Total Liabilities.................................     204,084      184,336
                                                        --------     --------
Contingencies (Note 9)

Stockholders' Equity
Preferred stock, par value $.01; authorized
 5,000,000 shares, issued none......................         --           --
Common stock, par value $.01; authorized 150,000,000
 shares, issued and outstanding 32,103,573 at
 December 29, 2000 and 32,103,167 at September 29,
 2000...............................................         321          321
Capital in excess of par value......................     223,456      223,263
Retained earnings...................................     165,853      125,775
                                                        --------     --------
  Total Stockholders' Equity........................     389,630      349,359
                                                        --------     --------
  Total Liabilities and Stockholders' Equity........    $593,714     $533,695
                                                        ========     ========

--------
1. Effective September 30, 2000, the Company changed its method of valuing domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. See Note 4 "Inventories" for further details.

     See accompanying notes to condensed consolidated financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                  Fiscal Three Months Ended
                                                  -------------------------
                                                  December 29, December 31,
                                                      2000         1999
                                                  ------------ ------------
                                                               Restated/1/
Operating Activities
Net cash provided by (used in) operating
 activities......................................   $ 16,924     $(12,881)
                                                    --------     --------
Investing Activities
Purchase of property, plant and equipment........     (3,942)      (3,595)
Proceeds from disposal of property, plant and
 equipment.......................................          3          753
Restricted cash received.........................        --           500
                                                    --------     --------
Net cash used in investing activities............     (3,939)      (2,342)
                                                    --------     --------
Financing Activities
Proceeds from issue of common stock..............        193        2,197
(Payments on) proceeds from issue of notes
 payable.........................................       (572)         518
                                                    --------     --------
Net cash (used in) provided by financing
 activities......................................       (379)       2,715
                                                    --------     --------
Effects of exchange rate changes on cash.........     (1,192)        (380)
                                                    --------     --------
Net increase (decrease) in cash and cash
 equivalents.....................................     11,414      (12,888)
Cash and cash equivalents at beginning of
 period..........................................    121,692       65,968
                                                    --------     --------
Cash and cash equivalents at end of period.......   $133,106     $ 53,080
                                                    ========     ========
Detail of net cash provided by (used in)
 operating activities:
  Net earnings...................................   $ 40,078     $  5,261
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating
   activities:
    Depreciation and amortization................      3,424        3,092
    Provision for doubtful accounts..............         42          169
    Gain on disposal of property, plant and
     equipment...................................         (2)         --
    Deferred taxes...............................    (24,283)        (843)
  Changes in assets and liabilities:
    Accounts receivable..........................     (6,173)      (2,904)
    Inventories..................................    (14,895)     (17,741)
    Other current assets.........................     (1,310)        (400)
    Accounts payable.............................      6,154           67
    Accrued expenses.............................     14,612          545
    Product warranty.............................      3,441           56
    Advance payments from customers..............     (2,862)        (596)
    Long term accrued expenses...................     (1,600)         100
    Other........................................        298          313
                                                    --------     --------
Net cash provided by (used in) operating
 activities......................................   $ 16,924     $(12,881)
                                                    ========     ========   ===

--------
1. Effective September 30, 2000, the Company changed its method of valuing domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. See Note 4 "Inventories" for further details.

     See accompanying notes to condensed consolidated financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Interim Condensed Consolidated Financial Statements

   These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the report on Form 10-K filed by Varian Semiconductor Equipment Associates, Inc. ("VSEA" or the "Company") with the Securities and Exchange Commission for the fiscal year ended September 29, 2000. In the opinion of the Company, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein (except Note 4). The results of operations for the three months ended December 29, 2000 are not necessarily indicative of the results to be expected for a full year or for any other period.

Note 2. Description of Business and Basis of Presentation

   Varian Semiconductor Equipment Associates, Inc. ("VSEA" or the "Company") designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. As a leading supplier of ion implantation systems the Company has shipped almost 3,000 systems worldwide.

   Effective September 30, 2000, the Company changed its method of valuing domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. See Note 4 Inventories, for more details of this change in accounting principle.

   The Company's business prior to April 3, 1999 had been operated as the Semiconductor Equipment Business ("SEB"), a part of the former Varian Associates, Inc. ("VAI"). On April 2, 1999, VAI contributed its Semiconductor Equipment Business ("SEB") to the Company, then distributed to the holders of record of VAI common stock one share of common stock of the Company for each share of VAI common stock owned on March 24, 1999 (the "Distribution"). At the same time, VAI contributed its Instruments Business ("IB") to Varian, Inc. and distributed to the holders of record of VAI common stock one share of common stock of IB for each share of VAI common stock owned on March 24, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. ("VMS") effective as of April 2, 1999. These transactions were accomplished under the terms of a Distribution Agreement by and among the Company, VAI, hereafter referred to as VMS for periods following the Distribution, and IB (the "Distribution Agreement"). For purposes of providing an orderly transition and to define certain ongoing relationships between and among the Company, VMS and IB after the Distribution, the Company, VMS and IB also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement (collectively, the "Distribution Related Agreements").

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

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

believes that the methods used to allocate these amounts are reasonable. However, these allocations are not necessarily indicative of the amounts that would have been or that will be recorded by the Company on a stand-alone basis.

   Certain items in the prior year's financial statements have been reclassified to conform to the current presentation of the financial statements.

Note 3. Earnings Per Share

   Basic earnings (loss) per share is calculated based on net earnings (loss) and the weighted-average number of shares outstanding during the reporting period. The weighted-average number of shares outstanding for the three month period ended December 29, 2000 was 32,091,788. The weighted-average number of shares outstanding for the three month period ended December 31, 1999 was 30,555,445. Diluted earnings per share is calculated based on net earnings and the sum of the weighted-average number of shares outstanding during the reporting period and the number of potential common shares (when dilutive). For purposes of the diluted earnings per share calculation, the additional shares issuable upon exercise of stock options were determined using the treasury stock method.

   A reconciliation of the numerator and denominator used in the earnings per share calculations is presented as follows:

                                                    Fiscal Three Months Ended
                                                  -----------------------------
                                                  December 29, December 31,
                                                      2000         1999
                                                  ------------ ------------
   Numerator (in thousands of dollars):
   Net earnings..................................   $40,078      $ 5,261
   Denominator (in thousands):
   Denominator for basic earnings per share--
    Weighted average shares outstanding..........    32,092       30,555
   Effect of dilutive securities:
   Stock options.................................     1,388        1,917
                                                    -------      -------
   Denominator for diluted earnings per share....    33,480       32,472
                                                    -------      -------
   Basic earnings per share......................   $  1.25      $  0.17
                                                    =======      =======
   Diluted earnings per share....................   $  1.20      $  0.16
                                                    =======      =======

   For the three month period ended December 29, 2000, options to purchase 802,151 common shares, at a weighted average exercise price of $49.62, were excluded from the computation due to their exercise price exceeding the market value of the underlying common stock. For the three month period ended December 31, 1999, options to purchase 30,189 common shares, at a weighted average exercise price of $25.84, were excluded from the computation due to their exercise price exceeding the market value of the underlying common stock.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

Note 4. Inventories

 Inventory Valuation

   Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for domestic inventories (see the "Change In Accounting Principle" note below).

   The components of inventories are as follows (in millions):

                                                     December 29, September 29,
                                                         2000         2000
                                                     ------------ -------------
                                                                    Restated
   Raw materials and parts..........................    $ 74.8       $ 75.2
   Work in process..................................      74.2         51.6
   Finished goods...................................      14.1         21.4
                                                        ------       ------
     Total Inventories..............................    $163.1       $148.2
                                                        ======       ======

 Change In Accounting Principle

   Effective September 30, 2000, the Company changed its method of valuing domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.

   Prior to the spin-off to shareholders on April 2, 1999, the Company had operated as a division of Varian Associates, Inc., and had been required to conform to the parent company's LIFO method of valuing domestic inventory. The Company has experienced declining materials costs and is anticipating lower material unit costs in the foreseeable future through value engineering. Therefore the Company believes the FIFO method is preferable since it will more appropriately match revenues and expenses and conform all inventories to the same accounting method. Additionally, the adoption of the FIFO method by the Company will allow more readily comparable financial results with its principal competitors and other companies in the broader semiconductor industry segment that all use the FIFO method.

   The Company has applied this change retroactively by restating the financial statements as required by Accounting Principles Board Opinion No. 20, "Accounting Changes", which has resulted in an increase in retained earnings of $14.2 million and $13.2 million as of September 29, 2000 and October 1, 1999, respectively. This change in accounting principle had no impact on net earnings per share for the three month period ended December 31, 1999.

Note 5. Notes Payable

   On September 29, 2000, the Company had a 90-day revolving note outstanding and payable in November 2000, in Japanese Yen amounting to an equivalent of $5.0 million U.S. dollars accruing interest at a rate of 2.15% per year. In November 2000, the Company renewed this borrowing for an additional three months at an interest rate of 2.33% per year. The note is unsecured and carries no restrictive covenants. The Company plans to renew this note upon maturity.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)


   In May 2000, the Company closed on a $75 million unsecured, three-year Revolving Credit Facility. The facility is comprised of a $15 million 364-Day Facility and a $60 million 3-year Facility. The purpose of this facility is to provide funds for working capital and for general corporate purposes. Borrowings are limited to the lesser of $75 million or the sum of a percentage of certain eligible receivables and inventory, and bear interest at LIBOR or a defined bank rate approximating prime, plus an applicable margin. There are no borrowings currently outstanding. The facility contains certain financial and other restrictive covenants, including maintaining a leverage ratio, fixed charge ratio and quick ratio within defined limits, capital expenditures within defined ranges, and maintaining profitable operations.

Note 6. Stockholders' Equity

   For the three month period ended December 29, 2000, the Company issued 22,400 shares of common stock upon the exercise of stock options for an aggregate exercise price of $206,000.

   As of December 29, 2000, the Company had outstanding options to purchase an aggregate of 5,962,811 shares of its common stock at a weighted average price of $18.85. Of these options, options to purchase an aggregate of 3,094,099 shares at a weighted average price of $14.20 were fully vested and exercisable.

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

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)


                              Operating Segments

   For the three months ended December 29, 2000 and December 31, 1999
(Restated):

                                                     Research and
                            Product      Services     Development  Corporate and
                            Segment       Segment       Segment     Unallocated        Total
                         ------------- ------------- ------------- --------------- -------------
                         FY2001 FY2000 FY2001 FY2000 FY2001 FY2000 FY2001  FY2000  FY2001 FY2000
                         Qtr 1  Qtr 1  Qtr 1  Qtr 1  Qtr 1  Qtr 1  Qtr 1    Qtr 1  Qtr 1  Qtr 1
                         ------ ------ ------ ------ ------ ------ ------  ------- ------ ------
                                                 (Dollars in millions)
Revenues................ $211.8 $97.0  $11.1  $12.0   $5.3   $0.8  $  --   $   --  $228.2 $109.8
Gross profit............  119.9  51.6    2.3    4.3    5.3    0.8   (30.6)  (16.7)   96.9   40.0

   The Company primarily measures segment profitability based upon gross profit excluding costs for warranty, installation and other unallocated costs of goods sold. These unallocated costs are included in the "Corporate and Unallocated" column above. Other than depreciation and amortization for the Research and Development Segment, which was $1.3 million for the first quarter of fiscal year 2001 and $1.0 million for the first quarter of fiscal year 2000, the Company does not have the other information about Profit or Loss and Assets that are included in the measure of segment profit or loss or segment assets. These other disclosures for reportable segments are impracticable to determine for each segment above.

                            Geographic Information

                                                               Sales to
                                                        Unaffiliated Customers
                                                          (by location of the
                                                              operation)
                                                       -------------------------
                                                       Fiscal Three Months Ended
                                                       -------------------------
                                                       December 29, December 31,
                                                           2000         1999
                                                       ------------ ------------
                                                         (dollars in millions)
   United States......................................    $216.9       $ 97.2
   International......................................      93.5         53.7
   Eliminations & Other...............................     (82.2)       (41.1)
                                                          ------       ------
     Total............................................    $228.2       $109.8
                                                          ======       ======

   Total sales is based on the location of the operation furnishing goods and services.

                                                          Long-lived Assets
                                                      --------------------------
                                                      December 29, September 29,
                                                          2000         2000
                                                      ------------ -------------
   United States.....................................    $37.9         $36.8
   International.....................................      7.0           6.9
                                                         -----         -----
     Total...........................................    $44.9         $43.7
                                                         =====         =====

   International sales based on final destination of products was $152.6 million, or 67% of total revenue, in the first quarter of fiscal year 2001, compared to $90.8 million, or 83% of total revenue, in the first quarter of fiscal year 2000. For the first quarter of fiscal year 2001, revenue of the Company from customers in the United States,

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

Europe and Asia were approximately 33%, 22% and 45%, respectively. For the first quarter of fiscal year 2000, revenue from customers in the United States, Europe and Asia were approximately 17%, 27% and 56%, respectively, of the Company's total revenue.

   During the first quarter of fiscal year 2001, no one customer accounted for 10% or more of total revenue. During the first quarter of fiscal year 2000, one customer based in Asia accounted for 11% of total revenue.

Note 9. Contingencies

   The Company is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

 Environmental Remediation

   VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI's sale of its Electron Devices business during fiscal year 1995, and the sale of its TFS business during fiscal year 1997). Expenditures by VMS (formerly VAI) for environmental investigation and remediation amounted to $0.7 million in the first quarter of fiscal year 2001.

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of December 29, 2000, VMS nonetheless estimated that the future exposure for environmental investigation and remediation costs for these sites and facilities ranged in the aggregate from $8 million to $25 million. The time frame over which these costs are expected to be incurred varies with each site or facility, ranging up to approximately 30 years as of December 29, 2000. Management of VMS believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore VMS has accrued $8 million in estimated environmental costs as of December 29, 2000. The amount accrued has not been discounted to present value.

   As to other sites and facilities, VMS has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of December 29, 2000, VMS estimated that the future exposure for environmental investigation and remediation costs for these sites and facilities ranged in the aggregate from $39 million to $89 million. The time frame over which VMS expects to incur these costs varies with each site and facility, ranging up to approximately 30 years as of December 29, 2000. As to each of these sites and facilities, management of VMS determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $38 million at December 29, 2000. VMS accordingly accrued $30 million, which represents its best estimate of the future costs discounted at 7%, net of inflation. This reserve is in addition to the $8 million described in the preceding paragraph.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)


   Under the Distribution Related Agreements, the Company has agreed to indemnify VMS and VI for one-third of these environmental investigation and remediation costs, as adjusted for insurance proceeds in respect of these environmental costs and for the tax benefits expected to be realized by VMS upon the payment of the Company's protection of these environmental costs.

   As of December 29, 2000, the Company's reserve for its portion of environmental liabilities, based upon future environmental related costs estimated by VMS as of that date and included in long-term and current accrued expenses, is calculated as follows:

                                                           Total     Anticipated
                                             Recurring Non-recurring   Future
   Fiscal Year                                 Costs       Costs        Costs
   -----------                               --------- ------------- -----------
                                                    (Dollars in millions)
   2001.....................................   $ 0.4       $0.5         $ 0.9
   2002.....................................     0.4        0.9           1.3
   2003.....................................     0.4        0.2           0.6
   2004.....................................     0.4        --            0.4
   2005.....................................     0.4        --            0.4
   Thereafter...............................    10.5        0.6          11.1
                                               -----       ----         -----
     Total costs............................   $12.5       $2.2         $14.7
                                               =====       ====
   Imputed interest.........................                             (6.8)
                                                                        -----
     Total reserve..........................                            $ 7.9
                                                                        =====

   The current portion of the reserve is $2.7 million. The long term portion of the reserve is $5.2 million, which is included in other liabilities.

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

   Although any ultimate liability arising from environmental related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company's financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental related events, the Company's management believes that the costs of these environmental related matters are not reasonably likely to have a material adverse effect on the financial statements of the Company.

   The Company evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies where the Company believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

settlements during fiscal years 1995, 1996, 1997 and 1998 from defendants in that lawsuit, and has a $0.5 million receivable in Other Current Assets at December 29, 2000. VMS also reached an agreement with another insurance company under which the insurance company agreed to pay a portion of the Company's past and future environmental related expenditures. Although VMS intends to aggressively pursue additional insurance recoveries, the Company has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

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

   In September 2000, the Company and Applied Materials settled their patent infringement and antitrust litigation arising out of the sale of TFS (See "Legal Proceedings"). After recording a payment to Applied Materials and legal expenses, the Company recorded as Other Income, a gain of $16.0 million ($10.8 million after taxes) in the fourth quarter relating to this litigation settlement. The Company maintained a provision to cover any residual indemnification obligations described above. As of December 29, 2000, the remaining reserve of $3.0 million is included in current liabilities and classified as an estimated loss contingency.

 Legal Proceedings

   In June 1997, Applied Materials filed a civil action against VAI in the U.S District Court for the Northern District of California alleging infringement of four patents relating to sputter coating systems. Applied Materials contended that its patents were infringed by the M2i, MB2(TM) and Inova(TM) systems that were manufactured and sold by TFS prior to VAI's sale of TFS to Novellus in June 1997. The complaint requested unspecified money damages and an injunction prohibiting further infringement and requested that any damages awarded be increased up to three-fold for VAI's and Novellus' alleged willful infringement. Novellus was subsequently added as a defendant in this action and, as part of the sale of TFS, VAI agreed to indemnify Novellus for certain damages it may suffer as a result of such litigation and to reimburse Novellus for up to $7.5 million of its litigation expenses. VAI's answer denied infringement and asserted that the Applied Materials patents were invalid and that one of the asserted patents was unenforceable. VAI also filed a separate suit seeking damages and injunctive relief against Applied Materials contending that certain of Applied Material's business practices violated antitrust laws. That action was procedurally related to the infringement case and was pending before the same judge. Novellus filed a complaint against Applied Materials which included a claim that Applied Materials had infringed three of the patents acquired by Novellus from the Company.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The condensed consolidated interim financial statements of Varian Semiconductor Equipment Associates, Inc., ("VSEA" or the "Company") are unaudited and reflect the results of operations, financial position and cash flows of the Company for the three month period ended December 29, 2000.

   Effective September 30, 2000, the Company changed its method of valuing domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Prior to the spin-off to shareholders on April 2, 1999, described below, when the Company had operated as a division of Varian Associates, Inc., it had been required to conform to the parent company's LIFO method of valuing inventory. See Note 4 Inventories, for more details of this change in accounting principle. The Company has applied this change retroactively by restating the financial statements as required by Accounting Principles Board Opinion No. 20, "Accounting Changes", which has resulted in an increase in retained earnings of $14.2 million and $13.2 million as of September 29, 2000 and October 1, 1999, respectively. The consolidated condensed financial statements of the Company for the three months ended December 31, 1999, have been restated but the effect of this change in accounting principle for the three month period ended December 31, 1999 was immaterial. The following discussion and analysis incorporates any changes in the previously reported discussion and analysis of the restated period ended December 31, 1999.

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

   The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this quarterly report and the audited combined financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations in the Company's report for the fiscal year ended September 29, 2000 on Form 10-K filed with the Securities and Exchange Commission on December 19, 2000.

Results of Operations

 Three Months Ended December 29, 2000 Compared to Three Months Ended December 31, 1999

   Revenue. Total revenue for the quarter ended December 29, 2000 was $228.2 million, more than double the revenue of $109.8 million for the same quarter of the prior fiscal year, and approximately equal to the total revenue of $228.9 million recorded in the immediately prior quarter ended September 29, 2000. This increase in revenue over the prior year was primarily due to strong demand for the Company's products, as the semiconductor industry recovery that began in the second half of fiscal year 1999 continued through fiscal year 2000. Product revenue in the first quarter of fiscal year 2001 was $211.8 million, an increase of $114.8 million or 118% from product revenue of $97.0 million in the first quarter of fiscal year 2000, but an increase of only $1.8 million or 0.9% from product revenue in the fourth quarter of fiscal year 2000 as the industry growth rates moderated.

   Service revenue in the first quarter of fiscal year 2001 was $11.1 million, 7% lower than service revenue of $12.0 million in the first quarter of fiscal year 2000, primarily due to the higher volume of units shipped during fiscal year 2000 which are still under normal warranty coverage.

   Royalty revenue of $5.3 million in the first quarter of fiscal year 2001 was $4.5 million above royalty revenue of $0.8 million in the first quarter of fiscal year 2000. Royalty revenue in the first quarter of fiscal year 2000 did not include royalties from the licensing agreement with Tokyo Electron Ltd., previously reported.

   International revenue was $152.6 million, or 67% of total revenue, in the first quarter of fiscal year 2001, compared to $90.8 million, or 83% of total revenue, in the first quarter of fiscal year 2000. The Company's North American (primarily U.S.) revenue increased by $56.6 million to $75.6 million from $19.0 million, while its European region revenue increased by $21.0 million, from $29.6 million in the first quarter of fiscal year 2000 to $50.6 million in the first quarter of fiscal year 2001.

   Aggregate Asia revenue from Taiwan, Japan, Korea and the Pacific Rim of $102.0 million represented 45% of total revenue in the first quarter of fiscal year 2001, up from $61.2 million, or 56% of total revenue, in the first quarter of fiscal year 2000. The Pacific Rim was particularly strong, increasing from $4.0 million in the first quarter of fiscal year 2000 to $26.3 million in the first quarter of fiscal year 2001. Revenue from Japan and Korea of $29.0 million and $19.0 million, respectively, for the first quarter of fiscal year 2001 also increased substantially from revenue of $15.9 million and $9.9 million, respectively, for the first quarter of fiscal year 2000. Taiwan revenue of $27.7 million for the first quarter of fiscal year 2001 was $3.7 million or 12% below the revenue of $31.4 million recorded in the first quarter of fiscal year 2000.

   Gross Profit. The Company's gross profit of $96.9 million in the first quarter of fiscal year 2001 increased by 142% from gross profit of $40.0 million for the first quarter of fiscal year 2000. Cost of revenue for the first quarter of fiscal year 2001 was $131.3 million, resulting in a gross margin of 42.5% on revenue of $228.2 million, compared with cost of revenue for the first quarter of the prior year of $69.8 million, resulting in a gross margin of 36.4% on revenue of $109.8 million. Margins in the first quarter of fiscal year 2001 reflected continued improvements in resource utilization and materials unit costs.

   Research and development. Research and development expenses were $13.9 million for the first three months of fiscal year 2001, equivalent to 6.1% of total revenue, a 24.2% increase from research and development expenses of $11.2 million for the first three months of fiscal year 2000, which represented 10.2% of total revenue. The reduction in percentage of total revenue is mainly due to the increase in revenue for the period. The Company continues to substantially invest in new product development.

   Marketing, General and Administrative. Marketing, general and administrative expenses of $25.3 million, or 11.1% of total revenue, in the first three months of fiscal year 2001 were 17.7% above the level of marketing, general and administrative expenses of $21.5 million, or 19.6% of total revenue, in the first quarter of fiscal year

2000. The higher expense in the first quarter of fiscal year 2001 was a reflection of the increased sales and marketing activity over the same period of the prior year. The decrease as a percentage of sales reflects the Company's higher operating leverage.

   Interest Income. During the first quarter of fiscal year 2001, the Company earned $2.0 million in interest income compared with $0.8 million in interest income in the first quarter of fiscal year 2000. This income was earned primarily on higher average balances of cash and cash equivalents.

   Net Earnings Before Taxes. During the first quarter of fiscal year 2001 the Company recognized pretax earnings of $59.8 million compared with pretax earnings of $8.1 million in the first quarter of fiscal year 2000.

   Taxes on Earnings. The Company recorded a tax provision of $19.7 million on earnings in the first quarter of fiscal year 2001 compared with a tax provision of $2.8 million in the first three months of fiscal year 2000. The effective income tax rate was 33.0% in the first three months of fiscal year 2001, compared to 35.0% in the first three months of fiscal year 2000. The current effective income tax rate of 33.0% is consistent with the effective income tax rate for the entire fiscal year 2000.

   Net Earnings. Net earnings were $40.1 million, or $1.20 per diluted share, for the first quarter of fiscal year 2001, compared with net earnings of $5.3 million, or $0.16 per share, during the first quarter of fiscal year 2000. The increase in net earnings primarily reflects the growth in revenues in fiscal year 2001 over the prior fiscal year period, and the other factors described above.

Liquidity and Capital Resources

   During the first three months of fiscal year 2001, the Company generated $16.9 million of cash from operations compared to using $12.9 million of cash in operations during the first three months of fiscal year 2000. Cash generated from earnings of $40.1 million and increases in accrued expenses and accounts payable of $14.6 million and $6.2 million, respectively, were offset by cash used for additions to inventory of $14.6 million and accounts receivable of $6.2 million, along with $24.3 million on deferred taxes.

   During the first three months of fiscal year 2001, the Company used $3.9 million in investing activities, primarily for purchase of property, plant and equipment. Financing activities used $0.4 million, primarily from payment of notes payable.

   On May 15, 2000, the Company established a $75 million, unsecured three-year Revolving Credit Facility. The facility comprises a $15 million 364-Day Facility and a $60 million 3-year Facility. The purpose of this facility is to provide funds for working capital and for general corporate purposes. Borrowings are limited to the lesser of $75 million or the sum of a percentage of certain eligible receivables and inventory, and bear interest at LIBOR or a defined bank rate approximating prime, plus an applicable margin. There are no borrowings currently outstanding.

   The facility contains certain financial and other restrictive covenants, including maintaining a leverage ratio, fixed charge ratio and quick ratio within defined limits, capital expenditures within defined ranges, and maintaining profitable operations. The Company is in compliance with all covenants.

   The Company's liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, the Company's management believes that cash generated from operations, together with available cash at December 29, 2000 and the Company's borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the business for the foreseeable future.

Recent Accounting Pronouncements

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

 Accounting for Derivative Instruments and Hedging Activities

   In fiscal year 2000 the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments-an Amendment of SFAS 133" ("Accounting for Derivative Instruments and Hedging Activities"). This statement amended the accounting and reporting standards for certain derivative instruments and hedging activities. The Company hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar denominated currencies and with anticipated foreign currency cash flows. The Company does not enter into forward exchange contracts for trading purposes. The Company's forward exchange contracts generally range from one to two months in original maturity. No forward exchange contract has an original maturity greater than one year. The adoption of SFAS 138 in fiscal year 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133, had no material impact on the results for the quarter ended December 29, 2000.

Forward Looking Information

   This Management's Discussion and Analysis contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms "believes", "anticipates", "expects", "plans" or similar expressions, are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: volatility in the semiconductor equipment industry; significant fluctuations in the company's quarterly operating results; risks associated with the company's transition to a new information technology infrastructure; the impact of rapid technological change and the company's dependence on the development and introduction of new products; the company's concentration on ion implantation systems and related products; concentration in the company's customer base and lengthy sales cycles; the highly competitive market in which the company competes; risks of international sales; foreign currency risks; uncertain protection of patent and other proprietary rights; potential environmental liabilities; the company's reliance on a limited group of suppliers; the ability of the company's suppliers to respond to increased demand for parts; the company's dependence on certain key personnel; as well as other risk factors described from time to time in the company's periodic reports and registration statements filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Although payments under certain of the operating leases for the Company's facilities are tied to market indices, the Company is not exposed to material interest rate risk associated with its operating leases.

   There have been no material changes in information reported under "Market Risk" in the Company's report on Form 10-K filed with the Securities and Exchange Commission on December 19, 2000.

Concentration of Risk

   During the first quarter of fiscal year 2001, no one customer accounted for 10% or more of total revenue. During the first quarter of fiscal year 2000, one customer, based in Asia, accounted for 11% of total revenue.

   As of December 29, 2000, no one customer accounted for 10% or more of the total accounts receivable.

                          PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

   Information required by this Item is provided in Note 9 ("Contingencies") to the Condensed Consolidated Financial Statements.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

 Exhibit
   No.                          Description
 -------                        -----------
   18    Preferability letter for change in accounting principle.

   (b) Reports on Form 8-K.

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

                                     Varian Semiconductor Equipment
                                      Associates, Inc.
                                      Registrant

                                            /s/ Ernest L. Godshalk, III
                                     By: ______________________________________
                                              Ernest L. Godshalk, III
                                         Vice President and Chief Financial
                                                       Officer
                                           (Principal Financial Officer)

Date: February 9, 2001

                                                /s/ Seth H. Bagshaw
                                     By: ______________________________________
                                                  Seth H. Bagshaw
                                      Vice President and Corporate Controller
                                           (Principal Accounting Officer)

Date: February 9, 2001

                               INDEX OF EXHIBITS

 Exhibit
   No.                          Description
 -------                        -----------
   18    Preferability letter for change in accounting principle.