Form 10-Q
period 2001-03-30
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2001-05-11
CIK 1079023

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from           to

                         Commission File Number 0-25395

                                   ----------

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of the registrant's common stock outstanding as of May 2, 2001 was 32,348,112 shares of $0.01 par value common stock.

================================================================================

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.
                                   FORM 10-Q
                                     INDEX



                         PART I.  FINANCIAL INFORMATION


                                                                                                Page
ITEM 1. FINANCIAL STATEMENTS:

          Condensed Consolidated Statements of Operations for the three and six months ended     1
          March 30, 2001 and March 31, 2000

          Condensed Consolidated Balance Sheets as of March 30, 2001 and September 29, 2000      2

          Condensed Consolidated Statements of Cash Flows for the six months ended               3
          March 30, 2001 and March 31, 2000

          Notes to the Condensed Consolidated Financial Statements                               4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

          Results of Operations                                                                 11

          Liquidity and Capital Resources                                                       13

          Forward Looking Information                                                           14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Concentration of Risk                                                                 15

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                       16

ITEM 4. SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                        16

SIGNATURES                                                                                      17

                       PART I.      FINANCIAL INFORMATION

                        ITEM 1.    FINANCIAL STATEMENTS

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                             Fiscal Three Months Ended           Fiscal Six Months Ended
                                                           ----------------------------       ----------------------------
                                                             March 30,        March 31,         March 30,        March 31,
                                                               2001             2000              2001             2000
                                                           ------------     -----------       ------------     -----------
                                                                            Restated/1/                        Restated/1/
Revenue
   Product revenue.......................................      $157,303        $141,590           $369,124        $238,605
   Service revenue.......................................        11,390          12,509             22,462          24,477
   Royalties.............................................         4,239           2,114              9,585           2,924
                                                           ------------     -----------       ------------     -----------
        Total revenue....................................       172,932         156,213            401,171         266,006

Cost of Revenue
   Cost of product and service revenue...................       108,383          93,036            239,708         162,860
                                                           ------------     -----------       ------------     -----------

Gross Profit.............................................        64,549          63,177            161,463         103,146

Operating Expenses
   Research and development..............................        12,914          10,818             26,779          21,986
   Marketing, general and administrative.................        26,749          24,030             52,023          45,511
                                                           ------------     -----------       ------------     -----------
        Total operating expenses.........................        39,663          34,848             78,802          67,497
                                                           ------------     -----------       ------------     -----------

Operating income.........................................        24,886          28,329             82,661          35,649
   Other income..........................................             -           2,700                  -           2,700
   Interest income.......................................         1,975             789              4,018           1,562
                                                           ------------     -----------       ------------     -----------
Income before taxes......................................        26,861          31,818             86,679          39,911
   Income tax provision..................................         8,863          11,190             28,603          14,022
                                                           ------------     -----------       ------------     -----------
Net income...............................................      $ 17,998        $ 20,628           $ 58,076        $ 25,889
                                                           ============     ===========       ============     ===========

   Weighted average shares outstanding--basic............        32,123          31,066             32,107          30,810
                                                           ============     ===========       ============     ===========
   Weighted average shares outstanding--diluted..........        33,797          33,730             33,639          33,298
                                                           ============     ===========       ============     ===========

   Net income per share--basic...........................      $   0.56        $   0.66           $   1.81        $   0.84
                                                           ============     ===========       ============     ===========

   Net income per share--diluted.........................      $   0.53        $   0.61           $   1.73        $   0.78
                                                           ============     ===========       ============     ===========

----------
/1/ Effective September 30, 2000, the Company changed its method of valuing domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. See Note 4 "Inventories" for further details.

     See accompanying notes to condensed consolidated financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)

                                                                                       March 30,             September 29,
                                                                                         2001                    2000
                                                                                      -----------            -------------
                                                                                      (Unaudited)             Restated/1/
                                          ASSETS

 Current Assets
 Cash and cash equivalents...........................................................    $170,794               $121,692
 Accounts receivable, net............................................................     160,233                182,396
 Inventories, net....................................................................     143,315                148,234
 Deferred taxes......................................................................      15,166                  9,865
 Other current assets................................................................       7,945                  7,884
                                                                                         --------               --------
       Total Current Assets..........................................................     497,453                470,071
                                                                                         --------               --------
 Property, plant and equipment.......................................................     115,023                104,525
 Accumulated depreciation and amortization...........................................     (65,724)               (60,770)
                                                                                         --------               --------
 Net property, plant and equipment...................................................      49,299                 43,755
 Other assets........................................................................      18,554                 19,869
                                                                                         --------               --------

              Total Assets...........................................................    $565,306               $533,695
                                                                                         ========               ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
 Notes payable and short-term borrowings.............................................    $  7,429               $  5,541
 Accounts payable....................................................................      39,567                 63,392
 Accrued expenses....................................................................      73,580                 74,309
 Product warranty....................................................................      27,178                 28,190
 Advance payments from customers.....................................................       1,771                  4,566
                                                                                         --------               --------
       Total Current Liabilities.....................................................     149,525                175,998
 Long-term accrued expenses..........................................................       6,425                  6,792
 Deferred taxes......................................................................       1,172                  1,546
                                                                                         --------               --------
              Total Liabilities......................................................     157,122                184,336
                                                                                         --------               --------

 Commitments and Contingencies (Note 9)

 Stockholders' Equity
 Preferred stock, par value $.01; authorized 5,000,000 shares, issued none...........           -                      -
 Common stock, par value $.01; authorized 150,000,000 shares, issued and outstanding
       32,143,366 at March 30, 2001 and 32,103,167 at September 29, 2000.............         321                    321
 Capital in excess of par value......................................................     224,012                223,263
 Retained earnings...................................................................     183,851                125,775
                                                                                         --------               --------
       Total Stockholders' Equity....................................................     408,184                349,359
                                                                                         --------               --------

              Total Liabilities and Stockholders' Equity.............................    $565,306               $533,695
                                                                                         ========               ========

----------
/1/ Effective September 30, 2000, the Company changed its method of valuing domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. See Note 4 "Inventories" for further details.

     See accompanying notes to condensed consolidated financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                                          Fiscal Six Months Ended
                                                                                       -----------------------------
                                                                                       March 30,           March 31,
                                                                                         2001                2000
                                                                                       ---------           --------
                                                                                                           Restated/1/
Operating Activities
   Net cash provided by operating activities......................................     $ 59,210            $ 24,366
                                                                                       --------            --------
Investing Activities
   Purchase of property, plant and equipment......................................      (11,464)             (8,352)
   Proceeds from disposal of property, plant and equipment........................          243               1,308
                                                                                       --------            --------
   Net cash (used in) investing activities........................................      (11,221)             (7,044)
                                                                                       --------            --------

Financing Activities
   Proceeds from issuance of common stock.........................................          749              13,868
   Proceeds from issuance of notes payable and short-term borrowings..............        2,061                 117
   Restricted cash................................................................            -               1,000
                                                                                       --------            --------
   Net cash provided by financing activities......................................        2,810              14,985
                                                                                       --------            --------

Effects of exchange rate changes on cash..........................................       (1,697)             (1,519)
                                                                                       --------            --------

Net increase in cash and cash equivalents.........................................       49,102              30,788
Cash and cash equivalents at beginning of period..................................      121,692              65,968
                                                                                       --------            --------

Cash and cash equivalents at end of period........................................     $170,794            $ 96,756
                                                                                       ========            ========

Detail of net cash provided by operating activities:
     Net income...................................................................     $ 58,076            $ 25,889
     Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
            Depreciation and amortization.........................................        6,792               6,220
            Provision for doubtful accounts.......................................          840                 326
            Deferred taxes........................................................       (5,675)                355
            Compensatory stock option expense.....................................            -                 692
     Changes in assets and liabilities:
            Accounts receivable...................................................       20,723             (11,885)
            Inventories...........................................................        4,919             (32,670)
            Other current assets..................................................       (1,310)             (1,852)
            Accounts payable......................................................      (23,773)             18,869
            Accrued expenses......................................................          633              12,332
            Product warranty......................................................         (757)              2,523
            Advance payments from customers.......................................       (2,832)              1,970
            Other.................................................................        1,574               1,597
                                                                                       --------            --------
Net cash provided by operating activities.........................................     $ 59,210            $ 24,366
                                                                                       ========            ========

----------
/1/ Effective September 30, 2000, the Company changed its method of valuing domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. See Note 4 "Inventories" for further details.

     See accompanying notes to condensed consolidated financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Interim Condensed Consolidated Financial Statements

  These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the report on Form 10-K filed by Varian Semiconductor Equipment Associates, Inc. ("VSEA" or the "Company") with the Securities and Exchange Commission for the fiscal year ended September 29, 2000. In the opinion of the Company, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein (except Note 4). The results of operations for the three and six months ended March 30, 2001 are not necessarily indicative of the results to be expected for a full year or for any other period.

Note 2. Description of Business and Basis of Presentation

  The Company designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. As a leading supplier of ion implantation systems the Company has shipped over 3,000 systems worldwide.

  Effective September 30, 2000, the Company changed its method of valuing domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. See Note 4 Inventories for more details of this change in accounting principle.

  Certain items in the prior year's financial statements have been reclassified to conform to the current presentation of the financial statements.

Note 3. Income Per Share

  Basic income per share is calculated based on net income and the weighted-average number of shares outstanding during the reporting period. Diluted income per share is calculated based on net income and the sum of the weighted-average number of shares outstanding during the reporting period and the weighted average number of potential common shares (when dilutive). For purposes of the diluted income per share calculation, the additional shares issuable upon exercise of stock options were determined using the treasury stock method.

  A reconciliation of the numerator and denominator used in the income per share calculations is presented as follows:

                                                      Fiscal Three Months Ended                Fiscal Six Months Ended
                                                   -------------------------------        ---------------------------------
                                                     March 30,         March 31,            March 30,           March 31,
                                                        2001              2000                 2001                2000
                                                   ------------      -------------        ------------        -------------
                                                                        Restated                                 Restated
  Numerator (in thousands of dollars):
  Net income.....................................     $17,998           $20,628              $58,076             $25,889

  Denominator for basic income per share--
    Weighted average shares outstanding..........      32,123            31,066               32,107              30,810
  Effect of dilutive securities:
  Stock options..................................       1,674             2,664                1,532               2,488
                                                      -------           -------              -------             -------
  Denominator for diluted income per  share......      33,797            33,730               33,639              33,298
                                                      =======           =======              =======             =======
  Basic income per share.........................     $   .56           $   .66              $  1.81             $   .84
                                                      =======           =======              =======             =======
  Diluted income per share.......................     $   .53           $   .61              $  1.73             $   .78
                                                      =======           =======              =======             =======

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)


  For the three and six month periods ended March 30, 2001, options to purchase 830,000 and 783,000 common shares, respectively, at weighted average exercise prices of $48.80 and $50.26, respectively, were excluded from the computation due to their exercise price exceeding the market value of the underlying common stock. For the three and six month periods ended March 31, 2000, options to purchase 597,000 common shares, at a weighted average exercise price of $52.63 were excluded from the computation due to their exercise price exceeding the market value of the underlying common stock.


Note 4. Inventories

Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method (see the "Change In Accounting Principle" note below).

The components of inventories are as follows (in millions):

                                              March 30,        September 29,
                                                2001               2000
                                           --------------     ---------------
                                                                  Restated
  Raw materials and parts................      $ 53.8              $ 75.2
  Work in process........................        65.3                51.6
  Finished goods.........................        24.2                21.4
                                               ------              ------
     Total Inventories...................      $143.3              $148.2
                                               ======              ======

Change In Accounting Principle

   Effective September 30, 2000, the Company changed its method of valuing domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.

   Prior to the spin-off to shareholders on April 2, 1999, the Company had operated as a division of Varian Associates, Inc., and had been required to conform to the parent company's LIFO method of valuing domestic inventory. The Company experienced declining materials costs and anticipated lower material unit costs in the foreseeable future through value engineering. Therefore the Company believed the FIFO method was preferable since it would more appropriately match revenues and expenses. Additionally, the adoption of the FIFO method by the Company allows more readily comparable financial results with its principal competitors and other companies in the broader semiconductor industry segment that all use the FIFO method.

   The Company has applied this change retroactively by restating the financial statements as required by Accounting Principles Board Opinion No. 20, "Accounting Changes", which resulted in an increase in retained earnings of $14.2 million as of September 29, 2000. This change in accounting principle resulted in an increase in net income of $1.9 million, or $.06 per diluted share, for the three and six month periods ended March 31, 2000.

Note 5. Notes Payable and Short-term Borrowings

   The Company's Japanese subsidiary periodically enters into Yen denominated, short-term borrowing arrangements with local financial institutions to fund its local working capital requirements. Approximately $7.3 million and $5.5 million were outstanding and payable at March 30, 2001 and September 29, 2000, respectively. Pursuant to the terms of these arrangements, the borrowings outstanding bear interest at rates between 1.5% and 2.3% at March 30, 2001 and at 2.15% at September 29, 2000. The Japanese subsidiary intends to renew these borrowings upon maturity. Certain other insignificant borrowings are incurred from time to time by other subsidiaries.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

Note 6. Stockholders' Equity

   For the six month period ended March 30, 2001, the Company issued 63,000 shares of common stock upon the exercise of stock options for an aggregate exercise price of $749,000. For the six month period ended March 31, 2000, the Company issued 1,122,000 shares of common stock upon the exercise of stock options for an aggregate exercise price of $13.9 million.

   As of March 30, 2001, the Company had outstanding options to purchase an aggregate of 6,580,000 shares of its common stock at a weighted average price of $19.96. Of these options, options to purchase an aggregate of 3,296,000 shares at a weighted average price of $16.99 were fully vested and exercisable.


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

Accounting for Derivative Instruments and Hedging Activities

   In fiscal year 2000, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments - an amendment of SFAS 133" ("Accounting for Derivative Instruments and Hedging Activities"). This statement amended the accounting and reporting standards for certain derivative instruments and hedging activities. The Company hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar denominated currencies and with anticipated foreign currency cash flows. The Company does not enter into forward exchange contracts for trading purposes. The Company's forward exchange contracts generally range from one to two months in original maturity. No forward exchange contract has an original maturity greater than one year. The adoption of SFAS 138 in fiscal year 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133, had no material impact on the Company's consolidated financial statements.


Note 8. Operating Segments and Geographic Information

   The Company has three reportable segments; Product Segment, Services Segment, and Research and Development Segment, which includes royalties on licensing of intellectual property. The accounting policies of the business segments are the same as those in all parts of the Company.

                              Operating Segments
                             (Dollars in millions)


   For the three months ended March 30, 2001 and March 31, 2000 (Restated):

                                                                 Research and
                                                                 Development       Corporate and
                         Product Segment    Services Segment       Segment          Unallocated           Total
                       ------------------- ------------------- ----------------- ------------------ ----------------
                         FY2001   FY2000    FY2001   FY2000     FY2001  FY2000    FY2001   FY2000     FY2001  FY2000
                          Qtr 2    Qtr 2     Qtr 2    Qtr 2      Qtr 2   Qtr 2     Qtr 2    Qtr 2      Qtr 2   Qtr 2
                       ------------------- ------------------- ----------------- ------------------ ----------------
Revenues..............    $157.3  $141.6      $11.4    $12.5      $4.2    $2.1         -        -     $172.9  $156.2
Gross profit..........      89.2    77.0        2.4      2.6       4.2     2.1     (31.3)   (18.5)      64.5    63.2

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

   For the six months ended March 30, 2001 and March 31, 2000 (Restated):

                                                                 Research and
                                                                 Development       Corporate and
                         Product Segment    Services Segment       Segment          Unallocated           Total
                       ------------------- ------------------- ----------------- ------------------ ----------------
                         FY2001   FY2000    FY2001   FY2000     FY2001  FY2000    FY2001   FY2000     FY2001  FY2000
                          Qtr 2    Qtr 2     Qtr 2    Qtr 2      Qtr 2   Qtr 2     Qtr 2    Qtr 2      Qtr 2   Qtr 2
                       ------------------- ------------------- ----------------- ------------------ ----------------
Revenues..............   $369.1   $238.6     $22.5    $24.5      $9.6    $2.9         -        -     $401.2  $266.0
Gross profit..........    209.1    128.6       4.7      6.9       9.6     2.9     (61.9)   (35.3)     161.5   103.1

   The Company primarily measures segment profitability based upon gross profit excluding costs for warranty, installation and other unallocated costs of goods sold. These unallocated costs are included in the "Corporate and Unallocated" column above. Other than depreciation and amortization for the Research and Development Segment, which was $1.4 million for the second quarter of fiscal year 2001 and $2.7 million for the first six months of fiscal year 2001 and $1.0 million for the second quarter of fiscal year 2000 and $2.0 million for the first six months of fiscal year 2000, the Company does not have the other information about Profit or Loss and Assets that are included in the measure of segment profit or loss or segment assets. These other disclosures for reportable segments are impracticable to determine for each segment above.

                            Geographic Information
                             (Dollars in millions)

        Sales to Unaffiliated Customers (by location of the operation)

                                                     Fiscal Three Months Ended                  Fiscal Six Months Ended
                                               -------------------------------------     --------------------------------------
                                                  March 30, 2001     March 31, 2000        March 30, 2001      March 31, 2000
                                               -------------------------------------     --------------------------------------
United States................................         $186.5             $158.2               $ 403.5             $ 255.4
International................................           73.1               57.8                 166.6               111.5
Eliminations & Other.........................          (86.7)             (59.8)               (168.9)             (100.9)
                                                      ------             ------               -------             -------
     Total...................................         $172.9             $156.2               $ 401.2             $ 266.0
                                                      ======             ======               =======             =======

    Total sales is based on the location of the operation furnishing goods and services.

                                                                  Long-lived Assets
                                                           ---------------------------------
                                                              March 30,       September 29,
                                                                2001              2000
                                                           ---------------------------------
United States...........................................        $41.7            $36.8
International...........................................          7.6              6.9
                                                                -----            -----
     Total..............................................        $49.3            $43.7
                                                                =====            =====

   International sales based on final destination of products were $119.7 million, or 69% of total revenue, in the second quarter of fiscal year 2001, compared to $110.9 million, or 71% of total revenue, in the second quarter of fiscal year 2000. For the second quarter of fiscal year 2001, revenues from customers in North America, Europe and Asia were approximately 31%, 19% and 50%, respectively. For the second quarter of fiscal year 2000, revenue from customers in North America, Europe and Asia were approximately 29%, 25% and 46%, respectively, of the Company's total revenue.

   International sales based on final destination of products were $272.3 million or 68% of total revenue in the first half of fiscal year 2001, compared to $201.7 million or 76% of total revenue in the first half of fiscal year 2000. For the six month period ended March 30, 2001, revenues from customers in North America, Europe and Asia were approximately 32%, 21% and

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

47%, respectively. For the six month period ended March 31, 2000, revenues from customers in North America, Europe and Asia were approximately 24%, 26% and 50%, respectively, of the Company's total revenues.

   During the second quarter of fiscal year 2001, two customers accounted for approximately 28% of total revenue and one customer accounted for approximately 11% of revenue for the first six months of fiscal year 2001. No one customer accounted for revenue in excess of 10% of total revenue in either the second quarter or the first six months of fiscal year 2000.


Note 9. Commitments and Contingencies

   The Company is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Environmental Remediation

   The Company's business prior to April 3, 1999 had been operated as the Semiconductor Equipment Business ("SEB"), a part of the former Varian Associates, Inc. ("VAI"). Subsequent to April 3, 1999, VAI changed its name to Varian Medical Systems ("VMS"). Additionally, on April 3, 1999, VAI contributed its Instruments Business ("IB") to Varian, Inc. ("VI"). These transactions were accomplished under the terms of a distribution agreement by and among the Company, VI and VAI which together with certain other agreements that provided for an orderly transition and defined certain ongoing relationships between the Company, VI and VAI, constitute "the Distribution Related Agreements." VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI's sale of its Electron Devices business during fiscal year 1995, and the sale of its TFS business during fiscal year 1997). Expenditures by VMS (formerly VAI) for environmental investigation and remediation amounted to $0.5 million and $1.2 million in the second quarter and first six months of fiscal year 2001, respectively.

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of March 30, 2001, VMS nonetheless estimated that the future exposure for environmental investigation and remediation costs for these sites and facilities ranged in the aggregate from $8 million to $25 million. The time frame over which these costs are expected to be incurred varies with each site or facility, ranging up to approximately 30 years as of March 30, 2001. Management of VMS believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore VMS has accrued $8 million in estimated environmental costs as of March 30, 2001. The amount accrued has not been discounted to present value.

   As to other sites and facilities, VMS has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of March 30, 2001, VMS estimated that the future exposure for environmental investigation and remediation costs for these sites and facilities ranged in the aggregate from $39 million to $88 million. The time frame over which VMS expects to incur these costs varies with each site and facility, ranging up to approximately 30 years as of March 30, 2001. As to each of these sites and facilities, management of VMS determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $38 million at March 30, 2001. VMS accordingly accrued $30 million, which represents its best estimate of the future costs discounted at 7%, net of inflation. This reserve is in addition to the $8 million described in the preceding paragraph.

   Under the Distribution Related Agreements, the Company has agreed to indemnify VMS and VI for one-third of these environmental investigation and remediation costs, as adjusted for insurance proceeds in respect of these environmental costs and for the tax benefits expected to be realized by VMS upon the payment of the Company's portion of these environmental costs.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

   As of March 30, 2001, the Company's reserve for its portion of environmental liabilities, based upon future environmental related costs estimated by VMS as of that date and included in long-term and current accrued expenses amounted to $7.9 million, of which $1.5 million was classified as current.

   The amounts set forth in the foregoing paragraphs are only estimates of anticipated future environmental related costs, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites where VMS is undertaking such investigation and remediation activities. VMS believes that most of these cost ranges will narrow as investigation and remediation activities progress. The Company believes that its reserves are adequate, but as the scope of the obligations becomes more clearly defined, these reserves may be modified and related charges against income may be made.

   Although any ultimate liability arising from environmental related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, could be material to the Company's financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental related events, the Company's management believes that the costs of these environmental related matters are not reasonably likely to have a material adverse effect on the combined financial statements of the Company.

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

   In September 2000, the Company and Applied Materials settled their patent infringement and antitrust litigation arising out of the sale of TFS (See "Legal Proceedings"). After recording a payment to Applied Materials and legal expenses, the Company recorded in Other Income, a gain of $16.0 million ($10.8 million after taxes) in the fourth quarter relating to this litigation settlement. The Company maintained a provision to cover any residual indemnification obligations described above. As of March 30, 2001 the remaining reserve of $3.0 million is included in current liabilities and classified as an estimated loss contingency.

Legal Proceedings

   In June 1997, Applied Materials filed a civil action against VAI in the U.S District Court for the Northern District of California alleging infringement of four patents relating to sputter coating systems. Applied Materials contended that its patents were infringed by the M2i, MB2(TM) and Inova(TM) systems that were manufactured and sold by TFS prior to VAI's sale of TFS to Novellus in June 1997. The complaint requested unspecified money damages and an injunction prohibiting further infringement and requested that any damages awarded be increased up to three-fold for VAI's and Novellus' alleged willful infringement. Novellus was subsequently added as a defendant in this action and, as part of the sale of TFS, VAI agreed to indemnify Novellus for certain damages it may suffer as a result of such litigation and to reimburse Novellus for up to $7.5 million of its litigation expenses. VAI's answer denied infringement and asserted that the Applied Materials patents were invalid and that one of the asserted patents was unenforceable. VAI also filed a separate suit seeking damages and injunctive relief against Applied Materials contending that certain of Applied Material's business practices violated antitrust laws. That action was procedurally related to the infringement case and was pending before the same judge. Novellus filed a complaint against Applied Materials, which included a claim that Applied Materials had infringed three of the patents acquired by Novellus from the Company.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (Unaudited)

   In September 2000, the Company and Applied Materials settled their patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, the Company recorded a gain of $16.0 million ($10.8 million after taxes) relating to this litigation settlement. The Company maintains a reserve of $3.0 million to cover any residual obligations to Novellus as described above.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The condensed consolidated interim financial statements of Varian Semiconductor Equipment Associates, Inc., ("VSEA" or the "Company") are unaudited and generally reflect the results of operations, financial position and cash flows of the Company for the three and six month periods ended March 30, 2001 and March 31, 2000.

   Effective September 30, 2000, the Company changed its method of valuing domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Prior to the spin-off to shareholders on April 2, 1999, when the Company had operated as a division of Varian Associates, Inc., it had been required to conform to the parent company's LIFO method of valuing inventory. See Note 4 Inventories, for more details of this change in accounting principle. The Company has applied this change retroactively by restating the financial statements as required by Accounting Principles Board Opinion No. 20, "Accounting Changes", which has resulted in an increase in retained earnings of $14.2 million as of September 29, 2000. The consolidated condensed financial statements of the Company for the three and six month periods ended March 31, 2000, have been restated and consequently, net income has been increased by $1.9 million for the three and six months ended March 31, 2000. The following discussion and analysis incorporates any changes in the previously reported discussion and analysis of the restated period ended March 31, 2000.

   The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this quarterly report and the audited combined financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 19, 2000.


Results of Operations

Three Months Ended March 30, 2001 Compared to Three Months Ended March 31, 2000

   Revenue. Total revenue for the quarter ended March 30, 2001 was $172.9 million, an increase of $16.7 million or 11% when compared to the quarter ended March 31, 2000, but a decrease of $55.3 million or 24% compared to the immediately preceding quarter ended December 29, 2000. The increase in revenue compared to the second quarter of fiscal year 2000 is due to increased demand for the Company's products, while the decrease in revenue compared to the first quarter of fiscal 2001 is a result of slowing capital spending by the semiconductor industry, which is characteristic of the industry in which we operate.

   Service revenue in the second quarter of fiscal year 2001 was $11.4 million, 9% lower than service revenue of $12.5 million in the second quarter of fiscal year 2000. The decrease in service revenue is primarily due to the higher volume of units shipped in fiscal year 2000 which are still under warranty.

   Royalty revenue of $4.2 million in the second quarter of fiscal year 2001 was $2.1 million above royalty revenue of $2.1 million in the second quarter of fiscal year 2000, as a result of market conditions experienced by licensees of certain of the Company's proprietary technology.

   International revenue was $119.7 million, or 69% of total revenue, in the second quarter of fiscal year 2001, compared to $110.9 million, or 71% of total revenue, in the second quarter of fiscal year 2000. The Company's North American (primarily U.S.) revenue increased by $7.9 million to $53.2 million, while its European region revenue decreased by $5.0 million, from $38.7 million in the second quarter of fiscal year 2000 to $33.7 million in the second quarter of fiscal year 2001.

   The aggregate Asian revenue of $86.0 million from Taiwan, Japan, Korea and the Pacific Rim represented 50% of total revenue in the second quarter of fiscal year 2001, up from $72.2 million, or 46% of total revenue, in the second quarter of fiscal year 2000 as a result of higher sales levels in Japan, Korea and the Pacific Rim, offset by lower sales in Taiwan.

   Gross Profit. The Company's gross profit of $64.5 million in the second quarter of fiscal year 2001 increased by 2% compared to gross profit of $63.2 million for the second quarter of fiscal year 2000. Cost of revenue for the second quarter of fiscal year 2001 was $108.4 million, resulting in a gross margin of 37% on revenues of $172.9 million, compared with cost of revenue for the second quarter of the prior year of $93.0 million, resulting in a gross margin of 40% on revenues of $156.2 million. The increase in gross profit of $1.3 million is the result of higher revenues partially offset by costs associated with under-utilization of facilities resulting from declining levels of manufacturing.

   Research and development. Research and development expenses were $12.9 million or 7% of total revenue for the second three months of fiscal year 2001, 19% above the research and development expenses of $10.8 million, or 7% of total revenue for the second three months of fiscal year 2000. The increase in research and development spending is a result of the Company's commitment to the continued development of new products.

   Marketing, General and Administrative. Marketing, general and administrative expenses were $26.7 million in the second three months of fiscal year 2001, 11% above the level of marketing, general and administrative expenses of $24.0 million in the second quarter of fiscal year 2000. The increase in marketing, general and administrative expense is primarily due to a charge recorded by the Company associated with cost reduction initiatives implemented during the second quarter of fiscal year 2001 and increased spending associated with selling and marketing the Company's products.

   Other Income. During the three months ended March 31, 2000, the Company recognized $2.7 million of income (equivalent to $0.05 per diluted share net of tax) related to the settlement of a dispute involving the acquisition of a product line by the Company.

   Interest Income. During the second quarter of fiscal year 2001, the Company earned $2.0 million of interest income compared with $0.8 million of interest income in the second quarter of fiscal year 2000. This income was earned primarily on higher average balances of cash and cash equivalents.

   Income Before Taxes. During the second quarter of fiscal year 2001 the Company recognized pretax income of $26.9 million compared with pretax income of $31.8 million in the second quarter of fiscal year 2000.

   Taxes on Income. The Company recorded a tax provision of $8.9 million on income in the second quarter of fiscal year 2001 compared with a tax provision of $11.2 million in the second three months of fiscal year 2000. The effective income tax rate was 33.0% in the second three months of fiscal year 2001, compared to 35.2% in the second three months of fiscal year 2000. The current effective income tax rate is consistent with the 33.0% effective income tax rate for the entire fiscal year 2000.

   Net Income. Net income was $18.0 million, or $0.53 per diluted share, for the second quarter of fiscal year 2001, compared with net income of $20.6 million, or $0.61 per diluted share, during the second quarter of fiscal year 2000.


Six Months Ended March 30, 2001 Compared to Six Months Ended March 31, 2000

   Revenue. Total revenue for the first six months of fiscal year 2001 was $401.2 million, an increase of $135.2 million or 51% compared to the six months ended March 31, 2000. The increase in revenue is a result of the increased demand for the Company's products by the semiconductor industry since the industry turnaround began during the second half of fiscal year 1999. Revenue for the first half of fiscal year 2001 was $20.5 million less than revenues recorded by the Company during the second half of fiscal year 2000, as a result of slowing capital spending by the semiconductor industry.

   Service revenue in the first half of fiscal year 2001 was $22.5 million, 8% lower than service revenue of $24.5 million in the first half of fiscal year 2000. The decrease in service revenue is primarily due to the higher volume of units shipped in fiscal year 2000 which are still under warranty.

   Royalty revenue of $9.6 million in the first half of fiscal year 2001 was three times the royalty revenue of $2.9 million in the first half of fiscal year 2000. This increase is due to market conditions experienced by licensees of certain of the Company's proprietary technology.

   International revenue was $272.3 million, or 68% of total revenue, in the first half of fiscal year 2001, 35% above international revenue of $201.7 million, or 76% of total revenue, in the first half of fiscal year 2000. The Company's North American (primarily U.S.) revenue increased by 100% to $128.9 million for the first half of fiscal year 2001 from $64.4 million for the first half of fiscal year 2000. European region revenue increased by 24% to $84.4 million for the first half of fiscal year 2001 from $68.3 million in the first half of fiscal year 2000.

   The aggregate Asian revenue of $187.9 million from Taiwan, Japan, Korea and the Pacific Rim, represented 47% of total revenue in the first half of fiscal year 2001, an increase of 41% from $133.4 million, or 50% of total revenue, in the first half of fiscal year 2000, as a result of higher sales levels in Japan, Korea and the Pacific Rim, partially offset by lower sales in Taiwan.

   Gross Profit. The Company's gross profit was $161.5 million in the first half of fiscal year 2001 compared with gross profit of $103.1 million for the first half of fiscal year 2000. The cost of revenue for the first half of fiscal year 2001 was $239.7 million, resulting in a gross margin of 40% on revenues of $401.2 million, compared with cost of revenue of $162.9 million for the first half of fiscal year 2000, resulting in a gross margin of 39% on revenues of $266.0 million. The increase in gross profit of $58.3 million is the result of higher revenues, improvements in resource utilization and material unit costs realized during the first quarter of fiscal year 2001, offset in part by costs associated with under-utilization of facilities resulting from lower levels of manufacturing realized in the second quarter of fiscal year 2001.

   Research and development. Research and development expenses were $26.8 million, or 7% of total revenue for the first half of fiscal year 2001, 22% above the research and development expenses of $22.0 million, or 8% of total revenue for the first half of fiscal year 2000. The increase in research and development spending is a result of the Company's commitment to the continued development of new products.

   Marketing, General and Administrative. Marketing, general and administrative expenses totaled $52.0 million, or 13% of total revenue, in the first half of fiscal year 2001, compared to marketing, general and administrative expenses of $45.5 million, or 17% of total revenue, in the first half of fiscal year 2000. The increase in marketing, general and administrative expense is primarily due to increased spending associated with selling and marketing the Company's products.

   Other Income. During the six months ended March 31, 2000, the Company recognized $2.7 million of income related to the settlement of a dispute involving the acquisition of a product line by the Company.

   Interest Income. During the first half of fiscal year 2001, the Company earned $4.0 million in interest income, compared to $1.6 million during the first half of fiscal year 2000. The increase in interest income was primarily a result of increased earnings on higher average balances of cash and cash equivalents.

   Income Before Taxes. During the first half of fiscal year 2001 the Company recognized pretax income of $86.7 million, equivalent to 22% of total revenue, compared to $39.9 million, or 15% of total revenue for the first half of fiscal year 2000.

   Taxes on Income. The Company recorded a tax provision of $28.6 million on income in the first half of fiscal year 2001 compared to $14.0 million in the first half of fiscal year 2000. The effective income tax rate was 33.0% in the first half of fiscal year 2001, compared to 35.1% in the first half of fiscal year 2000. The current effective income tax rate is consistent with the 33.0% effective income tax rate for the entire fiscal year 2000.

   Net Income. Net income was $58.1 million, or $1.73 per diluted share, for the first half of fiscal year 2001, compared to $25.9 million, or $0.78 per share, during the first half of fiscal year 2000.


Liquidity and Capital Resources

   During the first six months of fiscal year 2001, the Company generated $59.2 million of cash from operations compared to $24.4 million of cash from operations during the first six months of fiscal year 2000. The increase in net cash provided by operating activities is primarily the result of increased earnings, reductions in accounts receivable and inventory of $20.7 million and $4.9 million respectively, partially offset by a decrease in accounts payable of $23.8 million.

   During the first six months of fiscal year 2001, the Company used $11.2 million in investing activities, primarily for the purchase of property, plant and equipment.

   Net cash provided from financing activities during the first six months of fiscal year 2001 amounted to $2.8 million. Net cash provided from financing activities was primarily a result of the issuance of notes payable and proceeds received from short-term borrowings by the Company's Japanese subsidiary, as well as $0.7 million from issuance of common stock upon exercise of employee stock options.

   In May 2000, the Company established a $75 million unsecured three-year Revolving Credit Facility. The facility is comprised of a $15 million, 364-Day Facility and a $60 million, 3-year Facility. The purpose of this facility is to provide funds for working capital and for general corporate purposes. Borrowings are limited to the lesser of $75 million or the sum of a percentage of certain eligible receivables and inventory, and bear interest at LIBOR or a defined bank rate approximating prime, plus an applicable margin. There are no borrowings currently outstanding. The $15 million 364-Day Facility expires in May 2001, and is expected to be renewed for an additional 364 days under the same terms and conditions.

   The facility contains certain financial and other restrictive covenants, including maintaining a leverage ratio, fixed charge ratio and quick ratio within defined limits, capital expenditures within defined ranges, and maintaining profitable operations. The Company is in compliance with all covenants.

   The Company's liquidity is affected by many factors, some based on the normal operations of the business, uncertainties surrounding the highly cyclical industry in which the Company operates, and the condition of the global economies into which the Company sells and operates. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, the Company's management believes that cash generated from operations, together with available cash at March 30, 2001 and the Company's borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the business for the next twelve months.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Although payments under certain of the operating leases for VSEA's facilities are tied to market indices, the Company is not exposed to material interest rate risk associated with its operating leases.

   There have been no material changes in information reported under "Market Risk" in the Company's report on Form 10-K filed with the Securities and Exchange Commission on December 19, 2000.

Concentration of Risk

   During the second quarter of fiscal year 2001, two customers (combined) accounted for 28% of total revenue and one customer accounted for 11% of total revenue during the first six months of fiscal year 2001.

   During the second quarter and first half of fiscal year 2000, no one customer accounted for 10% or more of total revenue.

   As of March 30, 2001, two customers (combined) accounted for 22% of the total accounts receivable. No other customer accounted for 10% or more of the total accounts receivable. As of March 31, 2000, three customers each accounted for 11% of the total accounts receivable.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

  Information required by this Item is provided in Note 9 ("Commitments and Contingencies") to the Condensed Consolidated Financial Statements and is incorporated herein by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The following matters were submitted to a vote of the stockholders at the 2001 Annual Meeting of Stockholders of the Company held on February 7, 2001: (1) the election of two nominees as Class II Directors, each to a three year term expiring at the 2004 Annual Meeting of Stockholders, and (2) the ratification of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending September 28, 2001. The number of shares of common stock eligible to vote as of the record date of December 26, 2000 was 32,102,739 shares. Each of these matters were approved by the requisite vote of the stockholders. Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions as to each such matter, including a separate tabulation with respect to each nominee for director:

Proposal 1 - To elect two Class II Directors each to a three year term expiring at the 2004 Annual Meeting of Stockholders.

                         For            Withheld
Robert W. Dutton         28,780,287     235,116
George W. Chamillard     28,799,399     236,006

Proposal 2 - To ratify and approve the selection by the Board of Directors of
             PricewaterhouseCoopers LLP as the Company's independent accountants for the 2001 fiscal year.

                         For           Against    Abstain
                         28,902,298    39,840     73,267


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

        None

        (b) Reports on form 8-K.

        The Company did not file any reports on Form 8-K during the quarter ended March 30, 2001.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Varian Semiconductor Equipment Associates, Inc.
                                Registrant


                              By: /s/ Robert J. Halliday
                                 ----------------------------------------------
                                  Robert J. Halliday
                                  Vice President and Chief Financial Officer
Date:  May 11, 2001               (Principal Financial Officer)



                              By: /s/ Seth H. Bagshaw
                                 ----------------------------------------------
                                  Seth H. Bagshaw
                                  Vice President and Corporate Controller
Date:  May 11, 2001               (Principal Accounting Officer)