Form 10-Q
period 2001-06-29
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2001-08-13
CIK 1079023

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2001

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of the registrant's common stock outstanding as of July 31, 2001 was 32,488,874 shares of $0.01 par value common stock.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.
                                   FORM 10-Q
                                     INDEX



                         PART I.  FINANCIAL INFORMATION


                                                                                               Page
ITEM 1. FINANCIAL STATEMENTS:

          Condensed Consolidated Statements of Operations for the three and nine months ended     1
          June 29, 2001 and June 30, 2000

          Condensed Consolidated Balance Sheets as of June 29, 2001 and September 29, 2000        2

          Condensed Consolidated Statements of Cash Flows for the nine months ended               3
          June 29, 2001 and June 30, 2000

          Notes to the Condensed Consolidated Financial Statements                                4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

          Results of Operations                                                                  11

          Liquidity and Capital Resources                                                        13

          Forward Looking Information                                                            14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Concentration of Risk                                                                  15



                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                        16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                         16

SIGNATURES                                                                                       17


     See accompanying notes to condensed consolidated financial statements.

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               FISCAL THREE MONTHS ENDED          FISCAL NINE MONTHS ENDED
                                                            -----------------------------      -----------------------------
                                                               JUNE 29,         JUNE 30,          JUNE 29,         JUNE 30,
                                                                 2001             2000              2001             2000
                                                            ------------     ------------      ------------     ------------
                                                                               RESTATED/1/                        RESTATED/1/
REVENUE
   Product revenue                                              $110,720         $177,619          $479,844         $416,224
   Service revenue                                                12,072           11,481            34,534           35,958
   Royalties                                                       3,909            3,697            13,494            6,621
                                                                --------         --------          --------         --------
        Total revenue                                            126,701          192,797           527,872          458,803

Cost of Revenue
   Cost of product and service revenue                            88,718          115,763           328,426          278,623
                                                                --------         --------          --------         --------

GROSS PROFIT                                                      37,983           77,034           199,446          180,180

OPERATING EXPENSES
   Research and development                                       11,697           11,986            38,476           33,972
   Marketing, general and administrative                          24,412           24,873            76,435           70,384
                                                                --------         --------          --------         --------
        Total operating expenses                                  36,109           36,859           114,911          104,356
                                                                --------         --------          --------         --------

Operating income                                                   1,874           40,175            84,535           75,824
   Other income                                                        -                -                 -            2,700
   Interest income                                                 2,270            1,533             6,288            3,095
                                                                --------         --------          --------         --------
Income before taxes                                                4,144           41,708            90,823           81,619
   Income tax provision                                            1,368           13,491            29,971           27,513
                                                                --------         --------          --------         --------
Net income                                                      $  2,776         $ 28,217          $ 60,852         $ 54,106
                                                                ========         ========          ========         ========

   Weighted average shares outstanding--basic                     32,340           31,812            32,185           31,144
                                                                ========         ========          ========         ========
   Weighted average shares outstanding--diluted                   34,457           34,245            33,911           33,482
                                                                ========         ========          ========         ========

   Net income per share--basic                                     $0.09            $0.89             $1.89            $1.74
                                                                ========         ========          ========         ========

   Net income per share--diluted                                   $0.08            $0.82             $1.79            $1.62
                                                                ========         ========          ========         ========

-------------
1 Effective September 30, 2000, the Company changed its method of valuing domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. See Note 4 "Inventories" for further details.


    See accompanying notes to condesned consolidated financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)

                                                                                         June 29,            September 29,
                                                                                           2001                   2000
                                                                                    -------------        ---------------
                                                                                      (Unaudited)            Restated1

ASSETS

 Current Assets
 Cash and cash equivalents                                                               $237,595               $121,692
 Accounts receivable, net                                                                 117,229                182,396
 Inventories, net                                                                         114,639                148,234
 Deferred taxes                                                                            24,989                  9,865
 Other current assets                                                                       9,400                  7,884
                                                                                         --------               --------
       Total Current Assets                                                               503,852                470,071
                                                                                         --------               --------
 Property, plant and equipment                                                            113,008                104,525
 Accumulated depreciation and amortization                                                (65,121)               (60,770)
                                                                                         --------               --------
 Net property, plant and equipment                                                         47,887                 43,755
 Other assets                                                                              17,621                 19,869
                                                                                         --------               --------

              Total Assets                                                               $569,360               $533,695
                                                                                         ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
 Notes payable and short-term borrowings                                                 $ 14,603               $  5,541
 Accounts payable                                                                          26,819                 63,392
 Accrued expenses                                                                          79,105                 78,875
 Product warranty                                                                          25,142                 28,190
                                                                                         --------               --------
       Total Current Liabilities                                                          145,669                175,998
 Long-term accrued expenses                                                                 7,244                  6,792
 Deferred taxes                                                                             1,364                  1,546
                                                                                         --------               --------
               Total Liabilities                                                          154,277                184,336
                                                                                         --------               --------

 COMMITMENTS AND CONTINGENCIES (NOTE 9)

 STOCKHOLDERS' EQUITY
 Preferred stock, par value $.01; authorized 5,000,000 shares, issued none                      -                      -
 Common stock, par value $.01; authorized 150,000,000 shares, issued and outstanding
       32,473,375 at June 29, 2001 and 32,103,167 at September 29, 2000                       325                    321
 Capital in excess of par value                                                           228,131                223,263
 Retained earnings                                                                        186,627                125,775
                                                                                         --------               --------
       Total Stockholders' Equity                                                         415,083                349,359
                                                                                         --------               --------

               Total Liabilities and Stockholders' Equity                                $569,360               $533,695
                                                                                         ========               ========

-------------
1 Effective September 30, 2000, the Company changed its method of valuing domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. See Note 4 "Inventories" for further details.


    See accompanying notes to condesned consolidated financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (UNAUDITED)

                                                                                             FISCAL NINE MONTHS ENDED
                                                                                       ------------------------------------
                                                                                         JUNE 29,              JUNE 30,
                                                                                           2001                   2000
                                                                                     --------------        ---------------

                                                                                                               RESTATED 1
Operating Activities
   Net cash provided by operating activities                                               $116,321               $  5,549
                                                                                           --------               --------

Investing Activities
   Purchase of property, plant and equipment                                               (13,224)               (15,917)
   Proceeds from disposal of property, plant and equipment                                      245                  1,283
                                                                                           --------               --------
   Net cash (used in) investing activities                                                  (12,979)               (14,634)
                                                                                           --------               --------

Financing Activities
   Proceeds from issuance of common stock                                                     4,872                 18,872
   Proceeds from issuance of notes payable and short-term borrowings, net                     9,424                    215
   Restricted cash                                                                                -                  1,000
                                                                                           --------               --------
   Net cash provided by financing activities                                                 14,296                 20,087
                                                                                           --------               --------

Effects of exchange rate changes on cash                                                     (1,735)                 1,911
                                                                                           --------               --------

Net increase in cash and cash equivalents                                                   115,903                 12,913
Cash and cash equivalents at beginning of period                                            121,692                 65,968
                                                                                           --------               --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $237,595               $ 78,881
                                                                                           ========               ========

Detail of net cash provided by operating activities:
     Net income                                                                            $ 60,852               $ 54,106
     Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
            Depreciation and amortization                                                    10,394                  9,194
            Provision for doubtful accounts                                                   2,340                    211
             Loss on disposal of fixed assets                                                     -                    258
            Deferred taxes                                                                  (15,306)                 4,460
               Compensatory stock option expense                                                  -                    692
     Changes in assets and liabilities:
            Accounts receivable                                                              61,705                (58,494)
            Inventories                                                                      33,595                (46,302)
            Other current assets                                                             (2,866)                (4,251)
            Accounts payable                                                                (36,491)                30,423
            Accrued expenses                                                                  2,899                 13,522
            Product warranty                                                                 (2,752)                   590
            Other                                                                             1,951                  1,140
                                                                                           --------               --------
Net cash provided by operating activities                                                  $116,321               $  5,549
                                                                                           ========               ========

-------------
1 Effective September 30, 2000, the Company changed its method of valuing domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. See Note 4 "Inventories" for further details.


    See accompanying notes to condesned consolidated financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Interim Condensed Consolidated Financial Statements

  These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the report on Form 10-K filed by Varian Semiconductor Equipment Associates, Inc. ("VSEA" or the "Company") with the Securities and Exchange Commission for the fiscal year ended September 29, 2000. In the opinion of the Company, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein (except Note 4). The results of operations for the three and nine months ended June 29, 2001 are not necessarily indicative of the results to be expected for a full year or for any other period.

NOTE 2. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

  The Company designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. As a leading supplier of ion implantation systems, the Company has shipped over 3,000 systems worldwide.

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

  A reconciliation of the numerator and denominator used in the income per share calculations is presented as follows:

                                                          FISCAL THREE MONTHS ENDED                FISCAL NINE MONTHS ENDED
                                                         ----------------------------           ------------------------------
                                                          JUNE 29,          JUNE 30,             JUNE 29,            JUNE 30,
                                                               2001              2000                 2001                2000
                                                         ----------      ------------            ---------        ------------
                                                                            RESTATED                                 RESTATED
  Numerator (in thousands of dollars)
  Net income                                                $ 2,776           $28,217              $60,852             $54,106

  Denominator for basic income per share
    Weighted average shares outstanding                      32,340            31,812               32,185              31,144

  EFFECT OF DILUTIVE SECURITIES:
  Stock options                                               2,117             2,433                1,726               2,338
                                                            -------           -------              -------             -------
  Denominator for diluted income per share                   34,457            34,245               33,911              33,482
                                                            =======           =======              =======             =======

  Basic income per share                                    $  0.09           $  0.89              $  1.89             $  1.74
                                                            =======           =======              =======             =======
  Diluted income per share                                  $  0.08           $  0.82              $  1.79             $  1.62
                                                            =======           =======              =======             =======

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (UNAUDITED)


  For the three and nine month periods ended June 29, 2001, options to purchase 671,691 and 973,989 common shares, respectively, at weighted average exercise prices of $53.00 and $45.75, respectively, were excluded from the computation due to their exercise price exceeding the market value of the underlying common stock. For the three and nine month periods ended June 30, 2000, options to purchase 4,819 and 236,837 common shares, respectively, at a weighted average exercise price of $62.64 and $52.70, respectively, were excluded from the computation due to their exercise price exceeding the market value of the underlying common stock.


NOTE 4. INVENTORIES

Inventory Valuation

   Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method (see the "Change In Accounting Principle" note below).

   The components of inventories are as follows (in millions):



                                                                                        JUNE 29,           SEPTEMBER 29,
                                                                                           2001                  2000
                                                                                    --------------       ---------------
                                                                                                             RESTATED
  Raw materials and parts                                                                   $ 44.1                $ 75.2
  Work in process                                                                             28.1                  46.7
  Finished goods                                                                              42.4                  26.3
                                                                                            ------                ------
     Total Inventories                                                                      $114.6                $148.2
                                                                                            ======                ======



Change In Accounting Principle

   Effective September 30, 2000, the Company changed its method of valuing domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.

   Prior to the spin-off to shareholders on April 2, 1999, the Company had operated as a division of Varian Associates, Inc., and had been required to conform to the parent company's LIFO method of valuing domestic inventory. The Company experienced declining materials costs and anticipated lower material unit costs in the foreseeable future through value engineering. Therefore, the Company believed the FIFO method was preferable since it would more appropriately match revenues and expenses. Additionally, the adoption of the FIFO method by the Company allows more readily comparable financial results with its principal competitors and other companies in the broader semiconductor industry segment that all use the FIFO method.

   The Company has applied this change retroactively by restating the financial statements as required by Accounting Principles Board Opinion No. 20, "Accounting Changes", which resulted in an increase in retained earnings of $14.2 million as of September 29, 2000. This change in accounting principle resulted in an increase in net income of $.6 million and $2.5 million, or $0.01 and $0.08 per diluted share, for the three and nine month periods ended June 30, 2000.

Note 5. Notes Payable and Short-term Borrowings

   The Company's Japanese subsidiary periodically enters into Yen denominated, short-term borrowing arrangements with local financial institutions to fund its local working capital requirements. Approximately $14.4 million and $5.5 million were outstanding and payable at June 29, 2001 and September 29, 2000, respectively. Pursuant to the terms of these arrangements, the outstanding borrowings bear interest at approximately 2% as of June 29, 2001 and September 29, 2000. The Japanese subsidiary intends to renew these borrowings upon maturity. Certain other insignificant borrowings are incurred from time to time by other subsidiaries.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (UNAUDITED)





NOTE 6. STOCKHOLDERS' EQUITY

   For the nine month period ended June 29, 2001, the Company issued 370,208 shares of common stock upon the exercise of stock options for an aggregate exercise price of $4.9 million. For the nine month period ended June 30, 2000, the Company issued 1,531,135 shares of common stock upon the exercise of stock options for an aggregate exercise price of $18.9 million.

   As of June 29, 2001, the Company had outstanding options to purchase an aggregate of 6,214,039 shares of its common stock at a weighted average price of $20.32. Of these options, options to purchase an aggregate of 3,727,058 shares at a weighted average price of $16.50 were fully vested and exercisable.


NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

Revenue Recognition in Financial Statements

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The adoption of SAB 101 will be required in the Company's fourth quarter of fiscal year 2001. The Company anticipates that the implementation of SAB 101 will have a material effect on the Company's consolidated financial statements. The Company is in the process of quantifying this impact.

Goodwill and Other Intangible Assets

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption.
We are currently assessing the impact of this new statement on our combined financial position and results of operations and have not yet determined the impact of adoption.


NOTE 8. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

   The Company has three reportable segments; Product Segment, Services Segment, and Research and Development Segment, which includes royalties on licensing of intellectual property. The accounting policies of the business segments are the same as those in all parts of the Company.

                              OPERATING SEGMENTS
                             (Dollars in millions)


   For the three months ended June 29, 2001 and June 30, 2000 (Restated):

                                                                 RESEARCH AND
                                                                 DEVELOPMENT       CORPORATE AND
                         PRODUCT SEGMENT    Services Segment       Segment          UNALLOCATED           TOTAL
                       ---------------------------------------------------------------------------------------------
                         FY2001   FY2000    FY2001   FY2000     FY2001  FY2000    FY2001   FY2000     FY2001  FY2000
                          QTR 3   QTR 3      QTR 3    QTR 3     QTR 3   QTR 3      QTR 3    QTR 3     QTR 3   QTR 3
                       ---------------------------------------------------------------------------------------------
Revenues...............   $110.7  $177.6      $12.1    $11.5      $3.9    $3.7         -        -     $126.7  $192.8
Gross profit...........     60.1    94.3        4.2      2.4       3.9     3.7     (30.2)   (23.4)      38.0    77.0

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (UNAUDITED)



For the nine months ended June 29, 2001 and June 30, 2000 (Restated):

                                                                 RESEARCH AND
                                                                 DEVELOPMENT       CORPORATE AND
                         PRODUCT SEGMENT    SERVICES SEGMENT       Segment          UNALLOCATED           TOTAL
                       ---------------------------------------------------------------------------------------------
                         FY2001   FY2000    FY2001   FY2000     FY2001  FY2000    FY2001   FY2000     FY2001  FY2000
                          QTR 3   Qtr 3      QTR 3    QTR 3     QTR 3   QTR 3      QTR 3    QTR 3     QTR 3   QTR 3
                       ---------------------------------------------------------------------------------------------
Revenues...............   $479.9  $416.2      $34.5    $36.0     $13.5    $6.6         -        -     $527.9  $458.8
Gross profit...........    269.2   223.0        8.9      9.3      13.5     6.6     (92.0)   (58.7)     199.4   180.2


   The Company measures segment profitability based primarily upon gross profit excluding costs for warranty, installation and other unallocated costs of goods sold. These unallocated costs are included in the "Corporate and Unallocated" column above. Other than depreciation and amortization for the Research and Development Segment, which was $1.6 million for the third quarter of fiscal year 2001 and $4.3 million for the first nine months of fiscal year 2001 and $1.1 million for the third quarter of fiscal year 2000 and $3.1 million for the first nine months of fiscal year 2000, the Company does not have the other information about Profit or Loss and Assets that are included in the measure of segment profit or loss or segment assets. These other disclosures for reportable segments are impracticable to determine for each segment above.

                             GEOGRAPHIC INFORMATION
                             (Dollars in millions)

              Sales to Unaffiliated Customers (by location of the operation)

                                                        FISCAL THREE MONTHS ENDED                   FISCAL NINE MONTHS ENDED
                                                --------------------------------------       -----------------------------------
                                                   JUNE 29, 2001         JUNE 30, 2000          JUNE 29, 2001     June 30, 2000
                                                --------------------------------------       -----------------------------------

United States............................                 $114.1                $196.2                $ 517.6            $ 451.6
International............................                   66.3                  45.0                  232.9              156.5
Eliminations & Other.....................                  (53.7)                (48.4)                (222.6)            (149.3)
                                                          ------                ------                -------            -------

     Total...............................                 $126.7                $192.8                $ 527.9            $ 458.8
                                                          ======                ======                =======            =======

    Total sales is based on the location of the operation furnishing goods and services.

                                                                                                 LONG-LIVED ASSETS
                                                                                       ------------------------------------
                                                                                             JUNE 29,        SEPTEMBER 29,
                                                                                                 2001             2000
                                                                                       ------------------------------------

United States                                                                                 $40.5            $36.8
International                                                                                   7.4              6.9
                                                                                              -----            -----
     Total                                                                                    $47.9            $43.7
                                                                                              =====            =====



   International sales based on final destination of products were $87.4 million, or 69% of total revenue, in the third quarter of fiscal year 2001, compared to $153.6 million, or 80% of total revenue, in the third quarter of fiscal year 2000. For the third quarter of fiscal year 2001, revenues from customers in North America, Europe and Asia were approximately 31%, 19% and 50%, respectively. For the third quarter of fiscal year 2000, revenue from customers in North America, Europe and Asia were approximately 20%, 12% and 68%, respectively, of the Company's total revenue.

   International sales based on final destination of products were $359.7 million or 68% of total revenue in the first nine months of fiscal year 2001, compared to $355.3 million or 77% of total revenue in the first nine months of fiscal year 2000. For the nine month period ended June 29, 2001, revenues from customers in North America, Europe and Asia were approximately 32%, 20% and 48%, respectively. For the nine month period ended June 30, 2000, revenues from customers in North America, Europe and Asia were approximately 23%, 20% and 57%, respectively, of the Company's total revenues.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (UNAUDITED)




    During the third quarter of fiscal year 2001, one customer accounted for approximately 12% of total revenue and no one customer accounted for 10% or more of revenue for the first nine months of fiscal year 2001. No one customer accounted for revenue in excess of 10% of total revenue in either the third quarter or the first nine months of fiscal year 2000.


NOTE 9. COMMITMENTS AND CONTINGENCIES

   The Company is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Environmental Remediation

   The Company's business prior to April 3, 1999 had been operated as the Semiconductor Equipment Business ("SEB"), a part of the former Varian Associates, Inc. ("VAI"). Subsequent to April 3, 1999, VAI changed its name to Varian Medical Systems ("VMS"). Additionally, on April 3, 1999, VAI contributed its Instruments Business ("IB") to Varian, Inc. ("VI"). These transactions were accomplished under the terms of a distribution agreement by and among the Company, VI and VAI which together with certain other agreements that provided for an orderly transition and defined certain ongoing relationships between the Company, VI and VAI, constitute "the Distribution Related Agreements." VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI's sale of its Electron Devices business during fiscal year 1995, and the sale of its TFS business during fiscal year 1997). Expenditures by VMS for environmental investigation and remediation amounted to $1.5 million and $2.7 million in the third quarter and first nine months of fiscal year 2001, respectively.

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of June 29, 2001, VMS nonetheless estimated that the future exposure for environmental investigation and remediation costs for these sites and facilities ranged in the aggregate from $7 million to $24 million. The time frame over which these costs are expected to be incurred varies with each site or facility, ranging up to approximately 30 years as of June 29, 2001. Management of VMS believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore VMS has accrued $7 million in estimated environmental costs as of June 29, 2001. The amount accrued has not been discounted to present value.

   As to other sites and facilities, VMS has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of June 29, 2001, VMS estimated that the future exposure for environmental investigation and remediation costs for these sites and facilities ranged in the aggregate from $38 million to $88 million. The time frame over which VMS expects to incur these costs varies with each site and facility, ranging up to approximately 30 years as of June 29, 2001. As to each of these sites and facilities, management of VMS determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Accordingly, VMS accrued $29 million, which represents its best estimate of the future costs discounted at 7%, net of inflation. This reserve is in addition to the reserve described in the preceding paragraph.

   Under the Distribution Related Agreements, the Company has agreed to indemnify VMS and VI for one-third of these environmental investigation and remediation costs, as adjusted for insurance proceeds in respect of these environmental costs and for the tax benefits expected to be realized by VMS upon the payment of the Company's portion of these environmental costs.

   As of June 29, 2001, the Company's reserve for its portion of environmental liabilities, based upon future environmental related costs estimated by VMS as of that date and included in long-term and current accrued expenses amounted to $7.8 million, of which $1.4 million was classified as current.

   The amounts set forth in the foregoing paragraphs are only estimates of anticipated future environmental related costs, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites where VMS is

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (UNAUDITED)

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

   In September 2000, the Company and Applied Materials settled their patent infringement and antitrust litigation arising out of the sale of TFS (See "Legal Proceedings"). After recording a payment to Applied Materials and legal expenses, the Company recorded in Other Income, a gain of $16.0 million ($10.8 million after taxes) in the fourth quarter relating to this litigation settlement. The Company maintained a provision to cover any residual indemnification obligations described above. As of June 29, 2001 the remaining reserve of $2.7 million is included in current liabilities and classified as an estimated loss contingency.

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

   In September 2000, the Company and Applied Materials settled their patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, the Company recorded a gain of $16.0 million ($10.8 million after taxes) relating to this litigation settlement. The Company maintains a reserve of $2.7 million to cover any residual obligations to

Novellus as described above.

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

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                  (UNAUDITED)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The condensed consolidated interim financial statements of Varian Semiconductor Equipment Associates, Inc., ("VSEA" or the "Company") are unaudited and generally reflect the results of operations, financial position and cash flows of the Company for the three and nine month periods ended June 29, 2001 and June 30, 2000.

   Effective September 30, 2000, the Company changed its method of valuing domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Prior to the spin-off to shareholders on April 2, 1999, when the Company had operated as a division of Varian Associates, Inc., it had been required to conform to the parent company's LIFO method of valuing inventory. See Note 4 Inventories, for more details of this change in accounting principle. The Company has applied this change retroactively by restating the financial statements as required by Accounting Principles Board Opinion No. 20, "Accounting Changes", which has resulted in an increase in retained earnings of $14.2 million as of September 29, 2000. The consolidated condensed financial statements of the Company for the three and nine month periods ended June 30, 2000, have been restated and consequently, net income has been increased by $.6 million and $2.5 million for the three and nine months ended June 30, 2000, respectively. The following discussion and analysis incorporates any changes in the previously reported discussion and analysis of the restated period ended June 30, 2000.

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


RESULTS OF OPERATIONS

Three Months Ended June 29, 2001 Compared to Three Months Ended June 30, 2000

   Revenue. Total revenue for the quarter ended June 29, 2001 was $126.7 million, a decrease of $66.1 million or 34% compared to the quarter ended June 30, 2000 and a decrease of $46.2 million or 27%, compared to the preceding quarter ended March 30, 2001. The decrease in revenue compared to the third quarter of fiscal year 2000, as well as the second quarter of fiscal year 2001 is due to a continuation of the general slowdown in capital spending by the semiconductor industry that began earlier in fiscal year 2001.

   Service revenue in the third quarter of fiscal year 2001 was $12.1 million, 5% higher than the service revenue of $11.5 million reported in the third quarter of fiscal year 2000. The increase in service revenue is primarily due to an increase in technical support services provided for certain customers.

   Royalty revenue of $3.9 million in the third quarter of fiscal year 2001 was $.2 million above royalty revenue of $3.7 million in the third quarter of fiscal year 2000.

   International revenue was $87.4 million, or 69% of total revenue, in the third quarter of fiscal year 2001, compared to $153.6 million, or 80% of total revenue, in the third quarter of fiscal year 2000. The Company's North American (primarily U.S.) revenue increased by $.1 million to $39.3 million, while its European region revenue increased by $.6 million, from $23.0 million in the third quarter of fiscal year 2000 to $23.6 million in the third quarter of fiscal year 2001.

   The aggregate Asian revenue of $63.8 million from Taiwan, Japan, Korea and the Pacific Rim represented 50% of total revenue in the third quarter of fiscal year 2001, down from $130.6 million, or 68% of total revenue, in the third quarter of fiscal year 2000 as a result of decreased sales levels in Taiwan, Korea and the Pacific Rim, offset in part by higher sales in Japan.

   Gross Profit. Cost of revenue for the third quarter of fiscal year 2001 was $88.7 million compared with cost of revenue for the third quarter of the prior year of $115.8 million, a decrease of $27.1 million or 23%. The Company's gross profit was $38.0 million or 30% of revenues in the third quarter of fiscal year 2001 compared to gross profit of $77.0 million or 40% of revenues during the third quarter of fiscal year 2000. The decrease in gross profit of $39.0 million is the result of lower revenues and related production volumes.

   Research and development. Research and development expenses were $11.7 million or 9% of total revenue for the third quarter of fiscal year 2001, 3% below the research and development expenses of $12.0 million, or 6% of total revenue for the third quarter of fiscal year 2000. The ongoing investment in research and development activities reflects the Company's commitment to the continued development and enhancement of both new and existing products.

   Marketing, General and Administrative. Marketing, general and administrative expenses were $24.4 million in the third quarter of fiscal year 2001, 2% below the level of marketing, general and administrative expenses of $24.9 million in the third quarter of fiscal year 2000. The decrease in marketing, general and administrative expense is primarily due to cost reduction initiatives implemented during the third quarter of the fiscal year offset in part by provisions for doubtful accounts and a non-recurring charge associated with cost reduction initiatives implemented during the quarter, which together totaled $2.4 million.

   Interest Income. During the third quarter of fiscal year 2001, the Company earned $2.3 million of interest income compared with $1.5 million of interest income in the third quarter of fiscal year 2000. The increase in interest income was primarily due to increased earnings on higher average balances of cash and cash equivalents.

   Income Before Taxes. During the third quarter of fiscal year 2001, the Company recognized pretax income of $4.1 million compared with pretax income of $41.7 million in the third quarter of fiscal year 2000.

   Taxes on Income. The Company recorded a tax provision of $1.4 million on income in the third quarter of fiscal year 2001, compared with a tax provision of $13.5 million in the third quarter of fiscal year 2000. The effective income tax rate was 33% in the third three months of fiscal year 2001, compared to 32% in the third three months of fiscal year 2000. The current effective income tax rate is consistent with the 33% effective income tax rate for the entire fiscal year 2000.

   Net Income. Net income was $2.8 million, or $0.08 per diluted share, for the third quarter of fiscal year 2001, compared with net income of $28.2 million, or $0.82 per diluted share, during the third quarter of fiscal year 2000.


Nine Months Ended June 29, 2001 Compared to Nine Months Ended June 30, 2000

   Revenue. Total revenue for the first nine months of fiscal year 2001 was $527.9 million, an increase of $69.1 million or 15% compared to the nine months ended June 30, 2000. The increase in revenue is a result of the increased demand for the Company's products experienced during the first two quarters of fiscal year 2001, partially offset by the effect of a general industry slowdown that significantly affected revenues during the most recent quarter.

   Service revenue in the first nine months of fiscal year 2001 was $34.5 million, 4% lower than service revenue of $36.0 million in the first half of fiscal year 2000. The decrease in service revenue is primarily due to the higher volume of units shipped in fiscal year 2000 which are still under warranty.

   Royalty revenue of $13.5 million in the first nine months of fiscal year 2001 was $6.9 million greater than the royalty revenue of $6.6 million in the first nine months of fiscal year 2000. The increase in royalty revenue is due to the improved market conditions experienced by licensees of certain of the Company's proprietary technology during the first two quarters of fiscal year 2001.

   International revenue was $359.7 million, or 68% of total revenue, in the first nine months of fiscal year 2001, 1% above international revenue of $355.3 million, or 77% of total revenue, in the first nine months of fiscal year 2000. The Company's North American (primarily U.S.) revenue increased by 63% to $168.2 million for the first nine months of fiscal year 2001 from $103.5 million for the first nine months of fiscal year 2000. European region revenue increased by 18% to $108.0 million for the first nine months of fiscal year 2001 from $91.3 million in the first nine months of fiscal year 2000.

   The aggregate Asian revenue of $251.7 million from Taiwan, Japan, Korea and the Pacific Rim, represented 48% of total revenue in the first nine months of fiscal year 2001, a decrease of 5% from $264.0 million, or 57% of total revenue, in the first nine months of fiscal year 2000, as a result of higher sales levels in Japan, Korea, and Pacific Rim, offset by lower sales in Taiwan.

   Gross Profit. Cost of revenue for the first nine months of fiscal year 2001 was $328.4 million, compared with cost of revenue of $278.6 million for the first nine months of fiscal year 2000, an increase of $49.8 million or 18%. The Company's gross profit was $199.5 million or 38% of revenue in the first nine months of fiscal year 2001, compared with gross profit of $180.2 million or 39% of revenue for the first nine months of fiscal year 2000. The increase in gross profit is the result of higher revenues, improvements in resource utilization and material unit costs realized during the first quarter of fiscal year 2001. However costs associated with the under absorption of manufacturing capacity, primarily during the third quarter of fiscal year 2001, have decreased the year to date gross profit percentage to a level that approximates that of the same period in fiscal year 2000.

   Research and development. Research and development expenses were $38.5 million, or 7% of total revenue for the first nine months of fiscal year 2001, 13% above the research and development expenses of $34.0 million or 7% of total revenue for the first nine months of fiscal year 2000. The increase in research and development spending is a result of the Company's commitment to the continued development and enhancement of both new and existing products.

   Marketing, General and Administrative. Marketing, general and administrative expenses totaled $76.4 million, or 14% of total revenue, in the first nine months of fiscal year 2001, compared to marketing, general and administrative expenses of $70.4 million, or 15% of total revenue, in the first nine months of fiscal year 2000. The increase in marketing, general and administrative expense is primarily due to an increase in costs associated with selling and marketing the Company's products, an increase in provisions for doubtful accounts, and nonrecurring charges recorded in connection with cost reduction initiatives implemented during the year.

   Other Income. During the nine months ended June 30, 2000, the Company recognized $2.7 million of income related to the settlement of a dispute involving the acquisition of a product line by the Company.

   Interest Income. During the first nine months of fiscal year 2001, the Company earned $6.3 million in interest income, compared to $3.1 million during the first half of fiscal year 2000. The increase in interest income was primarily due to increased earnings on higher average balances of cash and cash equivalents.

   Income Before Taxes. During the first nine months of fiscal year 2001 the Company recognized pretax income of $90.8 million, equivalent to 17% of total revenue, compared to $81.6 million, or 18% of total revenue for the first nine months of fiscal year 2000.

   Taxes on Income. The Company recorded a tax provision of $30.0 million on income in the first nine months of fiscal year 2001, compared to $27.5 million in the first nine months of fiscal year 2000. The effective income tax rate was 33% in the first nine months of fiscal year 2001, compared to 34% in the first nine months of fiscal year 2000. The current effective income tax rate is consistent with the 33% effective income tax rate for the entire fiscal year 2000.

   Net Income. Net income was $60.9 million, or $1.79 per diluted share, for the first nine months of fiscal year 2001, compared to $54.1 million, or $1.62 per share, during the first nine months of fiscal year 2000.


LIQUIDITY AND CAPITAL RESOURCES

   During the first nine months of fiscal year 2001, the Company generated $116.3 million of cash from operations compared to $5.5 million of cash from operations during the first nine months of fiscal year 2000. The increase in net cash provided by operating activities is primarily the result of increased earnings, reductions in accounts receivable and inventories of $61.7 million and $33.6 million respectively, partially offset by an increase in deferred taxes of $15.3 million and a decrease in accounts payable of $36.5 million.

   During the first nine months of fiscal year 2001, the Company used $13.0 million in investing activities, primarily for the purchase of property, plant and equipment.

   Net cash provided from financing activities during the first nine months of fiscal year 2001 amounted to $14.3 million. Net cash provided by financing activities was primarily a result of the issuance of notes payable and proceeds received from short-term borrowings by the Company's Japanese subsidiary, as well as $4.9 million from issuance of common stock upon exercise of employee stock options.

   In May 2000, the Company established a $75 million unsecured three-year Revolving Credit Facility. The facility is comprised of a $15 million, 364-Day Facility and a $60 million, 3-year Facility. The purpose of this facility is to provide funds for working capital and for general corporate purposes. Borrowings are limited to the lesser of $75 million or the sum of a percentage of certain eligible receivables and inventory, and bear interest at LIBOR or a defined bank rate approximating prime, plus an applicable margin. There are no borrowings currently outstanding. The $15 million, 364-Day Facility was renewed and expires on May 2002, under the same terms and conditions.

   The facility contains certain financial and other restrictive covenants, including maintaining a leverage ratio, fixed charge ratio and quick ratio within defined limits, capital expenditures within defined ranges, and maintaining profitable operations. The Company is in compliance with all covenants.

   During fiscal year 2001, the Company has begun to experience the effects of the most recent industry downturn including quarterly reductions in profitability and a significant increase in cash flow resulting primarily from reductions in non-cash working capital. In addition to the highly cyclical nature of the industry in which it operates, the Company's liquidity will continue to be affected by many factors including the normal operations of the business and uncertainties surrounding the condition of the global economies into which the Company sells and operates. Although the Company's cash requirements will fluctuate based on the timing and extent of all of these factors, the Company's management believes that cash generated from operations, together with available cash at June 29, 2001, and the Company's borrowing capability, will be sufficient to satisfy potential growth in working capital in the event of a turnaround in the semiconductor capital equipment market, commitments for capital expenditures and other cash requirements for the business for the next twelve months.


NEW ACCOUNTING PRONOUNCEMENTS

Goodwill and Other Intangible Assets

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption.
We are currently assessing the impact of this new statement on our combined financial position and results of operations and have not yet determined the impact of adoption.

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

CONCENTRATION OF RISK

   During the third quarter of fiscal year 2001, one customer accounted for 12% of total revenue and no one customer accounted for 10% or more of total revenue during the first nine months of fiscal year 2001.

   During the third quarter and first nine months of fiscal year 2000, no one customer accounted for 10% or more of total revenue.

   As of June 29, 2001, one customer accounted for 11% of the total accounts receivable. No other customer accounted for 10% or more of the total accounts receivable.

                           PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

  Information required by this Item is provided in Note 9 ("Commitments and Contingencies") to the Condensed Consolidated Financial Statements and is incorporated herein by reference.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

     None


     (b) Reports on form 8-K.

     The Company did not file any reports on Form 8-K during the quarter ended June 29, 2001.

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


                                  Varian Semiconductor Equipment Associates,
                                  Inc.
                                   Registrant



                                         /s/ Robert J. Halliday
                                  By:-----------------------------------------
                                         Robert J. Halliday
                                     Vice President and Chief Financial Officer
Date:  August 13, 2001            (Principal Financial Officer)



                                         /s/ Seth H. Bagshaw
                                  By:------------------------------------------
                                          Seth H. Bagshaw
                                     Vice President and Corporate Controller
Date:  August 13, 2001            (Principal Accounting Officer)