Form 10-K
period 2001-09-28
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2001-12-20
CIK 1079023

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One) [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 28, 2001

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

                              Title of each class

                         Common Stock, $0.01 par value

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's common stock held by non-affiliates as of December 17, 2001 was $1,210,484,000.

   The number of shares of the registrants' common stock outstanding as of December 17, 2000 was 32,751,182 shares of $0.01 par value common stock.

   An index of exhibits filed with this Form 10-K is located on page 31.

                      Documents Incorporated by Reference:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2001

                               TABLE OF CONTENTS

                                     PART I

 Item 1.   Business......................................................    1
 Item 2.   Properties....................................................   10
 Item 3.   Legal Proceedings.............................................   10
 Item 4.   Submission of Matters to a Vote of Security Holders...........   11

                                    PART II

 Item 5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters...........................................   12
 Item 6.   Selected Financial Data.......................................   12
 Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   16
 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk....   28
 Item 8.   Financial Statements and Supplementary Data...................   29
 Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure......................................   29

                                    PART III

 Item 10.  Directors and Executive Officers of the Registrant............   30
 Item 11.  Executive Compensation........................................   30
 Item 12.  Security Ownership of Certain Beneficial Owners and
           Management....................................................   30
 Item 13.  Certain Relationships and Related Transactions................   30

                                    PART IV

 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
           8-K...........................................................   31

                                     PART I

Item 1.   Business.

Overview

Varian Semiconductor Equipment Associates, Inc. ("Varian Semiconductor") designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. As a leading supplier of ion implantation systems, Varian Semiconductor has shipped over 3,000 systems worldwide.

In fiscal year 1998, Varian Semiconductor introduced its next generation VIISta(TM) product line. This technology leverages single wafer processing, pioneered on the successful E200 and E500 lines of mid-current implanters, to the entire spectrum of energies and implant applications. Single wafer technology is differentiated by its processing capabilities, higher throughput, and improved process yields, allowing production of either 200mm or next generation 300mm wafers on the same tool.

Varian Semiconductor provides customers with world-class support, training, and after-market products and services that enable high utilization and productivity, reduce operating costs, and extend capital productivity of customer investment through multiple product generations. Varian Semiconductor achieved the number one ranking for the fifth consecutive year in VLSI Research Inc.'s Year 2001 customer satisfaction survey of semiconductor manufacturers worldwide.

Varian Semiconductor's business is cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry began an upturn in the second half of fiscal year 1999, and Varian Semiconductor benefited from strong demand for its products throughout fiscal year 2000. This resulted in increased sales in every quarter of fiscal year 2000 and a year-end order backlog of $360.0 million, almost double the fiscal year 1999 backlog of $181.0 million. In fiscal year 2001, semiconductor equipment manufacturers experienced a significant contraction in the demand for products. As a result, Varian Semiconductor's quarterly revenue declined sequentially beginning in the second quarter of fiscal year 2001. The decline in customer order rates has reduced backlog to $160.0 million at the end of fiscal year 2001, a $200.0 million or 56% decline from backlog reported at the end of fiscal year 2000.

Prior to the spin-off of Varian Semiconductor from Varian Associates, Inc. ("VAI") on April 2, 1999, Varian Semiconductor's business was operated as the Semiconductor Equipment Business ("SEB") of VAI. Where this Current Report on Form 10-K refers to periods prior to April 2, 1999, and to fiscal years prior to fiscal year 1999, such reference are with regard to the SEB prior to the spin-off.

The Industry

The semiconductor industry has experienced significant growth in recent years due to the continued increase of personal computers, the expansion of telecommunications, the emergence of new applications within consumer electronics, wireless communication devices, and the increased semiconductor content needed to drive and service the world wide web. Continued improvements in device performance and reduced cost per function has fueled demand resulting in a compound annual growth rate of over 15% for the last 30 years. Historically, the semiconductor industry has been very cyclical in nature, as a result of under-supply or over-supply of integrated circuits. It is expected that the industry will remain highly cyclical in the foreseeable future.

Semiconductor manufacturing is highly competitive with each customer looking for an edge in either device performance (generally speed or low power consumption) or cost advantage (memory), generally relying on their equipment suppliers to develop processes and equipment to provide that edge. Today, a typical wafer manufacturing factory costs over a billion dollars, and as the market moves toward 100nm devices and larger wafer sizes (300mm) costs are likely to increase. Consequently, semiconductor equipment manufacturers compete aggressively for this business, each seeking either a technical or cost advantage and to provide customers with uniformly high levels of equipment performance.

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

The continuing evolution of semiconductor devices to smaller geometries and more complex multi-level circuitry has significantly increased the cost and performance requirements of the capital equipment used to manufacture these devices. As many of the advanced wafer manufacturing factories, especially those designed to process 300mm wafers, are projected to increase in cost substantially over previous generation facilities, depreciation costs will become a much larger percentage of the aggregate production costs for semiconductor manufacturers relative to labor, materials and other variable manufacturing costs. As a result, there has been an increasing focus by the semiconductor industry on obtaining increased productivity and higher returns from semiconductor manufacturing equipment, thereby reducing the effective cost of ownership of such systems.

Products

Varian Semiconductor designs and manufactures ion implantation tools required to build the transistors, or switches, that are at the heart of every integrated circuit. Ion implanters are used because of their ability to implant selected elements, called dopants, into the raw silicon wafers by bombarding them with a precisely controlled beam of electrically charged ions of specific atomic weight and energy. These ions are imbedded into the silicon crystal structure at selected sites, changing the electrical properties of the silicon. The precision of ion implantation permits customers to achieve the necessary control of this doping process to create between 10 and 100 billion transistors of uniform characteristics on a 300mm wafer. Since these transistors are the starting point of all subsequent process steps, repeatability, uniformity, and yield are extremely important.

Ion implantation tools are categorized within the industry as medium-current, high-current and high-energy based upon the characteristics of the implant systems and their respective process applications. Implanters are further categorized as 200mm compatible and 200mm or 300mm compatible. Varian Semiconductor supplies the following products:

   Application       Medium Current        High Current           High Energy
   -----------       --------------    ---------------------    ---------------
200 mm compatible    EHP-220           VIISion(TM) 80 PLUS       Kestrel II-650
                     EHP-500           VIISion(TM) 80 LE         Kestrel II-750
                     EHPi-220          VIISion(TM) 200 PLUS
                     EHPi-500
200 mm or 300 mm
 compatible          VIISta(TM) 810    VIISta(TM) 80             VIISta(TM) 3000
                                       VIISta(TM) 10 P/2/LAD

Varian Semiconductor started providing medium-current implanters in fiscal year 1971, introduced the single-wafer EHP-220 and EHP-500 in fiscal year 1992 and the current EHPi-220 and EHPi-500 systems in fiscal year 1999 and has shipped almost 800 of the EHP and EHPi machines to date.

Varian Semiconductor entered the high-current market in fiscal 1981, introducing the current VIISion(TM) 80 LE and the VIISion(TM) 200 in fiscal 1995 with a competitive batch processing system that offers increased throughput, metallic and particle contamination control, and high beam currents at all energies.

Through the acquisition of the high-energy ion implantation product line of Genus, Inc. ("Genus") in July 1998, Varian Semiconductor expanded its product offering by entering the high-energy implant segment. This combination of a strong product coupled with Varian Semidconductor's reputation and infrastructure resulted in increases in market share and the addition of increased manufacturing capability at the previous Genus facility in Newburyport, Massachusetts.

The next generation of implanters, VIISta(TM), leverages the single-wafer advantage demonstrated with the E-series products across a common platform coupled with the use of broad beam and advanced wafer handling technologies to high-current and high-energies, permitting customers to improve technical capabilities while at the same time reducing the cost per wafer of the implant process. VIISta(TM) allows customers to use the same platform for either 200mm or 300mm wafer processing for all implant applications, reducing the risk of transition for customers and reducing the customer's costs by having single rather than multiple platforms. Consequently, Varian Semiconductor's development, manufacturing, service, and training costs are all improved while allowing customers to achieve greater operating efficiencies in their wafer manufacturing facilities. In fiscal year 1998, Varian Semiconductor introduced the VIISta(TM) 810 and VIISta(TM) 80, providing customers with the first systems for medium-current and high-current applications, respectively, designed to be compatible for 200mm and 300mm wafer fabrication. In addition, the VIISta(TM) 10 P2LAD system introduced in July 2000 enables customers to provide ultra low dopant energies to meet the needs of devices requiring ultra shallow junction formation.

Varian Semiconductor began shipping the VIISta(TM) 3000 high-energy system in fiscal year 2001. The VIISta(TM) 3000 high-energy system completes the availability of 300mm advanced tools across medium-current, high-current, and now high-energy applications.

Customer Support and Services

Varian Semiconductor provides a range of customer support products designed to improve the productivity of its worldwide customers as well as to provide a direct link to Varian Semiconductor's factories and research centers.

Varian Semiconductor's FabCare Plus(TM) program encourages customers to tailor an overall support program that meets their specific needs--such as for a research facility or an offshore production facility. FAB Care Plus(TM) solutions can be implemented globally to provide consistent and reliable support. In July 2000, Varian Semiconductor introduced "vCare", an electronic-based combination of service and support offerings to enhance the utilization of manufacturers' implanter operations. In October 2000, one major component of "vCare" entitled "vShop" to become operational. vShop adds online shopping to the portfolio of customer care programs within FAB Care Plus(TM). vShop offers customers an easier and faster way to obtain spare parts necessary for chip manufacturing, providing personalized and easy to use on-line shopping, order placement and order tracking.

For parts management, Varian Semiconductor contracts with Federal Express to strategically place "parts banks" throughout the world to provide carefully managed inventory, delivery and logistics services. Varian Semiconductor also offers a comprehensive consumable parts program that can be tailored to individual fabrication facilities.

Through VEDoc(TM), an electronic documentation system, customers can easily access information about their implanters. All assembly drawings, schematics, parts lists, maintenance and operation manuals and video-illustrated maintenance procedures are available in a CD-ROM format. Varian Semiconductor's commitment to customer service extends to training and support. It operates applications laboratories in the U.S, Europe and Asia-Pacific.

Remote Assist(TM) is a service tool that uses virtual reality technology to provide a semiconductor equipment service capability that quickly puts product experts "virtually" into customer fabrication facilities. This offering uses advanced video conferencing capabilities and a video helmet for linking on-site engineers with Varian Semiconductor's support offices and factories. In addition to use by Varian Semiconductor customers, this service product is also being sold to other equipment suppliers, including competitors, to deliver this breakthrough support capability throughout the fabrication facility. By sending real-time audio and video to the recipient, Remote Assist(TM) can speed system diagnostics and problem resolution, potentially increasing uptime and optimizing fabrication productivity.

Marketing and Sales

Varian Semiconductor sells, installs and services ion implantation systems directly to semiconductor industry customers and has sold ion implantation products to each of the 20 largest semiconductor manufacturers in the world. Varian Semiconductor's sales objective is to work closely with customers to secure purchase orders for multiple systems as customers expand existing facilities and build new wafer manufacturing facilities. Varian Semiconductor seeks to build customer loyalty and to achieve a high level of repeat business by offering highly reliable products that give its customers a competitive edge, comprehensive field support and a responsive parts replacement and service program.

In each of fiscal years 2001, 2000, and 1999, Varian Semiconductor has sold at least one-half of its systems to its top ten customers. Revenue from Varian Semiconductor's ten largest customers in fiscal years 2001, 2000, and 1999 accounted for approximately 56%, 55%, and 51% of revenue, respectively. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. During fiscal years 2001 and 2000, no one customer accounted for 10% or more of Varian Semiconductor's revenue. In fiscal year 1999, revenue from one customer accounted for 12% and another for 10% of Varian Semiconductor's revenue.

None of Varian Semiconductor's customers has entered into a long-term agreement requiring it to purchase Varian Semiconductor's products. Varian Semiconductor believes that sales to certain of its customers could decrease in the near future as those customers complete current purchasing requirements for new or expanded fabrication facilities. Although Varian Semiconductor's largest customers have varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could adversely affect Varian Semiconductor's business, financial condition and results of operations. In addition, sales of Varian Semiconductor's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. Due to these and other factors, Varian Semiconductor's systems typically have a lengthy sales cycle during which Varian Semiconductor may expend substantial funds and management effort.

Varian Semiconductor's ability to respond with prompt and effective field support is critical to Varian Semiconductor's sales efforts. The substantial operational and financial commitments by customers who purchase ion implantation systems require the assurance that the manufacturer can provide the necessary installation and operational support. Varian Semiconductor's strategy of supporting its installed base through both its customer support and research and development groups has served to encourage use of Varian Semiconductor's systems in production applications and has accelerated penetration of certain key accounts. Varian Semiconductor believes that its marketing efforts are enhanced by the technical expertise of its research and development personnel, who provide customer process support and participate in a number of industry forums such as conferences and technical publications.

Varian Semiconductor sells, distributes and services its products directly. Varian Semiconductor has six sales and service offices located in the U.S., seven in Western Europe and nineteen in Asia for a total of thirty-two worldwide. Varian Semiconductor's sales, marketing and service engineers are linked through Varian Semiconductor's information technology systems, allowing Varian Semiconductor to globally review bookings and sales forecasts against detailed account management plans, service and parts. By modeling parts usage by equipment type, installed base distribution, freight, routes, and specific customs regulations and utilizing services provided by Federal Express, Varian Semiconductor has developed an infrastructure of parts distribution and warehousing around the world.

Varian Semiconductor completed its direct global sales and distribution networks in fiscal years 1996 and 1998, respectively, as it transitioned from its joint ventures in Japan and Korea to wholly-owned subsidiaries. Varian Semiconductor's equipment had been sold and serviced in Japan by Tokyo Electron Ltd. ("TEL"). During much of the 18-year relationship, a joint venture, TEL-Varian Ltd., manufactured or customized equipment in Japan. In December 1996, Varian Semiconductor and TEL revised their relationship to enable Japanese customers to have more direct access to Varian Semiconductor's products, engineering and support organizations worldwide. Shortly thereafter, Varian Semiconductor formed a wholly-owned subsidiary, Varian Japan, K. K., (now called "Varian Semiconductor Equipment, KK") that today provides direct support to Varian Semiconductor's Japanese customer base.

Using the original TEL joint venture relationship as a model, Varian Semiconductor formed Varian Korea Ltd. ("VKL") in fiscal year 1985 with its distributor in Korea. In January 1998, Varian Semiconductor purchased the remaining 39% of the VKL joint venture held by the original joint venture partner.

Varian Semiconductor's business is not seasonal in nature, but it is cyclical based on the capital equipment investment expenditures of major semiconductor manufacturers. These expenditure patterns are based on many factors, including anticipated market demand for integrated circuits, the development of new technologies and global economic conditions. The cyclicality in the semiconductor equipment market over the last several years resulted in a decline in annual sales from fiscal year 1996, through fiscal year 1999. This situation was the combined result of an oversupply in memory chips, a decline in PC demand and the rippling of the Asian financial crises through the Korean, Taiwanese and Japanese markets. In fiscal year 2000, sales increased in each quarter, continuing the pattern of increasing sales in each successive quarter of fiscal year 1999. During fiscal year 2001, sales decreased in each consecutive quarter, due to the excess capacity and declining demand for integrated circuits resulting from a slowing global economy.

Backlog

Varian Semiconductor had backlog of $160.0 million, $360.0 million and $181.0 million at the end of fiscal years 2001, 2000, and 1999, respectively. The significant fluctuations in backlog from year to year reflect the cyclical nature of the industry. A significant downturn in the industry began in the second quarter of fiscal year 2001 and is evidenced by the sharp decline in backlog from fiscal year 2000 to fiscal year 2001. Varian Semiconductor includes in its backlog only those orders for which it has accepted purchase orders and assigned system shipment dates within twelve months and unearned revenue on systems previously shipped. All orders are subject to cancellation or rescheduling by customers. Due to possible changes in system delivery schedules, cancellations of orders and delays in systems shipments, Varian Semiconductor's backlog at any particular date is not necessarily an accurate predictor of actual sales for any succeeding period.

Manufacturing

Varian Semiconductor manufactures its products at its production facilities in Gloucester, Massachusetts and Newburyport, Massachusetts. Varian Semiconductor benefits from the use of advanced manufacturing methods and technologies, including just-in-time, demand flow technology, statistical process control and solids modeling.

Varian Semiconductor concentrates on system design, an outsourcing strategy, high-level assembly, and tests to reduce cycle time and improve its responsiveness in an inherently cyclical capital equipment market. Varian Semiconductor believes that outsourcing enables it to minimize its fixed costs and capital expenditures while also providing the flexibility to increase or decrease production capacity. This strategy also allows Varian Semiconductor to focus on product differentiation through system design and quality control. Varian Semiconductor's manufacturing subsystems incorporate advanced technologies in robotics, vacuum and microcomputers. Varian Semiconductor works closely with its suppliers on achieving mutual cost reduction through joint design efforts. Varian Semiconductor manufactures its systems in clean-room environments which are similar to the clean-rooms used by semiconductor manufacturers for wafer fabrication. This procedure is intended to reduce installation and production qualification times and the amount of particulates and other contaminants in the assembled system, which in turn improves yield and reduces downtime for the customer. Following disassembly, the tested system is packaged in multiple layers of plastic shrink-wrap to maintain clean-room standards during shipment. Varian Semiconductor purchases material and components that are either standard products or built to Varian Semiconductor specifications.

Quality efforts at Varian Semiconductor begin with product development. Varian Semiconductor uses 3D, computer-aided design, finite element analysis and other computer-based modeling methods to prove new designs. Product design is tested throughout all stages of development before the first production system is built. Concurrent engineering programs help integrate new designs into manufacturing quickly and successfully.

Competition

The semiconductor equipment manufacturing market is highly competitive and is characterized by a small number of large players. This is evidenced by the fact that the fifty largest companies in the market comprise approximately 93% of worldwide revenue. The larger companies include Applied Materials, Lam Research, Axcelis Technologies, Novellus, TEL, Nikon, Canon and ASML. Varian Semiconductor faces significant competition in the ion implantation market. Within this segment, as reported for calendar year 2000 by Dataquest, Varian Semiconductor, Axcelis (including SEN), Applied Materials, Nissin and Ulvac has 42%, 34%, 15%, 6% and 3%, respectively, of the market unit share for ion implantation equipment.

Significant competitive factors in the ion implantation market include strategic relationships, price/cost of ownership, performance, customer support, distribution and financial viability. In addition to these factors, significant competitive factors in the semiconductor equipment market also include flexibility, size of manufacturer, installed customer base and breadth of product line. Varian Semiconductor believes it competes favorably in each of these categories. Management believes that to remain competitive Varian Semiconductor will require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in product and process research and development.

Research and Development

The semiconductor manufacturing industry is subject to rapid technological change requiring new product introductions and enhancements. Varian Semiconductor's ability to remain competitive in this market will depend in part upon its ability to develop new and enhanced systems and to introduce these systems at competitive prices and on a timely and cost-effective basis. Accordingly, Varian Semiconductor devotes a significant portion of its personnel and financial resources to research and development programs and seeks to maintain close relationships with its customers to remain responsive to their product needs.

Varian Semiconductor's current research and development efforts are directed at development of new systems and processes and improving existing system capabilities. Varian Semiconductor is focusing its research and development efforts on enhancement of its VIISta(TM) platform. The VIISta(TM) platform is designed to cover the complete range of implants required for the next several generations of integrated circuits and extend production capability to <100 nm geometries. VIISta(TM) is a single wafer platform that allows customers to use a single platform (with three beam lines) for all implant applications including high-current, medium-current, and high-energy.

Worldwide expenditures by Varian Semiconductor (net of customer funding) for research and development during fiscal years 2001, 2000, and 1999, were $49.8 million, $47.0 million, and $37.6 million, respectively. Varian Semiconductor expects in future years that research and development expenditures will continue to represent a substantial percentage of operating expenses.

Patent and Other Proprietary Rights

Varian Semiconductor has pursued a policy of seeking patent, copyright and trade secret protection in the U. S. and other countries for developments, improvements and inventions originating within its organization that are incorporated in Varian Semiconductor's products or that fall within its fields of interest. As of September 28, 2001, Varian Semiconductor owned approximately 140 patents in the U.S. and approximately 280 patents in other countries, and had approximately 220 patent applications on file with various patent agencies worldwide. Varian Semiconductor intends to file additional patent applications as appropriate.

Varian Semiconductor relies on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title to protect its rights. Varian Semiconductor has trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for its products in the marketplace. Varian Semiconductor also has agreements with third parties that provide for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses. The termination of certain of such licenses could have a material adverse effect on Varian Semiconductor's business. In particular, the current royalty-bearing license agreements with Applied Materials and Tokyo Electron Limited for gas-assisted heat transfer patents produced approximately $15.3 million in royalties in fiscal year 2001, $10.1 million in fiscal year 2000, and $28.9 million in fiscal year 1999. The last of the principal patents covered by these licenses will expire on July 9, 2007.

Varian Semiconductor's competitors, like companies in many high-technology businesses, routinely review the products of others for possible conflict with their own patent rights. There has also been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. As set forth in"Item 3. Legal Proceedings", Varian Semiconductor is currently involved in such litigation and there can be no assurances as to the results of such litigation. Varian Semiconductor or its licensors or suppliers could be subject to additional claims of patent infringement, and any such claim could require that Varian Semiconductor pay substantial damages or remove certain features from its products or both.

Environmental Matters

For a discussion of environmental matters, see Item 7 below--"Management's Discussion and Analysis of Financial Condition and Results of Operations-- Environmental Matters."

Company History

On April 2, 1999, VAI contributed the SEB to Varian Semiconductor, then distributed to the holders of record of VAI common stock one share of common stock of Varian Semiconductor for each share of VAI common stock owned.

The consolidated financial statements for periods ended on or before April 2, 1999 reflect SEB as operated by VAI. The consolidated financial statements reflect the financial position, financial results and cash flows of SEB as if it were a separate entity for all periods presented. Where it was practicable to identify specific VAI corporate amounts with the SEB activities, such amounts have been included in the accounts reflected in the consolidated financial statements. The consolidated financial statements also include allocations of certain VAI corporate assets (including pension assets), liabilities (including profit sharing and pension benefits), and expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury, and other VAI corporate overhead) to SEB. These amounts have been allocated to SEB on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by SEB. Typical measures and activity indicators used for allocation purposes include headcount, sales revenue, and payroll expense. Varian Semiconductor believes that the methods used to allocate these amounts are reasonable. However, these allocations are not necessarily indicative of the amounts that would have been or that will be recorded by Varian Semiconductor on a stand-alone basis. References in this Annual Report on Form 10-K to the "Semiconductor Equipment Business" refer to the historical business and operations of the SEB conducted by VAI prior to the spin-off.

Varian Semiconductor's role in the semiconductor manufacturing market can be traced to VAI's pioneering work in ultra-high vacuum technology. In the 1960s, this technology was applied to many physics and space research projects requiring ultra-high vacuum environments. This technology proved critical in the semiconductor manufacturing process. SEB was successful in developing methods for controlling electron beams and ions in ultra-high vacuum environments and in depositing materials onto silicon wafers to create switching devices.

SEB entered the ion implantation business in fiscal year 1975 through the acquisition of Extrion Corporation, in Gloucester, Massachusetts. Since then, Varian Semiconductor has developed a complete line of medium and high-current implanters and added the high-energy product line in fiscal year 1998. These systems introduce precise quantities of dopant materials into silicon wafers, creating desired electrical characteristics. In June 1997, Varian Semiconductor sold its Thin Film Systems business, which made physical vapor deposition equipment, also known as sputtering systems, to Novellus Systems, Inc. ("Novellus"). In July 1998, SEB acquired the high-energy ion implantation equipment product line of Genus.

Employees

As of September 28, 2001, Varian Semiconductor had 1,645 full-time employees worldwide--1,229 in North America, 301 in Asia and 115 in Western Europe. None of Varian Semiconductor's employees based in the U.S. is subject to collective bargaining agreements and Varian Semiconductor has never experienced a work stoppage, slowdown, or strike. None of Varian Semiconductor's employees is represented by a labor union and Varian Semiconductor considers its employee relations to be good.

During October 2001, Varian Semiconductor implemented a reduction in force, primarily in the U.S., in which Varian Semiconductor's worldwide workforce was reduced by approximately 200 employees or 12%. The reduction in force was in response to the downturn in the industry. See "Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detail.

Executive Officers

The executive officers of Varian Semiconductor are:

      Name and Title      Age                Business Experience
      --------------      ---                -------------------
 Richard A. Aurelio...... 57  Mr. Aurelio has served as Varian Semiconductor's
  Chairman and Chief          Chairman and Chief Executive Officer since
  Executive Officer           February 2001. From April 1999 to February 2001,
                              he served as Varian Semiconductor's President and
                              Chief Executive Officer. Prior to April 1999, he
                              was the Executive Vice President of VAI
                              responsible for the Semiconductor Equipment
                              Business. Mr. Aurelio joined VAI in 1991 from a
                              position as Executive Vice President of ASM
                              Lithography, a European based company, where he
                              was also President of its United States'
                              affiliate. Mr. Aurelio was hired as President of
                              Semiconductor Equipment Business in 1991 and was
                              elevated to Executive Vice President of VAI in
                              1992.

 Ernest L. Godshalk,      56  Mr. Godshalk has served as Varian Semiconductor's
  III....................     President, Chief Operating Officer, and director
  President and Chief         of Varian Semidconductor since February 2001.
  Operating Officer           From April 1999 through February 2001, Mr.
                              Godshalk served as Varian Semiconductor's Vice
                              President and Chief Financial Officer. Prior to
                              April 1999, he was Vice President, Finance of the
                              Semiconductor Equipment Business of VAI, a
                              position he had held since joining VAI in
                              November 1998. Prior to joining VAI, he was
                              Managing Director of Elgin Management Group, an
                              investment company, a position he held from 1993
                              to 1996 and again in 1998. Mr. Godshalk was Chief
                              Financial Officer of Prodigy Communications
                              Corporation, an Internet service provider, from
                              1996 to 1998.

 Robert J. Halliday...... 47  Mr. Halliday has served as Varian Semiconductor's
  Vice President and          Vice President and Chief Financial Officer since
  Chief Financial Officer     March 2001. Prior to joining Varian
                              Semiconductor, Mr. Halliday was Vice President
                              and Chief Financial Officer of Unica Corporation,
                              a software company. Previously, Mr. Halliday had
                              held the positions of Chief Operating Officer and
                              Chief Financial Officer in 2000 and Chief
                              Financial Officer from 1990 to 2000 of the
                              Consumer Water Group of Ionics, Inc., a
                              manufacturer of water treatment capital
                              equipment.

 Seth H. Bagshaw......... 41  Mr. Bagshaw has served as Vice President and
  Vice President,             Corporate Controller of Varian Semiconductor
  Corporate Controller        since November 1999. Prior to joining Varian
                              Semiconductor, Mr. Bagshaw was Vice President and
                              Chief Financial Officer for Palo Alto Products
                              International, Pte., Ltd., a product development
                              service provider. Previously, Mr. Bagshaw had
                              held positions as Vice President of Finance and
                              Administration for the Asia-Pacific Region and
                              formerly Corporate Controller for Waters
                              Corporation, an analytical instruments
                              manufacturer, from 1994 to 1998.

 Ralph E. Knupp.......... 51  Mr. Knupp has served as Varian Semiconductor's
  Vice President, Human       Vice President, Human Resources and
  Resources and               Communications since April 1999. Prior to joining
  Communications              the Company, Mr. Knupp was Vice President, Human
                              Resources of Reed Elsevier, Inc., a position he
                              held from 1995 to 1999. Mr. Knupp was Vice
                              President, Human Resources of Reed Publishing
                              USA, Inc. from 1985 to 1995.

 Gary L. Loser........... 51  Mr. Loser has served as Vice President, General
  Vice President, General     Counsel and Secretary of Varian Semiconductor
  Counsel and Secretary       since April 1999. Prior to joining Varian
                              Semiconductor, Mr. Loser was Senior Business
                              Counsel and Senior Intellectual Property Counsel
                              for the GE Plastics operating component of
                              General Electric Company, positions he held since
                              1992. Mr. Loser held various other positions in
                              General Electric's legal department during his
                              seventeen years with General Electric.

 Walter F. Sullivan...... 50  Mr. Sullivan has served as Varian Semiconductor's
  Vice President,             Vice President, Customer Operations and Chief
  Customer Operations and     Information Officer since April 1999. Prior to
  Chief Information           April 1999, he was Vice President, Customer
  Officer                     Support, of the Semiconductor Equipment Business,
                              a position he had held since 1995. Prior to
                              joining VAI in 1995, he was Group Director,
                              Worldwide Customer Support Operations for
                              PictureTel Corporation, a telecommunications
                              equipment company, a position he held from 1993
                              to 1995.

Item 2.  Properties.

Varian Semiconductor's headquarters facility is located in Gloucester, Massachusetts. The Gloucester facility is also utilized for manufacturing, along with one other location in Massachusetts. In addition, Varian Semiconductor has six sales and service offices located in the U.S. and twenty-six located outside of the U.S., including offices in the United Kingdom, France, Ireland, Germany (three), Netherlands, Japan (ten), Korea (four), Taiwan (two), Singapore, Malaysia, and China. These offices and facilities aggregate more than 591,000 square feet, of which 268,000 square feet is leased. Since fiscal year 1994, the manufacturing facilities have been registered to the internationally recognized ISO 9001 quality standard. Field support operations in the U.S., Europe, Korea, Singapore and Taiwan have been registered to the ISO 9002 standard.

Varian Semiconductor's management does not believe there is any material, long-term, excess capacity in Varian Semiconductor's facilities, although utilization is subject to change based on customer demand. Furthermore, Varian Semiconductor's management believes that Varian Semiconductor's facilities and equipment generally are well maintained, in good operating condition, suitable for Varian Semiconductor's purposes, and adequate for its present operations. The following table reflects Varian Semiconductor's locations by geographic segment.

                                                 Property
                                                 Interest   Approximate Square
   Location                                               Footage of Floor Space
   --------                                      -------- ----------------------
   North America...............................     Own          259,000
   North America...............................   Lease          184,000
   Korea.......................................     Own           64,000
   Korea.......................................   Lease            4,000
   Japan.......................................   Lease           38,000
   Europe......................................   Lease           19,000
   Taiwan......................................   Lease           17,000
   Other.......................................   Lease            6,000
                                                                 -------
   Total.......................................                  591,000
                                                                 =======

Item 3. Legal Proceedings.

On December 19, 2001, Varian Semiconductor and Lam Research Corporation ("Lam") resolved the patent infringement litigation between the two parties that was originally filed in October 1993 and Varian Semiconductor granted Lam a license under certain patents. Additionally, all claims and counterclaims have been dismissed in accordance with the agreement. The lawsuit involved Varian Semiconductor's assertion that Lam infringed on three Varian patents that related to the use of low pressure gas to assist in the heating and cooling of semiconductor wafers during various manufacturing processes, and Lam's denial that the patents are valid or infringed. Under the agreement, Varian Semiconductor has granted a license to Lam under the patents in return for the payment of $20.0 million with $5.0 million paid immediately in exchange for prior use of the patents and the remaining $15.0 million paid in 12 quarterly installments through fiscal year 2005 in exchange for future use of the patents. As further payment for past royalties, Lam issued to Varian Semiconductor a warrant to purchase 2,000,000 shares of Lam common stock for $21.30 per share, exercisable at any time prior to December 31, 2005.

In connection with the spin-off, Varian Semiconductor entered into certain other agreements with Varian Medical Systems, Inc. (formerly the Health Care Systems Business of VAI) ("VMS") and VAI, including an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement. These agreements require Varian Semiconductor to indemnify VMS and VAI for any costs, liabilities or expenses relating to Varian Semiconductor's legal proceedings. Varian Semiconductor has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS.

From time to time, Varian Semiconductor may become involved in a number of legal actions and could incur an uninsured liability in one or more of them. Accordingly, while the ultimate outcome of the above legal matters is not determinable, management believes the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of Varian Semiconductor.

Item 4. Submission of Matters to a Vote of Securityholders.

No matters were submitted to a vote of securityholders of Varian Semiconductor, through solicitation of proxies or otherwise, during the last quarter of fiscal year 2001.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Since April 2, 1999, Varian Semiconductor's common stock has traded on The Nasdaq National Market under the symbol "VSEA." Prior to April 2, 1999, there was no established public trading market for Varian Semiconductor's common stock.

The following table sets forth the high and low sale prices per share of the common stock during each of the quarters for the two most recent fiscal years.

                            Fiscal 2000                          High     Low
                            -----------                        -------- --------
      First Quarter .......................................... $35.4375 $19.0000
      Second Quarter.......................................... $73.2500 $30.3125
      Third Quarter........................................... $71.7500 $39.3750
      Fourth Quarter.......................................... $64.2500 $33.1250

                            Fiscal 2001                          High     Low
                            -----------                        -------- --------
      First Quarter........................................... $39.6250 $16.9375
      Second Quarter.......................................... $35.7500 $21.0000
      Third Quarter........................................... $50.0400 $26.3125
      Fourth Quarter.......................................... $42.4000 $22.9100

The reported closing price of the common stock on The Nasdaq National Market on December 17, 2001 was $36.96 per share. The number of stockholders of record on December 17, 2001 was 3,716.

Varian Semiconductor has never declared or paid cash dividends on its capital stock, and Varian Semiconductor does not expect to pay any cash dividends on its common stock in the foreseeable future.

Item 6. Selected Financial Data.

The following table presents selected historical financial data of Varian Semiconductor subsequent to the spin-off, and of SEB prior to April 2, 1999. The historical financial information may not be indicative of the future performance of Varian Semiconductor and does not necessarily reflect what the financial position and results of operations of SEB would have been had SEB operated as a separate stand-alone entity during the periods presented. The information included in the table reflects selected consolidated summary financial data for each of the last five fiscal years. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with "Item 7.--Management Discussion and Analysis of Results of Operations and Financial Condition".

The computation of net income (loss) per share before April 2, 1999 is based on the weighted average number of shares of VAI common stock outstanding during the respective periods, reflecting the ratio of one share of Varian Semiconductor common stock for each share of VAI, Inc., common stock outstanding at the time of the spin-off.

                                           Fiscal Years Ended
                         --------------------------------------------------------
                         2001/1/     2000        1999        1998       1997/3/
                         -------  ----------- ----------- ----------- -----------
                                  Restated/2/ Restated/2/ Restated/2/ Restated/2/
                                  ----------- ----------- ----------- -----------
                                 (in millions, except per share amounts)
Consolidated Statements
 of Operations Data:
Revenue................. $632.0     $687.7      $271.9      $342.9      $448.3
Gross profit............  233.2      270.7        92.2       115.4       184.4
Income (loss) before
 cumulative effect of
 change in accounting
 principle..............   64.6       99.9       (11.4)        9.9        70.8
Cumulative effect of
 change in accounting
 principle, net of tax
 of $15.7...............  (27.0)        --          --          --          --
Net income (loss).......  $37.6      $99.9      $(11.4)       $9.9       $70.8
Weighted average shares
 outstanding--basic..... 32,275     31,375      30,428      30,423      30,423
Weighted average shares
 outstanding--diluted... 34,009     33,681      30,428      30,508      30,508
Income (loss) per share
 before cumulative
 effect of change in
 accounting principle--
 basic..................  $2.00      $3.18      $(0.37)      $0.33       $2.33
Income (loss) per share
 before cumulative
 effect of change in
 accounting principle--
 diluted................  $1.90      $2.97      $(0.37)      $0.32       $2.32
Cumulative effect of
 change in accounting
 principle--basic....... $(0.84)        --          --          --          --
Cumulative effect of
 change in accounting
 principle--diluted..... $(0.80)        --          --          --          --
Net income (loss) per
 share--basic...........  $1.16      $3.18      $(0.37)      $0.33       $2.33
Net income (loss) per
 share--diluted.........  $1.10      $2.97      $(0.37)      $0.32       $2.32
Cash dividend...........     --         --          --          --          --
Consolidated Balance
 Sheets Data:
Total assets............ $588.1     $533.7      $347.3      $236.0      $246.1
Working capital.........  344.8      294.1       153.7        60.9        73.8
Capital lease
 obligations............    1.6        1.0         0.9          --          --

--------
1Varian Semiconductor recorded a non-cash charge of $42.7 million ($27.0 after tax or $0.80 per diluted share) to reflect the cumulative effect of the accounting change as of the first quarter of fiscal year 2001 related to the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Proforma amounts for the periods beginning before September 30, 2000 have not been presented as the effect of the change in accounting principle could not be reasonably determined. (See Note 2 of the notes to the consolidated financial statements.)

/2/During the first quarter of fiscal year 2001, Varian Semiconductor changed its method of valuing domestic inventories from the last-in, first out ("LIFO") method to the first-in, first-out ("FIFO") method. Varian
 Semiconductor has restated its financial statements to reflect the change to FIFO for all periods presented.

Fiscal year 2000 results included non-recurring pre-tax gains of $18.7 million ($12.6 million after tax or $0.37 per diluted share) relating to litigation settlements (See Note 15 to the Notes to the Consolidated Financial Statements.)

/3/Fiscal year 1997 results include a $51.0 million pre-tax gain ($33.2 million after tax or $1.09 per diluted share) on the sale of the Thin Film Systems business.

This selected financial data should be read in conjunction with the related consolidated financial statements and notes thereto included in "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

Selected Quarterly Results of Operations

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues, including the timing of revenue recognition for sales that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title and risk of loss. Varian Semiconductor implemented the provisions of SAB 101 in the fourth quarter of fiscal year 2001, retroactive to the first quarter of fiscal year 2001 (see "Item 7.-- Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detail). The following information demonstrates the effect on the first quarter of fiscal year 2001 through the third quarter of fiscal year 2001, as if the provisions of SAB 101 had been applied as of the beginning of fiscal year 2001.

             QUARTERLY FINANCIAL DATA APPLYING SAB 101 (unaudited)
                     (In thousands, except per share data)

                                                  March
                                    December 29,   30,    June 29, September 28,
                                        2000       2001     2001       2001
                                    ------------ -------- -------- -------------
Product revenue
Product revenue as previously
 reported (quarters 1 - 3)........    $211,821   $157,303 $110,720    $55,250
Effect of change in accounting
 principle........................    $(16,244)    $3,452  $12,149         --
                                      --------   -------- --------    -------
As restated in first three
 quarters and reported in fourth
 quarter..........................    $195,577   $160,755 $122,869    $55,250
Service revenue
Service revenue as previously
 reported (quarters 1 - 3)........     $11,072    $11,390  $12,072    $12,687
Effect of change in accounting
 principle........................     $14,419    $12,233   $8,318         --
                                      --------   -------- --------    -------
As restated in first three
 quarters and reported in fourth
 quarter..........................     $25,491    $23,623  $20,390    $12,687
Product cost of revenue
Product cost of revenue as
 previously reported (quarters 1 -
 3)...............................    $122,594    $99,359  $80,854    $43,749
Effect of change in accounting
 principle........................     $(9,868)      $515   $8,578         --
                                      --------   -------- --------    -------
As restated in first three
 quarters and reported in fourth
 quarter..........................    $112,726    $99,874  $89,432    $43,749
Service cost of revenue
Service cost of revenue as
 previously reported (quarters 1 -
 3)...............................      $8,731     $9,024   $7,864     $9,496
Effect of change in accounting
 principle........................      $7,411     $6,661   $3,839         --
                                      --------   -------- --------    -------
As restated in first three
 quarters and reported in fourth
 quarter..........................     $16,142    $15,685  $11,703     $9,496
Income (loss)
Net income as previously reported
 (quarters 1 - 3).................     $40,078    $17,998   $2,776    $(7,687)
Effect of change in accounting
 principle........................        $423     $5,700   $5,394         --
                                      --------   -------- --------    -------
As restated in first three
 quarters and reported in fourth
 quarter..........................     $40,501    $23,698   $8,170    $(7,687)
Cumulative effect of change in
 accounting principle, net of
 $15,724 of tax benefit...........    $(27,038)        --       --         --
                                      --------   -------- --------    -------
As restated in first three
 quarters and reported in fourth
 quarter..........................     $13,463    $23,698   $8,170    $(7,687)
Income (loss) per share--basic
As previously reported (quarters 1
 - 3).............................       $1.25      $0.56    $0.09     $(0.24)
Effect of change in accounting
 principle........................      $(0.83)     $0.18    $0.16         --
                                      --------   -------- --------    -------
As restated in first three
 quarters and reported in fourth
 quarter..........................       $0.42      $0.74    $0.25     $(0.24)
Net income (loss) per share--
 diluted
As previously reported (quarters 1
 - 3).............................       $1.20      $0.53    $0.08     $(0.24)
Effect of change in accounting
 principle........................      $(0.80)     $0.17    $0.16         --
                                      --------   -------- --------    -------
As restated in first three
 quarters and reported in fourth
 quarter..........................       $0.40      $0.70    $0.24     $(0.24)

The following tables set forth unaudited quarterly consolidated statements of operations data for each of the eight fiscal quarters ended September 28, 2001. The data for the four quarterly periods for fiscal year 2000 are on the historical shipment method of recognizing revenue, and the data for the four quarterly periods for fiscal year 2001 are under SAB 101. (See Note 2 of the notes to the consolidated financial statements.) During the first quarter of fiscal year 2001, Varian Semiconductor changed it method of valuing domestic inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. Varian Semiconductor has restated its quarterly fiscal 2000 financial statements to reflect the change to FIFO. In management's opinion, this information has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this document, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present a fair statement of unaudited quarterly results. The quarterly data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

                      QUARTERLY FINANCIAL DATA (Unaudited)

                                                         2001
                                        ----------------------------------------
                                         First   Second   Third  Fourth   Total
                                        Quarter  Quarter Quarter Quarter   Year
                                        -------  ------- ------- -------  ------
                                        (Dollars in millions except per share
                                                       amounts)
Revenue................................ $226.4   $188.6  $147.2   $69.8   $632.0
Cost of revenue........................  128.9    115.5   101.1    53.3    398.8
                                        ------   ------  ------  ------   ------
Gross profit...........................   97.5     73.1    46.1    16.5    233.2
Operating expenses.....................   39.1     39.7    36.1    30.0    144.9
                                        ------   ------  ------  ------   ------
Operating income (loss)................   58.4     33.4    10.0   (13.5)    88.3
Other income (loss)....................    2.0      2.0     2.3     1.9      8.2
                                        ------   ------  ------  ------   ------
Income (loss) before taxes and
 cumulative effect of change
 in accounting principle...............   60.4     35.4    12.3   (11.6)    96.5
Provision for (benefit provided by)
 income taxes..........................   19.9     11.7     4.1    (3.8)    31.9
                                        ------   ------  ------  ------   ------
Income (loss) before cumulative effect
 of change in
 accounting principle..................   40.5     23.7     8.2    (7.8)    64.6
Cumulative effect of change in
 accounting principle,
 net of tax............................  (27.0)      --      --      --    (27.0)
                                        ------   ------  ------  ------   ------
Net income (loss)......................  $13.5    $23.7    $8.2   $(7.8)   $37.6
                                        ======   ======  ======  ======   ======
Income (loss) per share--
 Weighted average shares outstanding--
  basic................................ 32,092   32,123  32,340  32,550   32,275
 Weighted average shares outstanding--
  diluted.............................. 33,480   33,797  34,457  32,550   34,009
 Income (loss) per share before
  cumulative effect of change
  in accounting principle--basic.......  $1.26    $0.74   $0.25  $(0.24)   $2.00
 Income (loss) per share before
  cumulative effect of change
  in accounting principle--diluted.....  $1.21    $0.70   $0.24  $(0.24)   $1.90
 Cumulative effect of change in
  accounting principle-- basic......... $(0.84)      --      --      --   $(0.84)
 Cumulative effect of change in
  accounting principle--diluted........ $(0.80)      --      --      --   $(0.80)
 Net income (loss) per share--basic....  $0.42    $0.74   $0.25  $(0.24)   $1.16
 Net income (loss) per share--diluted..  $0.40    $0.70   $0.24  $(0.24)   $1.10

                                                    2000 (Restated)
                                         --------------------------------------
                                          First  Second   Third  Fourth  Total
                                         Quarter Quarter Quarter Quarter  Year
                                         ------- ------- ------- ------- ------
                                         (Dollars in millions except per share
                                                        amounts)
Revenue................................. $109.8  $156.2  $192.8  $228.9  $687.7
Cost of revenue.........................   69.8    93.0   115.8   138.4   417.0
                                         ------  ------  ------  ------  ------
Gross profit............................   40.0    63.2    77.0    90.5   270.7
Operating expenses......................   32.7    34.9    36.8    40.7   145.1
                                         ------  ------  ------  ------  ------
Operating income........................    7.3    28.3    40.2    49.8   125.6
Other income............................    0.8     3.5     1.5    17.5    23.3
                                         ------  ------  ------  ------  ------
Income before taxes.....................    8.1    31.8    41.7    67.3   148.9
Provision for income taxes..............    2.8    11.2    13.5    21.5    49.0
                                         ------  ------  ------  ------  ------
Net income..............................   $5.3   $20.6   $28.2   $45.8   $99.9
                                         ======  ======  ======  ======  ======
Income per share--
 Weighted average shares outstanding--
  basic................................. 30,555  31,066  31,812  32,066  31,375
 Weighted average shares outstanding--
  diluted............................... 32,472  33,730  34,245  34,275  33,681
 Net income per share--basic............  $0.17   $0.66   $0.89   $1.43   $3.18
 Net income per share--diluted..........  $0.16   $0.61   $0.82   $1.34   $2.97

Varian's Semiconductor's business is cyclical based on the capital equipment investment expenditures of major semiconductor manufacturers. See "Item 1. Business" for more detail.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This 10-K report contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms "believes", "anticipates", "expects", "plans" or similar expressions, are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. There are a number of important factors that could cause Varian Semiconductor's actual results to differ materially from those indicated by forward-looking statements made in this report and presented by management from time to time. Some of the important risks and uncertainties that may cause Varian Semiconductor's financial results to differ are under the heading "Risk Factors" below.

Results of Operations

Revenue Recognition

Product revenue includes established products, new products and spare parts.

Varian Semiconductor recognizes revenue from product sales upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are fixed or determinable, collectability is reasonably assured and there are no uncertainties regarding customer acceptance.

For some of Varian Semiconductor's sales transactions, a portion of the total purchase price is not due until installation occurs and the customer accepts the product. For established products, the lesser of the amount allocated to the equipment or the contractual amount billable upon delivery is recorded as product revenue upon delivery. The amount deferred is recognized as revenue upon customer acceptance. For new products, revenue allocated to the equipment is recognized upon customer acceptance. Revenue related to spare parts sales is recognized upon delivery. Varian Semiconductor accrues warranty costs upon recognition of product revenue.

Service revenue includes maintenance and service contracts, paid service and installation services. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Revenue related to paid service is recorded when earned and the revenue related to installation is recorded upon fulfillment of the service obligation.

Royalty revenue is recognized when contractual obligations are met, evidence of an arrangement exists, fees are fixed or determinable and collection is reasonably assured.

Varian Semiconductor's transactions frequently include the sale of systems and services under multiple element arrangements. Revenue under these arrangements is allocated to all elements except systems based upon the fair value of those elements. The amount allocated to installation is based upon hourly rates at the estimated time to complete the service. The fair value of all other elements are based upon the price charged when these amounts are sold separately and unaccompanied by other elements. The amount of revenue allocated to systems is done on a residual method basis. Under this method, the total value of the arrangement is allocated first to undelivered elements based on their fair values, with the remainder being allocated to systems revenue. Installation is not essential to the functionality of the system, as these services do not alter the equipment's capabilities.

Change in Revenue Accounting Principle

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues, including the timing of revenue recognition for sales that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title and risk of loss. In October 2000, the SEC issued Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements--Frequently Asked Questions and Answers ("SAB 101 FAQ"). The SAB 101 FAQ was issued to clarify many of the implementation questions surrounding SAB
101. Varian Semiconductor implemented the provisions of SAB 101 in the fourth quarter of fiscal year 2001, retroactive to the first quarter of fiscal year 2001.

Varian Semiconductor's previous revenue recognition policy was to recognize product revenue at the time the customer took title to the product, generally at the time of shipment. At that time, Varian Semiconductor also accrued the costs to install the product. For some transactions, a portion of the purchase price is not due until installation is complete and the product is accepted by the customer. Under SAB 101 and the new accounting method adopted retroactive to the first quarter of fiscal year 2001, installation is considered a separate earnings process, revenue related to new products is recognized upon customer acceptance and revenue related to established products is accounted for as multiple element arrangements as described above.

As a result of this change, Varian Semiconductor reported a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes", by a cumulative effect adjustment. Varian Semiconductor recorded a non-cash charge of $27.0 million (after reduction for income taxes of $15.7 million), or ($0.80) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2001. For fiscal year 2001, Varian Semiconductor recognized $74.8 million in revenue which is included in the cumulative effect adjustment recorded during the first quarter of fiscal year 2001. The effect of that revenue was to increase income by $20.6 million (net of $12.0 million of tax) for fiscal year 2001.

Proforma amounts for the periods beginning before the first quarter of fiscal year 2001 have not been presented, as the effect of the change in accounting principle could not be reasonably determined.

Deferred Revenue


Deferred revenue includes customer advances and amounts that have been billed per the contractual terms but have not been recognized as revenue.

Change In Inventory Accounting Principle

During the first quarter of fiscal year 2001, Varian Semiconductor changed its method of valuing domestic inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method.

Prior to the spin-off to shareholders on April 2, 1999, Varian Semiconductor had operated as a division of Varian Associates, Inc., and had been required to conform to the parent company's LIFO method of valuing domestic inventory. Varian Semiconductor experienced declining materials costs and anticipated lower material unit costs in the foreseeable future through value engineering. Therefore, Varian Semiconductor believed the FIFO method was preferable since it would more appropriately match revenues and expenses. Additionally, the adoption of the FIFO method by Varian Semiconductor allows more readily comparable financial results with its principal competitors and other companies in the broader semiconductor industry segment that all use the FIFO method.

Varian Semiconductor applied this change retroactively by restating the financial statements as required by Accounting Principles Board Opinion No. 20, "Accounting Changes", which resulted in an increase to net income per diluted share for fiscal year 2000 of $0.03, an increase in retained earnings of $14.2 million, an increase in inventory of $22.5 million and a decrease in deferred taxes of $8.3 million at September 29, 2000.

Fiscal Year

Varian Semiconductor's fiscal year is the 51- to 53-week period that ends on the Friday nearest September 30. Fiscal year 2001 comprises the 52-week period ended on September 28, 2001. Fiscal year 2000 comprises the 52-week period ended on September 29, 2000. Fiscal year 1999 comprises the 52-week period ended on October 1, 1999.

Fiscal Year 2001 Compared to Fiscal Year 2000

Revenue. Revenue for the fiscal year ended September 28, 2001 was $632.0 million, as compared to $687.7 for fiscal year 2000, a decrease of $55.7 million or 8%. Had SAB 101 not been adopted, a year over year comparison of revenue would have shown a decrease in revenue of $88.2 million or 13%. The significant decrease in revenue was a result of the decline in demand for semiconductor devices beginning in the second quarter of the current fiscal year. Over the course of fiscal year 2001, revenues decreased in each consecutive quarter, from $226.4 million in the first quarter to $188.6 million in the second quarter, to $147.2 million in the third quarter, and to $69.8 million in the fourth quarter. The decline in revenue, year over year, is expected to continue into the next fiscal year.

Total revenue was comprised of product revenue of $534.5 million, service revenue of $82.2 million, and royalty revenue of $15.3 million. Both product and service revenue decreased from the prior fiscal year due to the downturn in the industry. However, royalty revenue increased over the prior fiscal year despite the industry downturn primarily due to timing, as revenue recognized from royalties normally lags the sale of the product to the customer.

The industry decline was felt globally, as sales to both the Asia-Pacific region and Europe decreased from the prior year. International revenues in fiscal year 2001 were $449.4 million compared to $504.2 million in fiscal year 2000. Sales to customers in the Asia-Pacific region were $314.5 million in fiscal year 2001 as compared to $368.6 million in fiscal year 2000. Sales to customers in Europe were $130.2 million and $135.6 million in fiscal year 2001 and fiscal year 2000, respectively.

Cost of Revenue. Cost of product revenue was $345.8 million and gross margin on product revenue was 35% for the current fiscal year. Cost of service revenue was $53.0 million and gross margin on service revenue was 35% during the current fiscal year. For comparative purposes, total gross margin for fiscal year 2001 of 36% (on a pre-SAB 101 basis) declined from fiscal year 2000 by 3%. The decrease in both cost of revenue and margin during the current fiscal year, as compared to the prior fiscal year was primarily a result of the decrease in the volume of product shipments.

Research and Development. Research and development expenses in fiscal year 2001 were $49.8 million, an increase of $2.8 million or 6% from fiscal year 2000 expenses of $47.0 million. Research and development expenses were higher largely due to expansion of efforts in both product and services developments, reflected in the VIISta series products for 300mm applications, including the new high energy VIISta 3000.

Marketing, General and Administrative. Marketing, general and administrative expenses in fiscal year 2001 were $93.2 million, a decrease of $4.9 million or 5% from fiscal year 2000 expenses of $98.1 million. Marketing, general and administrative expenses decreased from the prior year mainly due to efforts to reduce spending in response to the industry downturn.

Restructuring costs. Varian Semiconductor recognized $1.9 million in restructuring costs for fiscal year 2001, of which $.9 million was recognized in the second quarter and $1.0 million was recognized in the third quarter. The restructuring charges primarily reflect the termination costs for a total reduction in force of 530 employees
(approximately 28% of worldwide employment) . The restructuring charges were done in connection with the cost reduction initiatives implemented during the fiscal year in response to the industry downturn.

Interest Income and Other Income, Net. Interest income was $8.2 million in fiscal year 2001 as compared to $4.6 million in fiscal year 2000. The increase of $3.6 million was primarily due to higher average cash balances, as compared to the prior fiscal year. In fiscal year 2000, Varian Semiconductor recorded other income of $18.7 million upon settlement of litigation. After recording a payment to Applied Materials, and legal expenses, Varian Semiconductor recorded a gain of $16.0 million in the fourth quarter of fiscal year 2000 relating to the difference between the actual settlement amount and the estimated accrual upon settlement of their patent infringement and antitrust litigation. In the second quarter of fiscal year 2000, Varian Semiconductor recorded a gain of $2.7 million upon receipt of a payment in settlement of a dispute relating to the acquisition of a product line which occurred in a prior fiscal year.

Provision for Income Taxes. Varian Semiconductor's effective income tax rate was 33% in fiscal years 2001 and 2000. The rate is lower than the U.S. federal statutory rate principally due to the tax benefits arising from the use of a foreign sales corporation, the extraterritorial income exclusion and tax credits. Future tax rates may vary from the historic rates depending on the worldwide allocation of earnings and the continuing availability of the extraterritorial income exclusion.

Cumulative Effect of Change in Accounting Principle, Net of Tax. Varian Semiconductor reported a change in accounting principle for the adoption of SAB 101 in accordance with APB Opinion No. 20, "Accounting Changes," by a cumulative effect adjustment. Varian Semiconductor recorded a non-cash charge of $27.0 million (after reduction for income taxes of $15.7 million), or ($0.80) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year.

Net Income. As a result of the foregoing factors, in fiscal year 2001 the Company recorded net income of $37.6 million, compared with net income of $99.9 million for fiscal year 2000. The net income per diluted share was $1.10 for fiscal year 2001 as compared to $2.97 per diluted share for fiscal year 2000.

Fiscal Year 2000 Compared to Fiscal Year 1999

Revenue. Varian Semiconductor's revenues of $687.7 million in fiscal year 2000 increased by 153% above the $271.9 million in fiscal year 1999 due mainly to the increased demand for semiconductor devices that began in the second half of fiscal year 1999. Product revenue and service revenue of $626.2 million and $51.4 million, both increased over the prior year amounts of $206.4 million and $36.6 million, respectively. Fourth quarter revenues in fiscal year 1999 included approximately $22.2 million of non-recurring royalty revenue primarily related to a licensing agreement with Tokyo Electron Ltd. Over the course of fiscal year 2000, revenues increased steadily in each consecutive quarter, from $109.8 million in the first quarter to $156.2 million in the second quarter, to $192.8 million in the third quarter, and to $228.9 million in the fourth quarter.

Royalty revenue for fiscal year 2000 was $10.1 million compared with $28.9 million in fiscal year 1999, primarily due to the licensing agreement with Tokyo Electron Ltd. referenced above.

International revenues in fiscal year 2000 were $504.2 million compared to $160.8 million in fiscal year 1999. Sales to customers in the Asia-Pacific region were $368.6 million in fiscal year 2000 as compared to $106.4 million in fiscal year 1999. Sales to customers in Europe were $135.6 million and $54.4 million in fiscal year 2000 and fiscal year 1999, respectively.

Cost of Revenue. Cost of product revenue was $379.8 million or 61% of product revenue, as compared to $153.4 million or 74% of product revenue for the prior fiscal year. Cost of service revenue was $37.2 million or 72% of service revenue, as compared to $26.3 million or 72% of service revenue for the prior fiscal year.

The increase in cost of revenue for the current fiscal year, as compared to the prior fiscal year, was due to the increase in revenue related to the upturn in the industry.

Research and Development. Research and development expenses in fiscal year 2000 increased by 25% from $37.6 million in fiscal year 1999 to $47.0 million in fiscal year 2000. Research and development expenses were higher largely due to expansion of efforts in both product and services developments, reflected in the introduction of the VIISta series products for 300mm applications, including the high energy VIISta 3000. Research and development costs in fiscal year 1999 included incremental costs incurred pursuant to the discontinuance of a parallel product development research contract, following the acquisition of the high-energy ion implantation equipment product line of Genus.

Marketing, General and Administrative. Marketing, general and administrative expenses of $98.1 million, were 14% of total revenue in fiscal year 2000, compared to $70.3 million, or 26% of total revenue in fiscal year 1999. Marketing, general and administrative expenses in fiscal year 1999 were higher as a percentage of revenue largely because of the additional administrative expenses in fiscal year 1999 associated with the transition to operating as an independent company.

Restructuring Costs. During the second quarter of fiscal year 1999, Varian Semiconductor recognized pre-tax restructuring charges of $2.7 million. The charges included $1.4 million resulting from the cancellation of plans for the expansion of manufacturing in the U. S. and Japan, and $1.3 million to cover termination costs for a reduction in workforce of 69 employees (approximately 5% of Varian Semiconductor's worldwide employment). There were no restructuring costs in fiscal year 2000. See also Note 16 to the Consolidated Financial Statements.

Settlement of Litigation and Arbitration. In September 2000, Varian Semiconductor and Applied Materials settled their patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, Varian Semiconductor recorded in Other Income, a gain of $16.0 million ($10.8 million after taxes) in the fourth quarter relating to this litigation settlement. Varian Semiconductor maintains a provision to cover any residual indemnification obligations described above. Included in current liabilities and classified as an estimated loss contingency was $2.7 million, as of September 28, 2001.

During the second quarter of fiscal year 2000, Varian Semiconductor recorded other income of $2.7 million, (equivalent to $1.8 million after tax or $0.05 per diluted share) resulting from payment to resolve a dispute relating to the acquisition of a product line which occurred in a prior fiscal year.

In fiscal year 1999 Varian Semiconductor settled with Novellus, through arbitration, a dispute regarding the valuation of assets of TFS. Varian Semiconductor recorded Other Income of $2.0 million relating to the difference between the actual settlement amount of $4.8 million and the estimated accrual.

Interest Income and Other Income, Net. In fiscal year 2000, Varian Semiconductor recognized interest income of $4.6 million compared to $1.8 million in fiscal year 1999. In fiscal year 2000, Varian Semiconductor recorded other income of $18.7 million upon settlement of litigation. After recording a payment to Applied Materials, and legal expenses, Varian Semiconductor recorded a gain of $16.0 million in the fourth quarter of fiscal year 2000 relating to the difference between the actual settlement amount and the estimated accrual upon settlement of their patent infringement and antitrust litigation. In the second quarter of fiscal year 2000 Varian Semiconductor recorded a gain of $2.7 million upon receipt of a payment in settlement of a dispute relating to the acquisition of a product line which occurred in a prior fiscal year. In fiscal year 1999, Varian Semiconductor recorded other income of $2.0 million relating to the difference between the actual settlement amount of a purchase price dispute relating to the sale of TFS and the estimated accrual.

Provision for Income Taxes. Varian Semiconductor's effective income tax rate was 33% in fiscal year 2000, compared to 22% effective income tax benefit rate in fiscal year 1999. These rates are lower than the U.S. federal statutory rate principally due to the tax benefits arising from the use of a foreign sales corporation and tax credits and for fiscal year 1999, unbenefited tax losses incurred prior to the spin-off. Future tax rates may vary from the historical rates depending on the worldwide allocations of earnings and tax planning strategies.

Net Income. As a result of the foregoing factors, in fiscal year 2000 the Company recorded net income of $99.9 million compared with a net loss of $11.4 million for fiscal year 1999. The net income per diluted share was $2.97 for fiscal year 2000 as compared to a net loss of $0.37 per diluted share for fiscal year 1999.

Liquidity and Capital Resources

Varian Semiconductor generated $153.4 million of cash from operations during fiscal year 2001, as compared to $51.6 million during fiscal year 2000. In fiscal year 2001, cash provided by operations was primarily a result of decreases in accounts receivable of $91.9 million and inventory of $65.4 million, in addition to net income of $37.6 million, after adjusting for the non-cash charge of $27.0 million arising from a cumulative effect of a change in accounting principle. The increases to cash during fiscal year 2001 were partially offset by a decrease in accounts payable of $44.0 million and deferred revenue of $26.4 million. Cash provided by operations in fiscal year 2000 came primarily from net income of $99.9 million, increases in accounts payable of $32.6 million, and the tax benefit from exercise of stock options of $21.9 million. The increase in cash was partially offset by increases in accounts receivable of $82.1 million and $54.1 million in inventories, due to the substantial increase in revenue.

During fiscal year 2001, $14.5 million of cash was used in investing activities, primarily for the purchase of property, plant, and equipment. During fiscal year 2000, Varian Semiconductor used $18.2 million for investing activities, mainly for the purchase of property, plant and equipment of $20.4 million, offset by disposals and restricted cash received.

During fiscal year 2001, $18.3 million of cash was generated from financing activities, primarily as result of short-term borrowings of $11.3 million and $7.0 million from the issuance of stock upon the exercise of stock options. Varian Semiconductor generated $20.2 million of cash from financing activities in fiscal year 2000, due to the issuance of common stock upon the exercise of stock options.

During the first quarter of fiscal year 2001, Varian Semiconductor's Board of Directors authorized the repurchase of up to 2,000,000 shares of Varian Semiconductor's common stock from time to time on the open market or in privately negotiated transactions. Varian Semiconductor has not repurchased any stock to date.

Varian Semiconductor's liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Although Varian Semiconductor's cash requirements will fluctuate based on the timing and extent of these factors, Varian Semiconductor's management believes that cash generated from operations, together with available cash of $278.6 million at September 28, 2001 will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the foreseeable future.

Fiscal 2002 Restructuring. During October 2001, Varian Semiconductor implemented a reduction in force, primarily in the U.S., in which Varian Semiconductor's worldwide workforce was reduced by approximately 200 employees or 12%. The reduction in force was in response to the downturn in the industry. As a result, Varian Semiconductor will recognize approximately $2.3 million in restructuring costs during the first quarter of fiscal year 2002.

Settlement and License Agreement. On December 19, 2001, Varian Semiconductor and Lam Research Corporation ("Lam") resolved the patent infringement litigation between the two parties that was originally filed in October 1993 and Varian Semiconductor granted Lam a license under certain patents. Additionally, all claims and counterclaims have been dismissed in accordance with the agreement. The lawsuit involved Varian Semiconductor's assertion that Lam infringed on three Varian patents that relate to the use of low pressure gas to assist in the heating and cooling of semiconductor wafers during various manufacturing processes, and Lam's denial that the patents are valid or infringed. Under the agreement, Varian Semiconductor has granted a license to Lam under the patents in return for the payment of $20.0 million with $5.0 million paid immediately in exchange for prior use of the patents and the remaining $15.0 million paid in 12 quarterly installments through fiscal year 2005 in exchange for future use of the patents. As further payment for past royalties, Lam issued to Varian Semiconductor a warrant to purchase 2,000,000 shares of Lam common stock for $21.30 per share, exercisable at any time prior to December 31, 2005.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which will be effective for Varian Semiconductor in fiscal year 2003. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively.

Varian Semiconductor does not expect the adoption of the above mentioned pronouncements to have a material impact on Varian Semiconductor's consolidated financial statements.

Risk Factors

Varian Semiconductor has a limited operating history as an independent company which may make it difficult to assess its financial performance and its ability to address the risks associated with its industry.

Until April 2, 1999, Varian Associates, Inc. conducted Varian Semiconductor's business as one of its divisions. As a result, Varian Semiconductor has only a limited operating history as an independent company on which its business and prospects can be evaluated. Varian Semiconductor's ability to satisfy its obligations and maintain profitability will depend on its future performance, and Varian Semiconductor has limited experience in addressing various business challenges without the support of its corporate parent. Varian Semiconductor will not be able to rely on the capital resources and cash flow of VAI and will need to generate its own revenues and secure sources of financing when necessary. In addition, Varian Semiconductor is a smaller and less diversified company than VAI was prior to the spin-off which may make Varian Semiconductor more susceptible to economic downturns in the semiconductor industry. If Varian Semiconductor is unable to confront the challenges facing stand-alone companies in its market, its business will suffer.

The semiconductor industry is cyclical, and a slowdown in demand for Varian Semiconductor's semiconductor manufacturing equipment will negatively impact its financial results.

The semiconductor industry has been cyclical in nature and has historically experienced periodic downturns. The industry is currently experiencing extreme volatility in product pricing and a slowdown in product demand. Volatility and slowdowns have resulted in significant reductions and delays in the purchase of semiconductor manufacturing equipment and the construction of new fabrication facilities which has significantly harmed Varian Semiconductor's financial results. Even though Varian Semiconductor's revenues are declining, in order to remain competitive, Varian Semiconductor continues to invest in research and development and to maintain its worldwide customer service and support capability. These developments have adversely affected Varian Semiconductor's financial results and could continue to adversely affect financial results. If the downturn in the semiconductor industry continues, the decrease in demand for Varian Semiconductor's products will continue to adversely affect its financial results.

Varian Semiconductor faces intense competition in the semiconductor equipment industry.

Significant competitive factors in semiconductor equipment manufacturing include the strength of customer relationships, pricing, technological performance and timing, distribution capabilities and financial viability. Varian Semiconductor believes that in order to remain competitive in this industry, it will need to devote significant financial resources to product and process research and development, to offering and marketing a broad range of products, and to maintaining and enhancing customer service and support centers worldwide. The semiconductor equipment industry is becoming increasingly dominated by large manufacturers who have resources to support customers worldwide, and some of Varian Semiconductor's competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, service and support than Varian Semiconductor does. With fewer resources, Varian Semiconductor may not be able to match the product offerings or customer service and technical support offered by its competitors. In addition, some smaller equipment manufacturers provide innovative technology which may have performance advantages over Varian Semiconductor's systems. If these manufacturers continue to improve their product performance and pricing or enter into strategic relationships with other large equipment manufacturers, sales of Varian Semiconductor's products may suffer.

Varian Semiconductor derives a substantial portion of its annual revenues from a small number of customers, and its business may be harmed by the loss of any one significant customer.

As described in "Item 1. Business," Varian Semiconductor has historically sold at least half of its systems in any particular period to its ten largest customers. In addition, Varian Semiconductor may have difficulty attracting additional large customers because its sales depend, in large part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. Once a semiconductor manufacturer has selected a particular supplier's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Consequently, Varian Semiconductor may experience difficulty in selling to a prospective customer if that customer initially selects a competitor's capital equipment.

Varian Semiconductor's quarterly results of operations are likely to fluctuate, and as a result, Varian Semiconductor may fail to meet the expectations of its investors and securities analysts, which may cause the price of its common stock to decline.

Varian Semiconductor has experienced and expects to continue to experience significant fluctuations in its quarterly financial results. From time to time, customers may reschedule or cancel shipments, production difficulties could delay shipments, or techincal difficulties may delay installation of the product. A delay in shipment or customer acceptance of the product upon installation in any quarter due to these factors may cause revenues in such quarters to fall significantly below expectations, which could cause the market price of Varian Semiconductor's common stock to decline. Varian Semiconductor's financial results also fluctuate based on gross profits realized on sales. Gross profit as a percentage of revenue may vary based on a variety of factors, including the mix and average selling prices of products sold and costs to manufacture upgrades and customize systems. In addition, a number of other factors could impact Varian Semiconductor's quarterly financial results, including the following:

  .unexpected procurement or manufacturing difficulties;

  .pricing of key components;

  .fluctuations in foreign exchange rates;

  .adverse weather conditions at its manufacturing facilities; and

  .general conditions in the semiconductor equipment industry.

Because Varian Semiconductor's operating expenses are based on anticipated capacity levels, and a high percentage of Varian Semiconductor's expenses are relatively fixed, a variation in the timing of recognition of revenue and the level of gross profit from a single transaction could cause financial results to vary significantly from quarter to quarter.

Varian Semiconductor's future business depends, in part, on its ability to successfully introduce and manage the transition to new products, and Varian Semiconductor may not succeed in accomplishing these goals.

Varian Semiconductor believes that its future success will depend on its ability to develop, manufacture and successfully introduce new systems and product lines with improved capabilities and to continue enhancing existing products, in particular products that respond to the trend toward single wafer processing and 300mm wafer processing. Varian Semiconductor derives virtually all of its revenue from sales and servicing of ion implantation systems and related products and services. If Varian Semiconductor's VIISta ion implant platform, which relies on single wafer processing, does not gain market acceptance, future financial results will suffer.
Varian Semiconductor must accurately forecast the demand for new products while managing the transition from older products, or it may otherwise mismanage inventory levels. In addition, Varian Semiconductor may be unable to complete the development or meet the technical specifications of new systems or enhancements or to manufacture and ship these systems or enhancements in volume and on time, which may harm its reputation and business. In the past, Varian Semiconductor has experienced some delays in manufacturing and shipping systems and enhancements as well as problems with the reliability and quality of such systems and enhancements. If any of Varian's Semiconductor's new products have reliability or quality problems, it may incur additional warranty and service expenses, experience a decline in product orders or incur higher manufacturing costs to correct such problems, all of which could adversely affect financial results.

Economic problems in Asian-Pacific markets could cause sales of Varian Semiconductor's products to decline.

International sales accounted for 71%, 73%, and 59% of Varian Semiconductor's revenues in fiscal years 2001, 2000, and 1999, respectively, and specifically, sales to the Asia-Pacific region have accounted for a substantial portion of these revenues. Sales to the Asia-Pacific region accounted for 50%, 53%, and 39% of revenues in fiscal years 2001, 2000, and 1999, respectively. Because Varian Semiconductor relies on sales to customers in the Asia-Pacific region for a substantial portion of its revenues, its business is very likely to be adversely impacted by economic downturns and instability in that region. In fiscal year 1999, Varian Semiconductor's business was harmed by banking and currency problems in some Asia-Pacific countries. Specifically, the decline in the value of the Korean won, together with Korean customers' difficulties in obtaining credit resulted in a decline in the purchasing power of Varian Semiconductor's Korean customers. This resulted in the cancellation or delay of orders for Varian Semiconductor's products from Korean customers which adversely affected financial results in fiscal year 1999. Varian Semiconductor recorded revenues of $314.5 million to the Asia-Pacific region during fiscal year 2001. The decrease from prior year was due mainly due a decline in demand for semiconductor devices. In fiscal year 2000, Varian Semiconductor recorded revenues of $368.6 million in the Asia-Pacific region, compared with $106.4 million in fiscal year 1999, due mainly to increased demand for semiconductor devices. Varian Semiconductor's business in the Asia-Pacific region is affected by demand in each country.

In fiscal year 1999, Japan's economy began slowly emerging from a downturn. Varian Semiconductor has seen increasing order activity from Japan throughout fiscal year 2000. However, if the Japanese economy fails to sustain its recovery, investment by Japanese customers may be negatively affected and it is possible that economic recovery in other Asia-Pacific Countries could be delayed.

If Varian Semiconductor is unable to protect its proprietary rights adequately, it may lose its ability to compete effectively in the semiconductor equipment industry.

Varian Semiconductor relies on obtaining and maintaining patent, copyright and trade secret protection for significant new technologies, products and processes and obtaining key licenses because of the length of time and expense associated with bringing new products through the development process to market. Varian Semiconductor intends to continue to file applications as appropriate for patents covering new products and manufacturing processes. However, Varian Semiconductor cannot provide assurance of the following:

  . that patents will issue from any pending or future patent applications owned by, or licensed to, Varian Semiconductor;

  . that the claims allowed under any issued patents will be sufficiently broad to protect Varian Semiconductor's technology position against competitors;

  . that any issued patents owned by or licensed to Varian Semiconductor will not be challenged, invalidated or circumvented; and

  . that the rights granted under Varian Semiconductor's patents will provide it with competitive advantages.

Varian Semiconductor also has agreements with third parties for licensing of patented or proprietary technology. These agreements include royalty bearing licenses and technology cross-licenses. Varian Semiconductor's loss of licensing agreements with Applied Materials and Tokyo Electron Limited could have a material adverse effect on its business.

In addition, Varian Semiconductor maintains and enforces its trademarks to increase customer recognition of its products. If its trademarks are used by unauthorized third parties, its business may be harmed. Varian Semiconductor also relies on contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties to protect its proprietary rights. If these contractual agreements are breached, Varian Semiconductor may not have adequate remedies for any such breaches. Varian Semiconductor also cannot provide assurance that its trade secrets will not otherwise become known to or be independently developed by others.

Patent claims may be expensive to pursue, defend or settle and may substantially divert Varian Semiconductor's resources and the attention of management.

Varian Semiconductor could incur substantial costs and diversion of management resources in defending patent suits brought against it or in asserting its patent rights against others. If the outcome of any such litigation is unfavorable to Varian Semiconductor, its business may be harmed. Varian Semiconductor may not be aware of pending or issued patents held by third parties that relate to its products or technologies. In the event that a claim is asserted against Varian Semiconductor, it may need to acquire a license to or contest the validity of a competitor's patent. Varian Semiconductor cannot be certain that it could acquire such a license on commercially acceptable terms, if at all, or that it would prevail in such a proceeding. From time to time, Varian Semiconductor has received notices from and has issued notices to such third parties alleging infringement of patent and other intellectual property rights relating to its products. If Varian Semiconductor is subject to future claims of patent infringement, it may be required to make substantial settlement or damages payments and may have to devote substantial resources to reengineering its products.

It is difficult for Varian Semiconductor to predict the quarter in which it will be recognizing revenue from large product orders.

During a quarter, Varian Semiconductor customarily sells a relatively small number of ion implantation systems that typically sell for prices ranging from approximately $1.6 million to $4.0 million. Consequently, Varian Semiconductor's revenue and financial results could be negatively impacted for a particular quarter if anticipated orders from even a few customers are not received in time to permit shipment and customer acceptance of the installation during that quarter. Varian Semiconductor recognizes all or a portion of the revenue from a product shipment at the time the product is installed and meets predetermined customer specifications. As a result, it is often difficult to determine both the timing of a product shipment and the completion of the installation of the product at the customer's location. In addition, Varian Semiconductor's product order backlog at the beginning of each quarter may not include all systems needed to achieve expected revenues for that quarter. Because Varian Semiconductor may build systems according to forecast, the absence of a significant backlog for an extended period of time could adversely affect financial results.

Varian Semiconductor depends on limited groups of suppliers or single source suppliers, the loss of which could impair its ability to manufacture products and systems.

Varian Semiconductor obtains some of its components and subassemblies included in its products from a limited group of suppliers, or in some cases a single source supplier, including magnets and high voltage power supplies and accelerators. The loss of any supplier, including any single source supplier, would require obtaining one or more replacement suppliers and may also require devoting significant resources to product development to incorporate new parts from other sources into its products. The need to change suppliers or to alternate between suppliers might cause delays in delivery or significantly increase Varian Semiconductor's costs. Although Varian Semiconductor has limited insurance to protect against loss due to business interruption from these and other sources, Varian Semiconductor cannot provide assurance that such coverage will be adequate or that it will remain available on commercially acceptable terms. Although Varian Semiconductor seeks to reduce its dependence on these limited source suppliers, disruption or loss of these sources could negatively impact its business and damage customer relationships.

Failure to comply with present or future environmental regulations could subject Varian Semiconductor to penalties and environmental remediation costs.

Varian Semiconductor is subject to a variety of foreign, federal, state and local laws regulating the discharge of materials into the environment and the protection of the environment. These regulations include discharges into the soil, water and air and the generation, handling, storage and transportation and disposal of waste and hazardous substances. These laws increase the costs and potential liabilities associated with the conduct of Varian Semiconductor's operations.

VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also in various stages of environmental investigation and or remediation under the direction of, or in consultation with foreign, federal, state and local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI's sale of its Electron Devices business during fiscal year 1995, and the sale of its TFS business during fiscal year 1997). Expenditures by VMS (as successor to
VAI) for environmental investigation and remediation amounted to $4.1 million in fiscal year 2001, $5.9 million in fiscal year 2000, and $2.7 million in fiscal year 1999.

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. VMS has accrued $8.3 million in estimated environmental investigation and remediation costs for these sites and facilites as of September 28, 2001. As to other sites and facilities, VMS has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. VMS has accrued $27.4 million, which represents its best estimate of the future costs discounted at 7%, net of inflation, to cover these costs. This reserve is in addition to the $8.3 million previously described. The Distribution Agreement provides that each of VMS, Varian Semiconductor and IB will indemnify the others for one-third of these environmental investigation and remediation costs, as adjusted for any insurance proceeds and tax benefits expected to be realized upon payment of these costs.

These accrued amounts are only estimates of anticipated future environmental related costs, and the amounts actually spent may be greater than such estimates. Accordingly, Varian Semiconductor may need to make additional payments to cover its indemnification obligations that would exceed current estimates. In addition, Varian Semiconductor's present and past facilities have been in operation for many years, and over that time in the course of those operations, such facilities have used substances which are or might be considered hazardous. Varian Semiconductor also may have generated and disposed of wastes which are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future that Varian Semiconductor cannot now predict.

If Varian Semiconductor loses key employees or is unable to attract and retain key employees, it may be unable to pursue business opportunities.

Varian Semiconductor's future success depends to a significant extent on the continued service of key managerial, technical and engineering personnel. Competition for such personnel is intense, particularly in the labor markets around Varian Semiconductor's facilities in Massachusetts. The available pool of qualified candidates is limited, and Varian Semiconductor may not be able to retain its key personnel or to attract, train, assimilate or retain other highly qualified engineers and technical and managerial personnel in the future. The loss of these persons or Varian Semiconductor's inability to hire, train or retrain qualified personnel could harm Varian Semiconductor's business and results of operations.

Varian Semiconductor's indemnification obligations under the Distribution Agreement could be substantial, and Varian Semiconductor may not be fully indemnified in accordance with this agreement for the expenses it incurs.

Under the terms of the Distribution Agreement, each of VMS, IB and Varian Semiconductor has agreed to indemnify the other parties (and certain related persons) from and after the spin-off with respect to certain indebtedness, liabilities and obligations which could be significant. The availability of such indemnities will depend upon the future financial strength of the companies. There is a risk that one or more of these companies will not be able to satisfy their indemnification obligations. In addition, the Distribution Agreement generally provides that if a court prohibits a company from satisfying its indemnification obligations, then such obligations will be shared equally by the other companies.

Varian Semiconductor has anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of its common stock.

Provisions of Varian Semiconductor's certificate of incorporation, and by-laws and of Delaware law could delay, defer or prevent an acquisition or change in control of Varian Semiconductor or otherwise adversely affect the price of its common stock. For example, Varian Semiconductor's Board of Directors is classified into three classes, and stockholders do not have the right to call special meetings of stockholders. Varian Semiconductor's certificate of incorporation also permits its board to issue shares of preferred stock without stockholder approval. In addition to delaying or preventing an acquisition, the issuance of a substantial number of preferred shares could adversely affect the price of the common stock. Varian Semiconductor has also adopted a stockholders rights plan which may significantly dilute the equity interests of a person seeking to acquire control of Varian Semiconductor without the approval of the Board of Directors.

Varian Semiconductor does not anticipate paying dividends on its common stock in the future.

Varian Semiconductor has not paid and does not anticipate paying dividends on its common stock. Varian Semiconductor's Board of Directors will have discretion to make decisions to pay dividends to common stockholders in the future which decision will depend on a number of factors, including results of operations, financial conditions and contractual restrictions, that the Board, in its opinion, deems relevant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

As a multinational company, Varian Semiconductor faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as Varian Semiconductor's business practices evolve and could have a material adverse impact on Varian Semiconductor's financial results. Historically, Varian Semiconductor's primary exposures have resulted from non-U.S. dollar denominated sales and purchases in Europe and the Asia-Pacific region.

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar denominated currencies. Varian Semiconductor does not enter into forward exchange contracts for trading purposes. Varian Semiconductor's forward exchange contracts generally range from one to two months in original maturity. No forward exchange contract has an original maturity greater than one year.

Forward exchange contracts outstanding as of September 28, 2001 are summarized as follows (dollars in thousands):

                                                       Notional Contract  Fair
                                                        Value     Rate    Value
                                                       -------- -------- -------
Foreign currency purchase contracts:
  Euro................................................  $7,297    1.1025  $7,424
  Korean Won..........................................  $1,378  1,283.30  $1,355
  New Taiwan Dollar...................................    $187     34.51    $187
  British Pound.......................................    $116    0.6906    $118
                                                       -------           -------
    Total foreign currency purchase contracts.........  $8,978            $9,084
Foreign currency sell contracts:
  Japanese Yen........................................  $3,427    118.76  $3,459
  Euro................................................  $1,338    1.0811  $1,334
  Korean Won..........................................  $1,055  1,293.91  $1,046
  Israeli Shekel......................................    $782    4.2730    $766
  New Taiwan Dollar...................................    $198     34.98    $201
                                                       -------           -------
    Total foreign currency sell contracts.............  $6,800            $6,806
    Total contracts................................... $15,778           $15,890
                                                       =======           =======

There were no significant unrealized gains or losses for these forward contracts as of September 28, 2001. The fair value of forward exchange contracts generally reflects the estimated amounts that Varian Semiconductor would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of Varian Semiconductor's exposure.

Interest Rate Risk

Although payments under certain of Varian Semiconductor's operating leases for facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk associated with its operating leases.

Similarly, although payments under certain of Varian Semiconductor's overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk associated with these borrowing facilities.

Commodity Price Risk

Varian Semiconductor is not exposed to material commodity price risk.

Item 8. Financial Statements and Supplementary Data.

The response to this item is submitted as a separate section to this report. See "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The response to this item is contained in part under the caption "Executive Officers" in Part I of this Annual Report on Form 10-K and in part in Varian Semiconductor's Proxy Statement for the Annual Meeting of Stockholders to be held on February 26, 2002 (the "2002 Proxy Statement") under the caption "Election of Directors," which section is incorporated herein by this reference.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Item 11. Executive Compensation.
The response to this item is contained in the 2002 Proxy Statement under the caption "Election of Directors," which section is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The response to this item is contained in the 2002 Proxy Statement under the caption "Principal Stockholders," which section is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions.

The response to this item is contained in the 2002 Proxy Statement under the caption "Election of Directors," which section is incorporated herein by this reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report on Form 10-
K:

    (1) Consolidated Financial Statements: (see index on page F-1 of this report)

      .  Report of Independent Accountants

      .  Consolidated Balance Sheets as of September 28, 2001 and
         September 29, 2000

      . Consolidated Statements of Operations for fiscal years ended September 28, 2001, September 29, 2000, and October 1, 1999

      . Consolidated Statements of Cash Flows for fiscal years ended September 28, 2001, September 29, 2000, and October 1, 1999

      . Consolidated Statements of Stockholders' Equity for fiscal years ended September 28, 2001, September 29, 2000, and October 1, 1999

      .  Notes to Consolidated Financial Statements

    (2) Consolidated Financial Statement Schedule: (see index on page F-1 of this report)

      The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2001, 2000 and 1999 is filed as a part of this Report and should be read in conjunction with the consolidated financial statements of the Registrant and its subsidiaries.

      .  Schedule II--Valuation of Qualifying Accounts

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

    (3) The list of Exhibits filed as a part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of fiscal year 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Varian Semiconductor Equipment Associates, Inc.

                                      /s/ Robert J. Halliday
                             By: _________________________________
                                        Robert J. Halliday
                                Vice President and Chief Financial
                                             Officer

Date: December 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                               Title                       Date
              ---------                               -----                       ----

        /s/ Richard A. Aurelio        Chairman of the Board and Chief       December 18, 2001
  ___________________________________  Executive Officer (Principal
          Richard A. Aurelio           Executive Officer)

     /s/ Ernest L. Godshalk, iii      President, Chief Operating Officer    December 18, 2001
  ___________________________________  and Director
        Ernest L. Godshalk, III

        /s/ Robert J. Halliday        Vice President and Chief Financial    December 18, 2001
  ___________________________________  Officer (Principal Financial
          Robert J. Halliday           Officer)

         /s/ Seth H. Bagshaw          Vice President and Corporate          December 18, 2001
  ___________________________________  Controller (Principal Accounting
            Seth H. Bagshaw            Officer)

       /s/ George W. Chamillard       Director                              December 18, 2001
  ___________________________________
         George W. Chamillard

         /s/ Robert W. Dutton         Director                              December 18, 2001
  ___________________________________
           Robert W. Dutton

       /s/ Angus A. MacNaughton       Director                              December 18, 2001
  ___________________________________
         Angus A. MacNaughton

       /s/ Elizabeth E. Tallett       Director                              December 18, 2001
  ___________________________________
         Elizabeth E. Tallett

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

  10.6*  Form of Indemnity Agreement with Directors and Executive Officers.

  10.7*  Varian Semiconductor Equipment Associates, Inc. Omnibus Stock Plan.

  10.8*  Varian Semiconductor Equipment Associates, Inc. Management Incentive
         Plan.

  10.9*  Agreement, dated as of July 24, 1998, between Varian Associates, Inc.
         and High Voltage Engineering Europa B.V.

  10.10  Lease of 4 Mulliken Way, Newburyport, Massachusetts, dated as of
         October 30, 1995, between Berkshire-Newbury Limited Partnership and
         Registrant, assigned to the Registrant by Genus, Inc. on April 12,
         1999.

  10.11  Varian Semiconductor Equipment Associates, Inc. Employee Stock
         Purchase Plan

  10.12 Amendment to the Rights Agreement between First Chicago Trust Company of New York and Registrant, dated February 19, 1999, to appoint
         EquiServe Trust Company, N.A.

  21.1   Subsidiaries of the Registrant.

  23.1   Consent of PricewaterhouseCoopers LLP, Independent Accountants

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

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of the registrant and its subsidiaries are required to be included in Item 8:

                                                                          Page
                                                                          ----
Report of PricewaterhouseCoopers LLP, Independent Accountants............ F-2

Consolidated Balance Sheets as of September 28, 2001 and September 29,
 2000.................................................................... F-3

Consolidated Statements of Operations for fiscal years ended September
 28, 2001, September 29, 2000, and October 1, 1999....................... F-4

Consolidated Statements of Cash Flows for fiscal years ended September
 28, 2001, September 29, 2000, and October 1, 1999....................... F-5

Consolidated Statements of Stockholders' Equity for fiscal years ended
 September 28, 2001, September 29, 2000, and October 1, 1999............. F-6

Notes to the Consolidated Financial Statements........................... F-7

The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2001, 2000, and 1999, should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Financial Statement Schedule

                                                                          Page
                                                                          ----
Schedule II--Valuation and Qualifying Accounts and Reserves.............. S-1

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

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Varian Semiconductor Equipment Associates, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of the Company and its subsidiaries at September 28, 2001 and September 29, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 28, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to these financial statements, in fiscal year 2001, the Company changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101 ("SAB 101"), " Revenue Recognition in Financial Statements" and changed its method of valuation of inventories.

                                              /s/ PricewaterhouseCoopers LLP
                                          By: _________________________________
                                                   PricewaterhouseCoopers LLP

Boston, Massachusetts
October 24, 2001, except for Note 20,
as to which the date is December 19, 2001

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                    September 28, September 29,
                                                        2001          2000
                                                    ------------- -------------
                                                                   Restated/1/
                                                      (Amounts in thousands,
                                                        except share data)
                      ASSETS
Current assets
Cash and cash equivalents..........................   $278,641      $121,692
Accounts receivable, net...........................     85,455       182,396
Inventories, net...................................    115,689       148,234
Deferred income taxes..............................     34,899         9,865
Other current assets...............................      9,626         7,884
                                                      --------      --------
  Total current assets.............................    524,310       470,071
Property, plant and equipment, net.................     46,288        43,755
Other assets.......................................     17,459        19,869
                                                      --------      --------
    Total assets...................................   $588,057      $533,695
                                                      ========      ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable and other short-term borrowings......    $15,900        $5,541
Accounts payable...................................     19,271        63,392
Accrued expenses...................................     43,149        55,869
Product warranty...................................     20,075        28,190
Deferred revenue...................................     81,137        23,006
                                                      --------      --------
  Total current liabilities........................    179,532       175,998
Long-term accrued expenses.........................      7,292         6,792
Deferred income taxes..............................      1,788         1,546
                                                      --------      --------
  Total liabilities................................    188,612       184,336

Commitments and contingencies (Notes 14 and 15)

Stockholders' equity
Preferred stock, par value $0.01; 5,000,000 shares
 authorized, none issued
Common stock, par value $0.01; 150,000,000 shares
 authorized, 32,628,192 issued and outstanding at
 September 28, 2001, and 32,081,167 issued and
 outstanding at September 29, 2000.................        326           321
Capital in excess of par value.....................    235,700       223,263
Retained earnings..................................    163,419       125,775
                                                      --------      --------
  Total stockholders' equity.......................    399,445       349,359
                                                      --------      --------
    Total liabilities and stockholders' equity.....   $588,057      $533,695
                                                      ========      ========

        See accompanying notes to the consolidated financial statements.
--------
/1/Varian Semiconductor changed its method of valuing domestic inventories.
   Refer to Note 2. "Summary of Significant Accounting Policies" for further details.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Fiscal Year Ended
                                       ---------------------------------------
                                       September 28, September 29, October 1,
                                           2001          2000         1999
                                       ------------- ------------- -----------
                                                      Restated/1/  Restated/1/
                                       (Amounts in thousands, except per share
                                                        data)
Revenue
Product revenue.......................   $534,451      $626,219     $206,419
Service revenue.......................     82,191        51,432       36,614
Royalty revenue.......................     15,337        10,068       28,852
                                         --------      --------     --------
  Total revenue.......................    631,979       687,719      271,885

Cost of Revenue
Cost of product revenue...............    345,781       379,777      153,388
Cost of service revenue...............     53,026        37,212       26,290
                                         --------      --------     --------
  Total cost of revenue...............    398,807       416,989      179,678
Gross profit..........................    233,172       270,730       92,207

Operating Costs and Expenses
Research and development..............     49,817        47,025       37,582
Marketing, general and
 administrative.......................     93,176        98,063       70,310
Restructuring costs...................      1,875           --         2,688
                                         --------      --------     --------
  Total operating expenses............    144,868       145,088      110,580
                                         --------      --------     --------
  Operating income (loss).............     88,304       125,642      (18,373)
Interest income, net..................      8,237         4,597        1,821
Other income, net.....................        --         18,700        2,009
                                         --------      --------     --------
Income (loss) before income taxes and
 cumulative effect of change in
 accounting principle.................     96,541       148,939      (14,543)
Provision (benefit) for income
 taxes................................     31,859        49,072       (3,186)
                                         --------      --------     --------
  Income (loss) before cumulative
   effect of change in accounting
   principle..........................     64,682        99,867      (11,357)
                                         --------      --------     --------
Cumulative effect of change in
 accounting principle, net of tax
 of $15,724...........................    (27,038)          --           --
                                         --------      --------     --------
Net income (loss).....................    $37,644       $99,867     $(11,357)
                                         ========      ========     ========

Weighted average shares outstanding--
 basic................................     32,275        31,375       30,428
Weighted average shares outstanding--
 diluted..............................     34,009        33,681       30,428
Income (loss) per share before
 cumulative effect of change in
 accounting principle--basic..........      $2.00         $3.18       $(0.37)
Income (loss) per share before
 cumulative effect of change in
 accounting principle--diluted........      $1.90         $2.97       $(0.37)
Cumulative effect of change in
 accounting principle--basic..........     $(0.84)          --           --
Cumulative effect of change in
 accounting principle--diluted........     $(0.80)          --           --
  Net income (loss) per share--
   basic..............................      $1.16         $3.18       $(0.37)
  Net income (loss) per share--
   diluted............................      $1.10         $2.97       $(0.37)

        See accompanying notes to the consolidated financial statements.
--------
/1/Varian Semiconductor changed its method of valuing domestic inventories.
   Refer to Note 2. "Summary of Significant Accounting Policies" for further details.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Fiscal Year Ended
                                         ---------------------------------------
                                         September 28, September 29, October 1,
                                             2001          2000         1999
                                         ------------- ------------- -----------
                                                        Restated/1/  Restated/1/
                                                 (Amounts in thousands)
Cash flows from operating activities
  Net income (loss)....................     $37,644       $99,867     $(11,357)
  Adjustments to reconcile net income
   (loss) to net cash provided by (used
   in) operating activities
    Cumulative effect of change in
     accounting principle, net of tax..      27,038           --           --
    Depreciation and amortization......      13,947        13,264       12,347
    Provision for doubtful accounts....       3,940           473        2,212
    Loss on disposal of fixed assets...          85           352          --
    Compensatory stock option expense..         --          1,047          --
    Tax benefit from exercise of stock
     options...........................       5,398        21,880          --
    Deferred income taxes..............      (9,068)       15,644        1,802
  Changes in assets and liabilities
    Accounts receivable................      91,882       (82,095)     (41,780)
    Inventories........................      65,407       (54,072)     (10,887)
    Other current assets...............     (1,742)        (4,997)       1,638
    Accounts payable...................     (43,991)       32,550       20,378
    Accrued expenses...................      (6,250)      (16,272)      (1,796)
    Product warranty...................      (4,747)       11,862       (5,477)
    Deferred revenue...................     (26,447)       12,664        1,769
    Long term accrued expenses.........         500          (384)         380
    Other..............................        (206)         (175)        (496)
                                           --------      --------     --------
Net cash provided by (used in)
 operating activities..................     153,390        51,608      (31,267)
Cash flows from investing activities
  Purchase of property, plant and
   equipment...........................     (14,833)      (20,375)     (10,977)
  Proceeds from disposal of property,
   plant and equipment.................         354         1,175          --
  Restricted cash paid.................         --            --        (1,000)
  Restricted cash received.............         --          1,000        5,000
                                           --------      --------     --------
Net cash used in investing activities..     (14,479)      (18,200)      (6,977)
Cash flows from financing activities
  Proceeds from the issuance of common
   stock to settle stock option
   exercises...........................       7,044        20,177          193
  Notes payable and short-term
   borrowing...........................      11,302           --           --
  Other................................         --            --          (214)
  Net transfers from Varian Associates,
   Inc.................................         --            --       102,712
                                           --------      --------     --------
Net cash provided by financing
 activities............................      18,346        20,177      102,691
                                           --------      --------     --------
Effects of exchange rate changes on
 cash..................................        (308)        2,139        1,521
                                           --------      --------     --------
Net increase in cash and cash
 equivalents...........................     156,949        55,724       65,968
Cash and cash equivalents at beginning
 of period.............................     121,692        65,968          --
                                           --------      --------     --------
Cash and cash equivalents at end of
 period................................    $278,641      $121,692      $65,968
                                           ========      ========     ========
Supplemental information to the cash
 flow:
Cash payments for income taxes.........     $41,831       $23,887         $700
                                           ========      ========     ========
Cash payments for interest.............        $255          $158          --
                                           ========      ========     ========


        See accompanying notes to the consolidated financial statements.
--------
/1/Varian Semiconductor changed its method of valuing domestic inventories.
   Refer to Note 2. "Summary of Significant Accounting Policies" for further details.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        Capital in
                                 Common Excess of  Retained Divisional
                                 Stock  Par Value  Earnings   Equity    Total
                                 ------ ---------- -------- ---------- --------
                                             (Amounts in thousands)
Balance at October 2, 1998.....    --         --        --   $103,249  $103,249
Adjustment for the cumulative
 effect on prior years of
 applying retroactively the
 valuation of inventory on a
 first-in, first-out basis.....    --         --    $11,353       --     11,353
                                  ----   --------  --------  --------  --------
Balance at October 2, 1998
 (Restated/1/).................    --         --     11,353   103,249   114,602
  Net loss prior to
   Distribution................    --         --        --    (25,912)  (25,912)
  Net income subsequent to
   Distribution................    --         --     14,555       --     14,555
  Net transfers to Varian
   Associates, Inc.............    --         --        --    (77,337)  (77,337)
  Distribution to
   shareholders................   $304   $186,341       --        --    186,645
  Distribution Agreement
   adjustments.................    --      (6,596)      --        --     (6,596)
  Issuance of stock under
   omnibus stock, stock option,
   and employee stock purchase
   plans                             1        430       --        --        431
                                  ----   --------  --------  --------  --------
Balance at October 1, 1999
 (Restated1)...................   $305   $180,175   $25,908       --   $206,388
                                  ----   --------  --------  --------  --------
  Net income for the year......    --         --     99,867       --     99,867
  Compensatory stock option
   expense.....................    --       1,047       --        --      1,047
  Issuance of stock under
   omnibus stock and stock
   option plans, including
   income tax benefit
   of $21,880..................     16     42,041       --        --     42,057
                                  ----   --------  --------  --------  --------
Balance at September 29, 2000
 (Restated/1/).................   $321   $223,263  $125,775       --   $349,359
  Net income for the year......    --         --     37,644       --     37,644
  Issuance of stock under
   omnibus stock and stock
   option plans, including
   income tax benefit
   of $5,398...................      5     12,437       --        --     12,442
                                  ----   --------  --------  --------  --------
Balance at September 28, 2001..   $326   $235,700  $163,419       --   $399,445
                                  ====   ========  ========  ========  ========


        See accompanying notes to the consolidated financial statements.
--------
/1/Varian Semiconductor changed its method of valuing domestic inventories.
   Refer to Note 2. "Summary of Significant Accounting Policies" for further details.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company and Basis of Presentation

Varian Semiconductor Equipment Associates, Inc. ("Varian Semiconductor") designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits to customers located both in the
U. S. and in international markets. Varian Semiconductor faces risk factors similar to all companies in the semiconductor manufacturing equipment market including, but not limited to, competition, market downturn, technological change, international operations and related foreign currency risks and ability to recruit and retain key employees.

The consolidated financial statements of Varian Semiconductor reflect the financial position, results of operations and cash flows of Varian Semiconductor as of and for the years ended September 28, 2001 and September 29, 2000. Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc. ("VAI"). On April 2, 1999, VAI contributed its Semiconductor Equipment Business ("SEB") to Varian Semiconductor, then distributed to the holders of record of VAI common stock one share of common stock of Varian Semiconductor for each share of VAI common stock owned on March 24, 1999. At the same time, VAI contributed its Instruments Business ("IB") to Varian, Inc. and distributed to the holders of record of VAI common stock one share of common stock of IB for each share of VAI common stock owned on March 24, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. ("VMS") effective as of April 2, 1999. These transactions were accomplished under the terms of a Distribution Agreement by and among Varian Semiconductor, VAI, hereafter referred to as VMS for periods following the spin-off and IB (the "Distribution Agreement"). For purposes of providing an orderly transition and to define certain ongoing relationships between and among Varian Semiconductor, VMS and IB after the spin-off Varian Semiconductor, VMS and IB also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement (collectively, the "Distribution Related Agreements").

The consolidated financial statements for periods ended on or before April 2, 1999 reflect SEB as operated by VAI. For periods prior to April 2, 1999, where it was practicable to identify specific VAI corporate amounts within the SEB activities, such amounts have been included in the accounts reflected in the consolidated financial statements. The consolidated financial statements also include allocations of certain VAI corporate assets (including pension assets), liabilities (including profit sharing and pension benefits), and expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury, and other VAI corporate overhead) to SEB through April 2, 1999. These amounts have been allocated to SEB on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by SEB. Typical measures and activity indicators used for allocation purposes include headcount, sales revenue, and payroll expense. Varian Semiconductor believes that the methods used to allocate these amounts are reasonable. However, these allocations are not necessarily indicative of the amounts that would have been or that will be recorded by Varian Semiconductor on a stand-alone basis.

Under the terms of the Distribution Agreement, net assets transferred to Varian Semiconductor as of April 2, 1999 were based on estimates and are subject to adjustment. In the fourth quarter of fiscal year 1999, Varian Semiconductor recorded a $6.6 million dollar adjustment to stockholders' equity to reflect a $1.1 million refund of cash received in excess of the terms of the Distribution Agreement and a $5.5 million adjustment to estimated deferred tax assets received in the spin-off. Any other items or adjustments that may occur in the future would also result in an adjustment to stockholders' equity.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Note 2. Summary of Significant Accounting Policies

Fiscal Year

Varian Semiconductor's fiscal year is the 51- to 53-week period that ends on the Friday nearest September 30. Fiscal year 2001 comprises the 52-week period ended on September 28, 2001. Fiscal year 2000 comprises the 52-week period ended on September 29, 2000. Fiscal year 1999 comprises the 52-week period ended on October 1, 1999.

Principles of Consolidation

The consolidated financial statements include those of Varian Semiconductor and its subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Product revenue includes established products, new products and spare parts.

Varian Semiconductor recognizes revenue from product sales upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are fixed or determinable, collectability is reasonably assured and there are no uncertainties regarding customer acceptance.

For some of Varian Semiconductor's sales transactions, a portion of the total purchase price is not due until installation occurs and the customer accepts the product. For established products, the lesser of the amount allocated to the equipment or the contractual amount billable upon delivery is recorded as product revenue upon delivery. The amount deferred is recognized as revenue upon customer acceptance. For new products, revenue allocated to the equipment is recognized upon customer acceptance. Revenue related to spare parts sales is recognized upon delivery. Varian Semiconductor accrues warranty costs upon recognition of product revenue.

Service Revenue includes maintenance and service contracts, paid service and installation services. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Revenue related to paid service is recorded when earned and the revenue related to installation is recorded upon fulfillment of the service obligation.

Royalty revenue is recognized when contractual obligations are met, evidence of an arrangement exists, fees are fixed or determinable and collection is reasonably assured.

Varian Semiconductor's transactions frequently include the sale of systems and services under multiple element arrangements. Revenue under these arrangements is allocated to all elements except systems based upon the fair value of those elements. The amount allocated to installation is based upon hourly rates at the estimated time to complete the service. The fair value of all other elements are based upon the price charged when these amounts are sold separately and unaccompanied by other elements. The amount of revenue allocated to systems is done on a residual method basis. Under this method, the total value of the arrangement is allocated first to undelivered elements based on their fair values, with the remainder being allocated to systems revenue. Installation is not essential to the functionality of the system, as these services do not alter the equipment's capabilities.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Change in Revenue Accounting Principle

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues, including the timing of revenue recognition for sales that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title and risk of loss. In October 2000, the SEC issued Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements--Frequently Asked Questions and Answers ("SAB 101 FAQ"). The SAB 101 FAQ was issued to clarify many of the implementation questions surrounding SAB
101. Varian Semiconductor implemented the provisions of SAB 101 in the fourth quarter of fiscal year 2001, retroactive to the first quarter of fiscal year 2001.

Varian Semiconductor's previous revenue recognition policy was to recognize product revenue at the time the customer took title to the product, generally at the time of shipment. At that time, Varian Semiconductor also accrued the costs to install the product. For some transactions, a portion of the purchase price is not due until installation is complete and the product is accepted by the customer. Under SAB 101 and the new accounting method adopted retroactive to the first quarter of fiscal year 2001, installation is considered a separate earnings process, revenue related to new products is recognized upon customer acceptance and revenue related to established products is accounted for as multiple element arrangements as described above.

As a result of this change, Varian Semiconductor reported a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes," by a cumulative effect adjustment. Varian Semiconductor recorded a non-cash charge of $27.0 million (after reduction for income taxes of $15.7 million), or ($0.80) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. For fiscal year 2001, Varian Semiconductor recognized $74.8 million in revenue which is included in the cumulative effect adjustment as of the first quarter of fiscal year 2001. The effect of that revenue was to increase income by $20.6 million (net of $12.0 million of tax) for fiscal year 2001.

Proforma amounts for the periods beginning before the first quarter of fiscal year 2001 have not been presented, as the effect of the change in accounting principle could not be reasonably determined.

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been billed per the contractual terms but have not been recognized as revenue.

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

Legal Expenses

Varian Semiconductor accrues estimated amounts for legal fees expected to be incurred in connection with loss contingencies which are both probable and estimatable.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Foreign Currency Translation

In fiscal year 2000, Varian Semiconductor adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments--an amendment of SFAS 133" ("Accounting for Derivative Instruments and Hedging Activities"). This statement amended the accounting and reporting standards for certain derivative instruments and hedging activities. The adoption of SFAS 138 in fiscal year 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133, had no material impact on Varian Semiconductor's consolidated financial statements.

For international operations, the U.S. dollar is the functional currency. Monetary assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates. Nonmonetary assets such as inventories and property, plant, and equipment are translated at historical rates. Income and expense items are translated at effective rates of exchange prevailing during each year, except that inventories and depreciation charged to operations are translated at historical rates. During 2001, an aggregate exchange loss of $0.8 million was included in marketing, general and administrative expenses. The aggregate exchange gain included in marketing, general and administrative expenses for fiscal years ended 2000 and 1999 was $0.7 million and $1.0 million, respectively.

Varian Semiconductor's foreign subsidiaries operate and sell Varian Semiconductor's products in various global markets. As a result, Varian Semiconductor is exposed to changes in foreign currency exchange rates. Varian Semiconductor utilizes foreign currency forward exchange contracts to hedge against currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar denominated currencies. Varian Semiconductor attempts to match the forward contracts with the underlying items being hedged in terms of currency, amount, and maturity. Varian Semiconductor does not use derivative financial instruments for speculative or trading purposes. Since the impact of movements in currency exchange rates on forward contracts offsets most of the related impact on the exposures hedged, these financial instruments generally do not subject Varian Semiconductor to speculative risk that would otherwise result from changes in currency exchange rates. The derivatives are not SFAS 133 designated hedges. They are carried at fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

Divisional Equity

Divisional equity includes the historical investments and advances from VAI, including net transfers to/from VAI, third party liabilities paid on behalf of Varian Semiconductor by VAI, amounts due to affiliates related to purchases, amounts due to/from VAI for services and other charges, and predistribution earnings (losses) of Varian Semiconductor.

Cash and Cash Equivalents

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with an original purchase maturity of three months or less to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short maturities of those financial instruments.

Concentration of Risk

Financial instruments that potentially expose Varian Semiconductor to concentrations of credit risk consist principally of trade accounts receivable, cash investments and forward exchange contracts. As Varian Semiconductor has sold over half of its systems to its ten largest customers in recent fiscal years, its trade accounts receivable is primarily comprised of these respective customers. However, the concentration of credit risk is limited due to the fact that the customer base is dispersed among many geographic regions and is comprised of mainly larger multi-national companies. Varian Semiconductor performs ongoing credit

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

evaluations of its customers and generally does not require collateral from its customers. One customer had amounts owed to Varian Semiconductor amounting to 15% and 14% of the total accounts receivable balance as of September 28, 2001 and September 29, 2000, respectively.

During fiscal years 2001 and 2000, no one customer accounted for 10% or more of Varian Semiconductor's revenue. In fiscal year 1999, revenue from two customers accounted for 12% and 10% of Varian Semiconductor's revenue.

International sales accounted for 71%, 73%, and 59% of Varian Semiconductor's revenues in fiscal years 2001, 2000, and 1999, respectively, and specifically, sales to the Asia-Pacific region have accounted for a substantial portion of these revenues. Sales to the Asia-Pacific region accounted for 50%, 53%, and 39% of revenues in fiscal years 2001, 2000, and 1999, respectively. Because Varian Semiconductor relies on sales to customers in the Asia-Pacific region for a substantial portion of its revenues, its business is very likely to be adversely impacted by economic downturns and instability in this area. In 1999, Varian Semiconductor's business was harmed by banking and currency problems in some Asian countries.

Varian Semiconductor maintains cash investments primarily in U.S. Treasury, government agency securities, and investment quality municipal securities as well as short-term time deposits with investment grade financial institutions. Approximately 95% of cash and cash equivalents are invested with six financial institutions. Varian Semiconductor also places forward, foreign exchange contracts with investment grade financial institutions in order to minimize currency risk exposure.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method (see "Change in Accounting Principle" immediately below).

Change In Inventory Accounting Principle

During the first quarter of fiscal year 2001, Varian Semiconductor changed its method of valuing domestic inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. Prior to the spin-off to shareholders on April 2, 1999, Varian Semiconductor had operated as a division of Varian Associates, Inc., and had been required to conform to the parent company's LIFO method of valuing domestic inventory. Varian Semiconductor experienced declining materials costs and anticipated lower material unit costs in the foreseeable future through value engineering. Therefore, Varian Semiconductor believed the FIFO method was preferable since it would more appropriately match revenues and expenses. Additionally, the adoption of the FIFO method by Varian Semiconductor allows more readily comparable financial results with its principal competitors and other companies in the broader semiconductor industry segment that all use the FIFO method. Varian Semiconductor applied this change retroactively by restating the financial statements as required by Accounting Principles Board Opinion No. 20, "Accounting Changes", which resulted in an increase to net income per diluted share for fiscal year 2000 of $0.03, an increase in retained earnings of $14.2 million, an increase in inventory of $22.5 million and a decrease in deferred taxes of $8.3 million at September 29, 2000.

Varian Semiconductor's inventories include high technology parts and components that may be specialized in nature or subject to rapid technological obsolescence. While Varian Semiconductor has programs to minimize the required inventories on hand and considers technological obsolescence in estimating the required allowance to reduce recorded amounts to net realizable values, such estimates could change in the future.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed in the period the cost is incurred. Plant and equipment are depreciated over their estimated

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

useful lives using the straight-line method for financial reporting purposes. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is less. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals are included in income from continuing operations.

Goodwill and Other Long-Lived Assets

Included in other assets at September 28, 2001 and September 29, 2000 is goodwill of $13.9 million and $15.7 million, respectively (net of accumulated amortization of $5.4 million and $3.8 million, respectively). Also included in other assets at September 29, 2000 is other intangible assets of $0.2 million (net of accumulated amortization of $19.5 million). As of September 28, 2001, all other intangible assets were fully amortized.

Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets and goodwill related to those assets may not be recoverable, Varian Semiconductor estimates the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the future cash flows is less than the carrying amount of those assets, Varian Semiconductor recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Reclassifications

Certain amounts from prior year financial statements have been reclassified to conform to current year presentation.

Environmental Liabilities

Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or Varian Semiconductor's commitment to a formal plan of action. In situations where the various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate then future costs, the lower limit of an estimated range is accrued on a non-discounted basis. All other liabilities which are generally where, Varian Semiconductor has general sufficient knowledge to be able to better estimate the scope of costs and future activities are accrued on a discounted basis.

Taxes on Income

Varian Semiconductor uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Varian Semiconductor has not provided for possible U.S. taxes on the undistributed income of foreign subsidiaries that is considered to be reinvested indefinitely. At September 28, 2001 and September 29, 2000, such undistributed foreign income was approximately $10.4 million and $7.7 million, respectively.

Accounting for Stock-Based Compensation

Varian Semiconductor applies the pro forma disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, Varian Semiconductor applies APB Opinion 25 and related interpretations in

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

accounting for its stock compensation plans. Therefore, no compensation expense is recorded for options granted to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the underlying common stock at grant date.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for Varian Semiconductor in fiscal year 2003. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively.

Varian Semiconductor does not expect the adoption of the above mentioned pronouncements to have a material impact on Varian Semiconductor's consolidated financial statements.

Note 3. Computation of Net Income (Loss) Per Share

Varian Semiconductor calculates income (loss) per share in accordance with SFAS 128, "Earnings per Share." Basic income (loss) per share is calculated based on net income (loss) and the weighted-average number of shares outstanding during the reporting period. The weighted-average number of shares outstanding on and before April 2, 1999 was assumed to be the number of shares outstanding on April 2, 1999, immediately following the spin-off. Diluted income per share includes additional dilution from stock issuable pursuant to the exercise of stock options outstanding. For purposes of the diluted income per share calculation, the additional shares issuable upon exercise of stock options were determined using the treasury stock method based on the number of replacement options issuable immediately following the spin-off.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

A reconciliation of the numerator and denominator used in the income (loss) per share calculations is presented as follows:

                                                          Fiscal Year
                                                   --------------------------
                                                    2001      2000     1999
                                                   -------  -------- --------
                                                            Restated Restated
                                                    (Dollars in thousands,
                                                          except per
                                                          share data)
Numerator:
Income (loss) before cumulative effect of change
 in accounting principle.......................... $64,682  $99,867  $(11,357)
Cumulative effect of change in accounting
 principle, net of tax............................ (27,038)     --        --
                                                   -------  -------  --------
Net income (loss)................................. $37,644  $99,867  $(11,357)
                                                   =======  =======  ========
Denominator:
Denominator for basic income (loss) per share--
Weighted average shares outstanding...............  32,275   31,375    30,428
Effect of dilutive securities:
Stock options.....................................   1,734    2,306       --
                                                   -------  -------  --------
Denominator for diluted income (loss) per share...  34,009   33,681    30,428
                                                   =======  =======  ========
Income (loss) per share before cumulative effect
 of change in accounting principle--basic.........   $2.00    $3.18    $(0.37)
Income (loss) per share before cumulative effect
 of change in accounting principle--diluted.......   $1.90    $2.97    $(0.37)
Cumulative effect of change in accounting
 principle--basic.................................  $(0.84)     --        --
Cumulative effect of change in accounting
 principle--diluted...............................  $(0.80)     --        --
Net income (loss) per share--basic................   $1.16    $3.18    $(0.37)
Net income (loss) per share--diluted..............   $1.10    $2.97    $(0.37)

For fiscal year 2001, options to purchase 0.7 million common shares at a weighted average exercise price of $51.85 (an exercise price that exceeded the market value of the underling common stock) were excluded from the computation of diluted earnings per share. For fiscal year 2000, options to purchase 0.5 million common shares at a weighted average exercise price of $53.29 (an exercise price that exceeded the market value of the underling common stock) were excluded from the computation of diluted earnings per share. As Varian Semiconductor was in a net loss position, potential common shares in the form of stock options were excluded from the computation of diluted loss per share for the year ended October 1, 1999 as their effect was anti-dilutive.

Note 4. Accounts Receivable

Accounts receivable consist of the following:

                                                     September 28, September 29,
                                                         2001          2000
                                                     ------------- -------------
                                                       (Dollars in thousands)
   Billed receivables...............................    $92,348      $185,352
   Allowance for doubtful accounts..................     (6,893)       (2,956)
                                                        -------      --------
   Accounts receivable, net.........................    $85,455      $182,396
                                                        =======      ========

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Note 5. Inventories

The components of inventories are as follows:

                                                                2001     2000
                                                              -------- --------
                                                                       Restated
                                                                 (Dollars in
                                                                 thousands)
   Raw materials and parts...................................  $32,002  $75,197
   Work in process...........................................   13,775   46,702
   Finished goods............................................   69,912   26,335
                                                              -------- --------
     Total inventories....................................... $115,689 $148,234
                                                              ======== ========

Note 6. Property, Plant and Equipment

The components of property, plant, and equipment are as follows:

                                                      Useful
                                                       Life    2001      2000
                                                      ------ --------  --------
                                                                (Dollars in
                                                                thousands)
   Land and land improvement.........................   --     $2,470    $2,470
   Building.......................................... 20-40    33,187    32,025
   Machinery and equipment...........................   2-7    76,605    68,553
   Construction in progress..........................   --      1,375     1,476
                                                             --------  --------
   Property, plant, and equipment, gross.............        $113,637  $104,524
   Accumulated depreciation..........................         (67,349)  (60,769)
                                                             --------  --------
   Property, plant and equipment, net................         $46,288   $43,755
                                                             ========  ========

Depreciation expense was $11.9 million, $10.5 million, and $9.7 million for fiscal years 2001, 2000, and 1999, respectively. The cost and accumulated depreciation for machinery and equipment held under capital leases were $2.9 million and $1.2 million, respectively as of September 28, 2001. The cost and accumulated depreciation for machinery and equipment held under capital leases were $2.5 million and $1.4 million, respectively, as of September 29, 2000. Assets acquired under capital leases were $0.6 million in fiscal year 2001, $0.9 million in fiscal year 2000, and $0.9 million in fiscal 1999.

Note 7. Loans Payable

As of September 28, 2001, Varian Semiconductor's subsidiary in Japan had three loans outstanding with three different financial institutions. Maximum available borrowings on each of the three loans were as follows:
(Yen) 590,000,000 ($5.0 million at September 28, 2001), (Yen) 500,000,000 ($4.2 million at September 28, 2001), and (Yen) 700,000,000 ($6.0 million at September 28, 2001). The loans are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. Interest rates range from the short-term prime rate to the Tokyo interbank offered rate + 1.75% (approximately 1.38% to 1.83% at September 28, 2001). The loans mature every 30 to 90 days and are normally rolled over into new 30 to 90 day loans upon maturity. Total outstanding borrowings at September 28, 2001 were (Yen) 1,790,000,000, or $15.2 million.

Varian Semiconductor also has borrowing capacity in Europe and Taiwan. In February 2001, Varian Semiconductor's subsidiary in the Netherlands closed a one year credit facility which includes a $5.5 million note and Euro 2.5 million of overdraft protection. Interest accrues at LIBOR + 1.5% on the note and at Euro base rate + 1.5% on the overdraft portion. In July 2001, Varian Semiconductor's subsidiary in Taiwan closed a

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

$1.0 million note. The note accrues interest at the local base rate + 1.3% and is payable on demand. Both credit facilities, in the Netherlands and Taiwan, are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of September 28, 2001 on either loan.

As of September 29, 2000, Varian Semiconductor had one 90 day loan outstanding, with a balance of (Yen)590,000,000 ($5.5 million at September 29, 2000). The loan was unsecured, and contained no restrictive covenants, although it was guaranteed by Varian Semiconductor. The interest rate was 2.15% per year as of September 29, 2000.

In May, 2000, Varian Semiconductor closed on a $75.0 million unsecured three-year Revolving Credit Facility (the "Credit Facility"), comprised of a $15.0 million, 364-day facility and a $60.0 million, 3-year facility. The purpose of this facility was to provide funds for working capital and for general corporate purposes. Borrowings were limited to the lesser of $75.0 million or the sum of a percentage of certain eligible receivables and inventory, and bore interest at LIBOR or a defined bank rate approximating prime, plus an applicable margin. The facility contained certain financial and other restrictive covenants, including maintaining a leverage ratio, fixed charge ratio and quick ratio within defined limits, capital expenditures within defined ranges, and maintaining profitable operations. During October 2001, the Credit Facility was terminated by Varian Semiconductor in that the Credit Facility was never utilized and that borrowings were not anticipated in the foreseeable future. Varian Semiconductor determined that fees associated with maintaining the Credit Facility were unnecessary considering the current economic downturn and Varian Semiconductor's current cash position.

Note 8. Accrued Expenses

   The components of accrued expenses are as follows:

                                                           2001        2000
                                                        ----------- -----------
                                                        (Dollars in thousands)
   Payroll and employee benefits.......................     $22,513     $19,520
   Income taxes payable................................       2,900       3,403
   Estimated loss contingencies........................       8,234      10,196
   Other...............................................       9,502      22,750
                                                        ----------- -----------
   Total accrued expenses..............................     $43,149     $55,869
                                                        =========== ===========

Note 9. Long-Term Accrued Expenses

Long-term accrued expenses are comprised of accruals for environmental costs not expected to be expended within the next year. The current portion is recorded within accrued expenses.

Note 10. Forward Exchange Contracts

As a multinational company, Varian Semiconductor faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as Varian Semiconductor's business practices evolve and could have a material adverse impact on Varian Semiconductor's financial results. Historically, Varian Semiconductor's primary exposures have resulted from non-U.S. dollar denominated sales and purchases in Europe and the Asia-Pacific region.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

At the present time, Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar denominated currencies. Varian Semiconductor does not enter into forward exchange contracts for trading purposes. Varian Semiconductor's forward exchange contracts generally range from one to two months in original maturity. No forward exchange contract has an original maturity greater than one year.

Forward exchange contracts outstanding as of September 28, 2001 are summarized as follows (dollars in thousands):

                                                      Notional Contract  Fair
                                                       Value     Rate    Value
                                                      -------- -------- -------
   Foreign currency purchase contracts:
     Euro............................................  $7,297    1.1025  $7,424
     Korean Won......................................   1,378  1,283.30   1,355
     New Taiwan Dollar...............................     187     34.51     187
     British Pound...................................     116    0.6906     118
                                                      -------           -------
       Total foreign currency purchase contracts.....   8,978             9,084
   Foreign currency sell contracts:
     Japanese Yen....................................  $3,427    118.76  $3,459
     Euro............................................   1,338    1.0811   1,334
     Korean Won......................................   1,055  1,293.91   1,046
     Israeli Shekel..................................     782    4.2730     766
     New Taiwan Dollar...............................     198     34.98     201
                                                      -------           -------
       Total foreign currency sell contracts.........   6,800             6,806
                                                      -------           -------
       Total contracts............................... $15,778           $15,890
                                                      =======           =======

There were no significant unrealized gains or losses for these forward contracts as of September 28, 2001. The fair value of forward exchange contracts generally reflects the estimated amounts that Varian Semiconductor would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of Varian Semiconductor's exposure.

Note 11. Stockholders' Equity and Employee Stock Plans

Varian Semiconductor's authorized capital stock consist of 150,000,000 shares of common stock of which 30,422,792 were issued upon the spin-off and 5,000,000 shares of preferred stock, none of which is outstanding. Each holder of common stock is entitled to one vote for each share owned of record on all matters submitted to a vote of stockholders. There are no cumulative voting rights. Subject to the preferential rights of any outstanding series of preferred stock, the holders of common stock will be entitled to such dividends as may be declared by the Board of Directors.

The authorized capital stock of Varian Semiconductor include shares of preferred stock, none of which is currently issued or outstanding. Varian Semiconductor's Board of Directors is authorized to divide the preferred stock into series and, with respect to each series, to determine the preferences and rights and the qualifications, limitations or restrictions thereof, including the dividend rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, the number of shares constituting the series and the designation of such series.

On April 2, 1999, each stockholder also received one Right for each share of common stock distributed, entitling the stockholder to purchase one one-thousandth of a share of Participating Preferred Stock, par value

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

$0.001 per share, for $120.00, subject to adjustment. The Rights will be exercisable on the earlier to occur of (i) the first date of the public announcement (or such earlier or later date that the Board of Directors may determine) that a person or "group" has acquired beneficial ownership of 15% or more of the outstanding common stock of Varian Semiconductor and (ii) ten business days (or such later date as the Board of Directors may determine) following the commencement of a tender or exchange offer, as defined. The Participating Preferred Stock is designed so that each one one-thousandth of a share has economic and voting terms similar to those of one share of common stock. Each share of Participating Preferred Stock will be entitled to an aggregate dividend per share of 1,000 times the dividend declared per share of common stock and a minimum per share liquidation payment of $100. The Rights shall no longer be exercisable after April 2, 2009. The Board of Directors has reserved 50,000 shares of preferred stock for issuance upon exercise of this Right.

Effective April 2, 1999, Varian Semiconductor adopted the Omnibus Stock Plan (the "Plan") under which shares of common stock can be issued to officers, directors, consultants and key employees. The maximum number of shares of Varian Semiconductor common stock available for awards under the plan is 6,000,000 plus such number of shares as are granted in substitution for other options in connection with the Distribution.

The Compensation Committee of Varian Semiconductor's Board of Directors administers the Plan. The exercise price for stock options granted under the Plan typically will not be less than 100% of the fair market value on the date of the grant. Options granted are exercisable at the times and on the terms established by the Compensation Committee, but not later than 10 years after the date of the grant. Options granted are generally exercisable in cumulative installments of one-third each year commencing one year following the date of the grant. When certain non-qualified stock options are exercised by domestic employees and Directors, Varian Semiconductor generally receives a tax deduction to the extent that the fair market value of the stock option upon exercise exceeds the option price. In fiscal year 2000, Varian Semiconductor recorded $1.0 million of compensation expense.

In connection with the spin-off, certain holders of options to purchase shares of VAI common stock received replacement options from Varian Semiconductor to purchase shares of Varian Semiconductor's common stock. Effective April 2, 1999, Varian Semiconductor granted such replacement options to purchase an aggregate of 3,537,216 shares of its common stock at a weighted average exercise price of $14.11 per share. Of these options, options to purchase an aggregate of 2,587,697 shares were fully vested and exercisable. The replacement stock options have the same exercise price to fair market value ratio, vest over the same vesting periods, typically three years, and have the same expiration dates as the original VAI stock options.

During the first quarter of fiscal year 2001, Varian Semiconductor's Board of Directors authorized the repurchase of up to 2,000,000 shares of Varian Semiconductor's common stock from time to time on the open market or in privately negotiated transactions. Varian Semiconductor has not repurchased any stock to date.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

At September 28, 2001, options with respect to 6,419,099 shares were outstanding.

                        Option Activity Under the Plan:

                                                                Weighted Average
                                                        Shares   Exercise Price
                                                        ------  ----------------
                                                         (In thousands, except
                                                          per share amounts)
   Outstanding as at April 2, 1999.....................  3,537       $14.11
   Granted.............................................  3,088       $11.95
   Exercised...........................................    (52)      $12.38
   Cancelled or expired................................   (255)      $12.05
                                                        ------       ------
   Outstanding at October 1, 1999......................  6,318       $13.15
                                                        ------       ------
   Shares exercisable at October 1, 1999...............  2,938       $13.56
                                                        ------       ------
   Granted.............................................    828       $49.65
   Exercised........................................... (1,606)      $13.01
   Cancelled or expired................................   (160)      $16.26
                                                        ------       ------
   Outstanding at September 29, 2000...................  5,380       $18.68
                                                        ------       ------
   Shares exercisable at September 29, 2000............  2,801       $13.70
                                                        ------       ------
   Granted.............................................  1,817       $25.76
   Exercised...........................................   (547)      $13.14
   Cancelled or expired................................   (231)      $30.34
                                                        ------       ------
   Outstanding at September 28, 2001...................  6,419       $20.78
                                                        ------       ------
   Shares exercisable at September 28, 2001............  3,597       $16.67
                                                        ======       ======

The following tables summarize information concerning outstanding and exercisable options under the Plan at the end of fiscal year 2001:

                                      Options Outstanding             Options Exercisable
                            --------------------------------------- -----------------------
                                              Weighted
                                               Average     Weighted                Weighted
                                Number        Remaining    Average      Number     Average
                             Outstanding     Contractual   Exercise  Exercisable   Exercise
   Range of                 (in thousands) Life (in years)  Price   (in thousands)  Price
   Exercise Prices          -------------- --------------- -------- -------------- --------
   $5.03--$10.80...........      122.0           2.6        $10.19       122.0      $10.19
   $10.84--$11.74..........    2,341.2           7.5        $11.72     1,644.5      $11.72
   $12.08--$14.59..........      764.9           4.7        $14.37       729.9      $14.48
   $15.64--$35.00..........    2,536.0           8.5        $23.39       847.2      $18.21
   $36.49--$69.00..........      655.0           8.6        $52.48       253.3      $53.02
                               -------                                 -------
     Total.................    6,419.1           7.6        $20.78     3,596.9      $16.67
                               =======                                 =======

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

If Varian Semiconductor had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No 123, the net income and net income per diluted share for fiscal years ended September 28, 2001 and September 29, 2000 would have been reduced, and the net loss and net loss per share for fiscal year ended October 1, 1999 would have been increased to the pro forma amounts shown below:

                                                      2001     2000     1999
                                                     ------- -------- --------
                                                             Restated Restated
                                                       (In thousands except
                                                        per share amounts)
   Net income (loss)................................ $21,690 $95,234  $(11,162)
   Net income (loss) per share:
     Basic..........................................   $0.67   $3.04    $(0.37)
     Diluted........................................   $0.64   $2.83    $(0.37)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

                                                               2001  2000  1999
                                                               ----  ----  ----
   Expected life (in years)................................... 6.0   6.0   6.0
   Expected volatility........................................ 100%   80%   60%
   Risk-free interest rate.................................... 5.1%  6.5%  5.5%
   Expected dividend yield.................................... 0.0%  0.0%  0.0%

The weighted average estimated fair value of stock options granted during the fiscal years ended September 28, 2001 and September 29, 2000, and for the six month period ended October 1, 1999, was $21.42 per share, $38.35 per share and $7.29 per share, respectively. The presentation of proforma net earnings and net earnings per share does not include the effects of options granted prior to April 2, 1999, and accordingly, is not representative of future pro forma calculations.

Note 12. Retirement Plans

Varian Semiconductor has a defined contribution retirement plan covering substantially all of its U.S. employees. Varian Semiconductor's major obligation is to contribute an amount based on a percentage of each participant's base pay. Participants are entitled, upon termination or retirement, to their portion of the retirement fund assets, which are held by a third-party custodian. In addition, a number of Varian Semiconductor's foreign subsidiaries have defined contribution and defined benefit retirement plans for eligible employees. In fiscal years ended 2001, 2000 and 1999, pension expense comprises an allocation in respect of Company employees under the VAI-sponsored defined contribution plan as well as pension expense in respect of Company employees of the Varian Semiconductor administered plan, totaling $4.6 million, $3.2 million and $2.8 million, respectively.

Effective April 2, 1999, Varian Semiconductor assumed responsibility for all of the retirement plans for active employees of Varian Semiconductor; the responsibility for all others, principally retirees of VAI, remained with VAI and subsequently VMS. An allocation of assets and liabilities for foreign pension, post-employment, and post-retirement benefits, which are not material to Varian Semiconductor's financial statements, has been included in these combined financial statements.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Note 13. Income Taxes

Provision (benefit) for income taxes:

                                                     2001      2000      1999
                                                    -------  --------  --------
                                                             Restated  Restated
                                                     (Dollars in thousands)
   Current
     U.S. federal.................................. $33,460  $23,607   $(9,368)
     State.........................................   1,169    1,811      (515)
     Foreign.......................................   5,664    8,011     4,895
                                                    -------  -------   -------
       Total current...............................  40,293   33,429    (4,988)
   Deferred
     U.S. federal..................................  (8,570)  14,940     1,696
     State.........................................     (25)   1,354       106
     Foreign.......................................     161     (651)      --
                                                    -------  -------   -------
       Total deferred..............................  (8,434)  15,643     1,802
                                                    -------  -------   -------
   Provision (benefit) for income taxes............ $31,859  $49,072   $(3,186)
                                                    =======  =======   =======

The total pre-tax operating income (loss) consists of the following:

                                                       2001     2000     1999
                                                      ------- -------- --------
                                                              Restated Restated
                                                       (Dollars in thousands)
   U.S. ............................................. $84,185 $129,363 $(27,557)
   Foreign...........................................  12,356   19,576   13,014
                                                      ------- -------- --------
     Total........................................... $96,541 $148,939 $(14,543)
                                                      ======= ======== ========

The effective tax (benefit) rate on income (loss) before taxes differs from the U.S. federal statutory tax rate as a result of the following:

                                                      2001     2000     1999
                                                     ------  -------- --------
                                                             Restated Restated
                                                          (Percentages)
   Tax (benefit) at U.S. statutory rate.............   35.0     35.0    (35.0)
   State taxes, net.................................    0.8      1.4     (2.6)
   Foreign sales corporation........................   (2.6)    (3.3)     --
   Benefit of tax credits...........................   (1.8)    (0.5)    (1.0)
   Foreign tax differential and net U.S. tax on
    foreign income..................................    1.4     (0.2)     0.1
   Pre Distribution unbenefited losses..............     --       --     12.2
   Other items......................................    0.2      0.5      4.4
                                                     ------   ------  -------
     Effective tax rate--expense (benefit)..........   33.0     32.9    (21.9)
                                                     ======   ======  =======

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

At the components of the deferred tax assets and liabilities were as follows:

                                                     2001      2000      1999
                                                    -------  --------  --------
                                                             Restated  Restated
                                                     (Dollars in thousands)
   Deferred tax assets:
     Inventory reserves............................ $19,840   $8,718    $3,734
     Product warranty..............................   5,501    7,676     4,404
     Deferred income...............................   3,745    3,908     1,459
     Accrued vacation and other compensation.......   3,789    3,312     1,430
     Special provisions............................   1,631    2,203    12,669
     Bad debt reserve..............................   2,321      970     2,321
     Other items...................................   1,035    1,937     1,978
                                                    -------  -------   -------
       Total deferred tax assets...................  37,862   28,724    27,995
   Deferred tax liabilities:
     Deferred revenue..............................  (2,478) (18,010)      --
     Depreciable assets............................  (2,264)  (2,167)   (1,802)
     Other items...................................     (10)    (228)      --
                                                    -------  -------   -------
       Total deferred tax liabilities..............  (4,752) (20,405)   (1,802)
                                                    -------  -------   -------
   Net deferred tax asset.......................... $33,110   $8,319   $26,193
                                                    =======  =======   =======

Prior to April 2, 1999, Varian Semiconductor's financial results historically were included in VAI's consolidated U.S. and state income tax returns and in tax returns of certain VAI foreign subsidiaries. During those pre-spin periods, except for the utilization of foreign tax credits, the provision for income taxes in Varian Semiconductor's combined financial statements had been determined on a separate-return basis, under which Varian Semiconductor's provision for income taxes comprised its estimated tax liability and the change in its deferred income taxes. Foreign tax credits were benefited to the extent they were utilized in VAI's consolidated tax returns. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Income taxes paid on behalf of Varian Semiconductor by VAI are included in divisional equity for the six months of fiscal year 1999 ending on April 2, 1999. In fiscals years 2001 and 2000, tax deductions associated with certain exercises of stock options resulted in a tax benefit recorded to equity of $5.4 million and $21.9 million, respectively.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Note 14. Lease Commitments

Varian Semiconductor leases various types of warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable capital and operating leases are as follows:

                                                        Capital      Operating
   Fiscal Year                                           Leases        Leases
   -----------                                         ----------   ------------
                                                       (Amounts in thousands)
   2002...............................................       $661         $3,748
   2003...............................................        377          2,911
   2004...............................................        313          1,934
   2005...............................................        330          1,067
   2006...............................................         28          1,065
   Thereafter.........................................         --          5,797
                                                       ----------    -----------
   Total minimum lease payments.......................      1,709        $16,522
                                                                     ===========
   Less: amounts representing interest................       (142)
                                                       ----------
   Present value of net minimum lease payments........     $1,567
                                                       ==========

The short-term capital lease obligation of $.7 million is included under notes payable and other short-term borrowings and the long-term obligation of $1.0 million is included under long-term accruals on the balance sheet. Rental expense for fiscal years 2001, 2000, and 1999, in millions, was $3.4, $2.6, and $2.3, respectively. As of September 28, 2001, Varian Semiconductor also has a standby letter of credit outstanding for $2.8 million as a guarantee for a leased facility.

Note 15. Contingencies

Varian Semiconductor is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Varian Semiconductor.

Environmental Remediation

VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under CERCLA, at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI's sale of its Electron Devices business during fiscal year 1995, and the sale of its TFS business during fiscal year 1997). Expenditures by VMS (as successor to VAI) for environmental investigation and remediation amounted to $4.1 million in fiscal year 2001, $5.9 million in fiscal year 2000, and $2.7 million in fiscal year 1999.

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of September 28, 2001, VMS nonetheless estimated that the future exposure for environmental investigation and remediation costs for these sites and facilities ranged in the aggregate from $8.3 million to $23.4 million. The time frame over which these costs are expected to be incurred varies with each site or facility, ranging up to approximately 30 years as of September 28, 2001. Management of VMS believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore VMS has accrued $8.3 million in estimated environmental costs as of September 28, 2001.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

As to other sites and facilities, VMS has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of September 28, 2001, VMS estimated that the future exposure for environmental investigation and remediation costs for these sites and facilities ranged in the aggregate from $34.7 million to $73.8 million. The time frame over which VMS expects to incur these costs varies with each site and facility, ranging up to approximately 30 years as of September 28, 2001. As to each of these sites and facilities, management of VMS determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $41.1 million at September 28, 2001. VMS accordingly accrued $27.4 million, which represents its best estimate of the future costs discounted at 7%, net of inflation. This reserve is in addition to the $8.3 million described in the preceding paragraph.

Under the Distribution Related Agreements, Varian Semiconductor has agreed to indemnify VMS and VI for one-third of these environmental investigation and remediation costs, as adjusted for insurance proceeds in respect of these environmental costs and for the tax benefits expected to be realized by VMS upon the payment of Varian Semiconductor's protection of these environmental costs.

As of September 28, 2001, Varian Semiconductor's reserve for its portion of environmental liabilities, based upon future environmental related costs estimated by VMS as of that date and included in long-term and current accrued expenses, is calculated as follows:

                                                            Non-       Total
                                                Recurring Recurring Anticipated
Year                                              Costs     Costs   Future Costs
----                                            --------- --------- ------------
                                                     (Dollars in millions)
2002...........................................   $0.6      $0.8        $1.4
2003...........................................    0.3       0.9         1.2
2004...........................................    0.3       0.1         0.4
2005...........................................    0.3       0.4         0.7
2006...........................................    0.3       0.0         0.3
Thereafter.....................................    5.1       1.2         6.3
                                                  ----      ----        ----
Total costs....................................   $6.9      $3.4        10.3
Less imputed interest..........................                          2.8
                                                                        ----
Reserve amount.................................                         $7.5
                                                                        ====

The current portion of the reserve is $1.3 million. The long-term portion of the reserve is $6.2 million, which is included in other liabilities.

The amounts set forth in the foregoing table are only estimates of anticipated future environmental related costs, and the amounts actually spent in the years indicated may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites where VMS is undertaking such investigation and remediation activities. VMS believes that most of these cost ranges will narrow as investigation and remediation activities progress. Varian Semiconductor believes that its reserves are adequate, but as the scope of the obligations becomes more clearly defined, these reserves may be modified and related charges against income may be made.

Although any ultimate liability arising from environmental related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to Varian Semiconductor's financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

environmental related events, Varian Semiconductor's management believes that the costs of these environmental related matters are not reasonably likely to have a material adverse effect on the combined financial statements of Varian Semiconductor.

Varian Semiconductor evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies where Varian Semiconductor believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements with respect to these lawsuits in prior years. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of Varian Semiconductor's past and future environmental related expenditures. Varian Semiconductor therefore has a receivable of $1.3 million in other assets at September 28, 2001, as its portion of the insurance recoveries. Although VMS intends to aggressively pursue additional insurance recoveries, Varian Semiconductor has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

Legal Proceedings

In June 1997, Applied Materials filed a civil action against VAI in the U.S. District Court for the Northern District of California alleging infringement of four patents relating to sputter coating systems. Applied Materials contended that its patents were infringed by the M2i, MB2TM and InovaTM systems that were manufactured and sold by TFS prior to VAI's sale of TFS to Novellus in June 1997. The complaint requested unspecified money damages and an injunction prohibiting further infringement and requested that any damages awarded be increased up to three-fold for VAI's and Novellus' alleged willful infringement. Novellus was subsequently added as a defendant in this action and, as part of the sale of TFS, VAI agreed to indemnify Novellus for certain damages it may suffer as a result of such litigation and to reimburse Novellus for up to $7.5 million of its litigation expenses. VAI's answer denied infringement and asserted that the Applied Materials patents were invalid and that one of the asserted patents was unenforceable. VAI also filed a separate suit seeking damages and injunctive relief against Applied Materials contending that certain of Applied Material's business practices violated antitrust laws. That action was procedurally related to the infringement case and was pending before the same judge. Novellus filed a complaint against Applied Materials which included a claim that Applied Materials had infringed three of the patents acquired by Novellus from Varian Semiconductor.

In September 2000, Varian Semiconductor and Applied Materials settled their patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, Varian Semiconductor recorded a gain of $16.0 million ($10.8 million after taxes) relating to this litigation settlement. Varian Semiconductor maintains a provision to cover any residual indemnification obligations described above. Included in current liabilities and classified as an estimated loss contingency was $2.7 million and $3.0 million, as of September 28, 2001 and September 29, 2000, respectively.

In fiscal year 1999 Varian Semiconductor settled with Novellus, through arbitration, a dispute regarding the valuation of assets of TFS. Varian Semiconductor recorded other income of $2.0 million relating to the difference between the actual settlement amount of $4.8 million and the estimated accrual.

During the second quarter of fiscal year 2000, Varian Semiconductor recorded other income of $2.7 million, (equivalent to $1.8 million after tax or $0.05 per diluted share) resulting from payment to resolve a dispute relating to the acquisition of a product line which occurred in a prior fiscal year.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Varian Semiconductor has agreed to indemnify VMS and IB for any costs, liabilities or expenses relating to Varian Semiconductor's legal proceedings, including the Applied Materials matters. Under the Distribution Related Agreements, Varian Semiconductor has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS.

In October 1993, VAI, on behalf of the SEB, filed a patent infringement complaint against Lam Research Corporation ("Lam") relating to certain product technologies developed by Varian Semiconductor. While Varian Semiconductor believes that there are significant license fees owed by Lam for the alleged use of Varian Semiconductor's intellectual property; there is no assurance that Varian Semiconductor will prevail in this matter. Management intends to aggressively defend its intellectual property rights.

Varian Semiconductor's operations are subject to various foreign, federal, state and/or local laws relating to the protection of the environment. These include laws regarding discharges into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. In addition, several countries are reviewing proposed regulations that would require manufacturers to dispose of their products at the end of a product's useful life. These laws have the effect of increasing costs and potential liabilities associated with the conduct of certain operations.

Note 16. Restructuring

Varian Semiconductor recognized $1.9 million in restructuring costs for fiscal year 2001, of which $0.9 million was recognized in the second quarter and $1.0 million was recognized in the third quarter. The restructuring charges primarily reflect the termination costs for a total reduction in force of 530 employees (approximately 28% of worldwide employment). All termination costs associated with the restructuring were paid during 2001.

During the second quarter of fiscal year 1999, Varian Semiconductor recognized pretax restructuring charges of $2.7 million from actions taken primarily in response to the downturn in the semiconductor equipment industry. The restructuring costs of $2.7 million included $1.4 million of lease abandonment and other exit costs resulting from the cancellation of plans for expansion of manufacturing facilities in the U.S. and Japan and $1.3 million to cover termination costs for a reduction in workforce of 69 employees (approximately 5% of Varian Semiconductor's worldwide employment). All termination costs associated with the restructuring were paid during 2000 and 1999.

Note 17. Other Transactions with Affiliates

Purchases from IB for fiscal year 1999 for the period prior to the spin-off were $1.9 million.

Prior to the spin-off, VAI used a centralized cash management system to finance its operations. Cash deposits from most of Varian Semiconductor's businesses were transferred to VAI on a daily basis, and VAI funded Varian Semiconductor's required disbursements. No interest had been charged or credited to Varian Semiconductor for these transactions.

VAI also provided certain centralized services (Note 1) to Varian Semiconductor prior to the spin-off. Cost allocations relating to these centralized services were $7.7 million in fiscal year 1999 and are included in operating expenses in the consolidated statements of operations. Pursuant to the Distribution Related Agreements, Varian Semiconductor received services from VMS (as successor to VAI), principally information technology services, for a defined period of time. For the periods subsequent to the spin-off, in fiscal years 2001, 2000 and 1999, Varian Semiconductor incurred expenses charged by VMS of $3.0 million, $2.4 million and $3.9 million, respectively, for these services.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Net transfers to or from VAI, included in Divisional Equity, include advances and loans from affiliates, net cash transfers to or from VAI, third party liabilities paid on behalf of Varian Semiconductor by VAI, amounts due to affiliates related to purchases, amounts due to or from VAI for services and other charges, and income taxes paid on behalf of Varian Semiconductor by VAI.

The activity in net transfers from VAI for fiscal year 1999 included in divisional equity in the combined statements of divisional equity is summarized as follows:

                                                                   1999
                                                           ---------------------
                                                           (Dollars in millions)
   VAI services and other charges........................           $7.7
   Cash transfers, net...................................           95.0
                                                                  ------
   Net transfers from VAI................................         $102.7
                                                                  ======

The Distribution Related Agreements provide that, from and after the spin-off, VAI, IB, and Varian Semiconductor will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VAI and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VAI, IB, and Varian Semiconductor; the Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll, and pension liabilities) in accordance with their terms.

Note 18. Related Party Transaction

Varian Semiconductor's Chairman and Chief Executive Officer ("Officer") has a $0.5 million promissory note with Varian Semiconductor in connection with his recruitment and related relocation upon joining Varian Semiconductor in fiscal year 1991. The note was issued in order for the Officer to purchase a principal residence ("Property") and bears interest based upon the Property's appreciation, as computed, or 8.5% per annum, whichever is less. The principal and related interest is due upon the earlier of three years after the Officer's termination or retirement or 2021. Varian Semiconductor has not accrued any interest to date as the amount is undeterminable due to the Property appreciation limitation.

Note 19. Operating Segments and Geographic Information

Varian Semiconductor adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," during the fourth quarter of fiscal year 1999. SFAS 131 established standards on reporting information about operating segments in annual financial statements and also requires interim reporting of segment information. It also established standards for related disclosures about products and services.

Varian Semiconductor operates in five geographic segments and three operating segments. The reportable segments were determined based upon the nature of products and services provided, the geographic areas served and Varian Semiconductor's management structure. Varian Semiconductor has three reportable operating segments; Product Segment, Services Segment, and Research and Development Segment, which includes royalties on licensing of intellectual property. Varian Semiconductor has five reportable geographic segments, which include North America, Japan, Korea, Taiwan and the rest of the world. The accounting policies of the segments are the same as those described in "Note 2. Summary of Significant Accounting Policies." Varian Semiconductor primarily measures segment profitability based upon gross profit. Varian Semiconductor does not have the net income and asset information for the operating segments listed below. These other disclosures for reportable segments are impracticable to determine for each segment above.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Operating Segments

                                                                            Research and
                            Product Segment        Services Segment     Development Segment           Total
                         ---------------------- ---------------------- ---------------------- ----------------------
                         2001   2000     1999   2001   2000     1999   2001   2000     1999   2001   2000     1999
                         ---- -------- -------- ---- -------- -------- ---- -------- -------- ---- -------- --------
                              Restated Restated      Restated Restated      Restated Restated      Restated Restated
                              -------- --------      -------- --------      -------- --------      -------- --------
                                                            (Dollars in millions)
Revenues................ $535   $626     $206   $82    $52      $37    $15    $10      $29    $632   $688     $272
Gross profit............  189    246       53    29     15       10     15     10       29     233    271       92

                             Geographic Information

                                                         Sales to Unaffiliated
                                                               Customers
                                                         -----------------------
                                                         2001    2000     1999
                                                         ----  -------- --------
                                                               Restated Restated
                                                               -------- --------
                                                         (Dollars in millions)
   United States........................................ $623    $680     $255
   International........................................  272     244      111
   Eliminations & Other................................. (263)   (236)     (94)
                                                         ----    ----     ----
     Total.............................................. $632    $688     $272
                                                         ====    ====     ====

Total sales is based on the location of the operation furnishing goods and services. International sales based on final destination of products sold are $449.4 million, $504.2 million, and $161.0 million, in 2001, 2000, and 1999, respectively.

The following tables summarizes revenue, depreciation and amortization and total assets by reportable geographic segment.

                          North
                         America   Europe   Japan   Taiwan   Korea   Other  Consolidated
                         -------- -------- ------- -------- ------- ------- ------------
2001
Revenue................. $187,352 $130,174 $88,179 $ 82,300 $75,104 $68,870   $631,979
Depreciation and
 amortization...........   12,928      291     244       92     367      25     13,947
Total assets............  481,901   32,713  51,371    3,576  15,559   2,937    588,057
2000
Revenue (Restated)...... $183,697 $135,541 $60,831 $160,823 $73,622 $73,205   $687,719
Depreciation and
 amortization...........   11,760      267     798       82     350       7     13,264
Total assets............  392,165   59,111  55,711    5,006  18,587   3,115    533,695
1999
Revenue (Restated)...... $111,111 $ 54,374 $31,756 $ 36,879 $21,422 $16,343   $271,885
Depreciation and
 amortization...........   11,110      128     218       52     825      14     12,347
Total assets............  238,737   34,403  38,361    7,633  23,536   4,679    347,348

Note 20. Subsequent Events

Reduction in Force

During October 2001, Varian Semiconductor implemented a reduction in force, primarily in the U.S., in which Varian Semiconductor's worldwide workforce was reduced by approximately 200 employees or 12%. The reduction in force was in response to the downturn in the industry. As a result, Varian Semiconductor will recognize approximately $2.3 million in restructuring costs during the first quarter of fiscal year 2002.

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

Settlement and License Agreement

On December 19, 2001, Varian Semiconductor and Lam Research Corporation ("Lam") resolved the patent infringement litigation between the two parties that was originally filed in October 1993 and Varian Semiconductor granted Lam a license under certain patents. Additionally, all claims and counterclaims have been dismissed in accordance with the agreement. The lawsuit involved Varian Semiconductor's assertion that Lam infringed on three Varian patents that relate to the use of low pressure gas to assist in the heating and cooling of semiconductor wafers during various manufacturing processes, and Lam's denial that the patents are valid or infringed. Under the agreement, Varian Semiconductor has granted a license to Lam under the patents in return for the payment of $20.0 million with $5.0 million paid immediately in exchange for prior use of the patents and the remaining $15.0 million paid in 12 quarterly installments through fiscal year 2005 in exchange for future use of the patents. As further payment for past royalties, Lam issued to Varian Semiconductor a warrant to purchase 2,000,000 shares of Lam common stock for $21.30 per share, exercisable at any time prior to December 31, 2005.

                                                                     SCHEDULE II

                VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                For the fiscal years ended 2001, 2000, and 1999

                             (Dollars in Thousands)

                                                           Deductions
                                                --------------------------------
                          Balance at Charged to                                  Balance of
                          Beginning  Costs and                                     End of
Description               of Period   Expenses        Description        Amount    Period
-----------               ---------- ---------- ------------------------ ------- ----------
Allowance for Doubtful
 Notes & Accounts
 Receivable:
Fiscal Year Ended 2001..    $2,956     $3,940   Write-offs & Adjustments      $3   $6,893
                           =======    =======   ======================== =======  =======
Fiscal Year Ended 2000..    $2,679       $473   Write-offs & Adjustments    $196   $2,956
                           =======    =======   ======================== =======  =======
Fiscal Year Ended 1999..      $602     $2,212   Write-offs & Adjustments    $135   $2,679
                           =======    =======   ======================== =======  =======
Estimated Liability for
 Product Warranty:
Fiscal Year Ended 2001..   $28,190    $19,837   Warranty Expenditures    $27,952  $20,075
                           =======    =======   ======================== =======  =======
Fiscal Year Ended 2000..   $15,899    $30,301   Warranty Expenditures    $18,010  $28,190
                           =======    =======   ======================== =======  =======
Fiscal Year Ended 1999..   $21,435    $13,268   Warranty Expenditures    $18,804  $15,899
                           =======    =======   ======================== =======  =======