Form 10-Q
period 2001-12-28
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2002-02-08
CIK 1079023

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 28, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number: 0-25395

                 VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.
             (Exact name of Registrant as Specified in its Charter)

State or other jurisdiction of                  IRS Employer Identification No.:
Incorporation or organization:                               77-0501994
         Delaware


35 Dory Road, Gloucester, Massachusetts                       01930
(Address of principal executive offices)                   (Zip code)


                                 (978) 282-2000

              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Shares of common stock outstanding at January 30, 2002: 32,785,883.

     An index of exhibits filed with this Form 10-Q is located on page 22.

                 VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                      INDEX

ITEM                                                                       PAGE
NUMBER                                                                    NUMBER
PART I.                     FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
        Consolidated Balance Sheets at December 28, 2001 and
        September 28, 2001 .............................................     3
        Consolidated Statements of Operations for the three months
        ended December 28, 2001 and December 29, 2000...................     4
        Consolidated Statements of Cash Flows for the three months
        ended December 28, 2001 and December 29, 2000...................     5
        Notes to the Consolidated Financial Statements..................     6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................    12

Item 3. Quantitative and Qualitative Disclosures About Market Risk......    20

PART II.                       OTHER INFORMATION

Item 1. Legal Proceedings..............................................     22
Item 2. Changes in Securities and Use of Proceeds......................     22
Item 3. Defaults Upon Senior Securities................................     22
Item 4. Submission of Matters to a Vote of Security Holders............     22
Item 5. Other Information..............................................     22
Item 6. Exhibits and Reports on Form 8-K...............................     22
        Signatures.....................................................     23

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                     December 28,  September 28,
                                                        2001           2001
                                                        -----          -----
                   ASSETS

CURRENT ASSETS
Cash and cash equivalents............................     $285,214      $278,641
Accounts receivable, net.............................       52,916        85,455
Inventories, net.....................................      108,073       115,689
Deferred income taxes................................       37,125        34,899
Other current assets.................................        9,212         9,626
                                                          --------      --------
     Total current assets............................      492,540       524,310
Property, plant and equipment, net...................       45,568        46,288
Long term investment.................................       23,240             -
Other assets.........................................       17,246        17,459
                                                          --------      --------
     Total assets                                         $578,594      $588,057
                                                          ========      ========


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable and other short-term borrowings........      $12,970       $15,900
Accounts payable.....................................       17,072        19,271
Accrued expenses.....................................       51,937        43,149
Product warranty.....................................       14,646        20,075
Deferred revenue.....................................       67,021        81,137
                                                           -------      --------
     Total current liabilities.......................      163,646       179,532
Long-term accrued expenses...........................        7,118         7,292
Deferred income taxes................................        1,897         1,788
                                                           -------      --------
     Total liabilities                                     172,661       188,612

Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000,000
 shares, none issued
Common stock, par value $.01; authorized 150,000,000
 shares, issued and outstanding  32,754,377 at
 December 28, 2001 and 32,628,192 at
 September 28, 2001..................................          328           326
Capital in excess of par value.......................      237,136       235,700
Retained earnings....................................      168,469       163,419
                                                           -------      --------
     Total stockholders' equity......................      405,933       399,445
                                                          --------       -------
     Total liabilities and stockholders' equity......     $578,594      $588,057
                                                          ========      ========



         The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                 VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                      Fiscal Three Months Ended
                                                      December 28, December 29,
                                                            2001        2000
                                                            -----       -----
REVENUE

Product revenue........................................     $34,138    $195,577
Service revenue........................................      14,032      25,491
Royalty and license revenue............................      29,610       5,346
                                                            -------     -------
   Total revenue.......................................      77,780     226,414


COST OF REVENUE
Cost of product revenue................................      29,520     112,726
Cost of service revenue................................       8,177      16,142
                                                             ------     -------
   Total cost of revenue...............................      37,697     128,868

Gross profit...........................................      40,083      97,546

OPERATING COSTS AND EXPENSES
Research and development...............................      12,850      13,865
Marketing, general and administrative..................      18,948      25,274
Restructuring costs....................................       2,200           -
                                                             ------      ------
   Total operating expenses............................      33,998      39,139
                                                             ------      ------


Operating income.......................................       6,085      58,407

Interest income, net...................................       1,620       2,043
Other income, net......................................         440           -
                                                              -----       -----

Income before income taxes and cumulative effect of
   change in accounting principle......................       8,145      60,450

Provision for income taxes.............................       3,095      19,949
                                                              -----      ------
   Income before cumulative effect of change in
   accounting principle................................       5,050      40,501

Cumulative effect of change in accounting principle,
   net of tax of $15,724...............................           -     (27,038)
                                                              -----    --------
Net income.............................................      $5,050     $13,463
                                                             ======     =======
Weighted average shares outstanding-basic..............      32,690      32,092
Weighted average shares outstanding-diluted............      34,325      33,480
Income per share before cumulative effect of change
   in accounting principle-basic.......................       $0.15       $1.26

Income per share before cumulative effect of change
   in accounting principle-diluted.....................       $0.15       $1.21

Cumulative effect of change in accounting
   principle-basic.....................................           -      $(0.84)
Cumulative effect of change in accounting
   principle -- diluted................................           -      $(0.81)
Net income per share-basic.............................       $0.15       $0.42
Net income per share-diluted...........................       $0.15       $0.40

         The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                 VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      Fiscal Three Months Ended
                                                      December 28, December 29,
                                                            2001         2000
                                                            -----        -----
Cash flows from operating activities
     Net income.......................................   $5,050          $13,463
     Adjustments to reconcile net income to net cash
     provided by operating activities
           Cumulative effect of change in accounting
             principle, net of tax....................        -           27,038
           Depreciation and amortization..............    3,345            3,424
           Non-cash consideration of royalty and
             license revenue..........................  (22,800)               -
           Unrealized gain on investment..............     (440)               -
           Tax benefit from exercise of stock options.      832              142
           Deferred income taxes......................   (2,117)         (24,074)
     Changes in assets and liabilities
           Accounts receivable........................   31,042           (6,133)
           Inventories................................    7,616          (17,084)
           Other current assets.......................      412           (1,310)
           Accounts payable...........................   (2,137)           6,154
           Accrued expenses...........................    8,620           14,620
           Product warranty...........................   (5,285)           3,166
           Deferred revenue...........................  (13,919)          (1,038)
           Long term accrued expenses.................     (174)          (1,600)
           Other......................................      326              298
                                                         ------           ------
Net cash provided by operating activities.............   10,371           17,066
Cash flows from investing activities
         Purchase of property, plant and equipment....   (2,504)          (3,939)
                                                         -------          ------
Net cash used in investing activities.................   (2,504)          (3,939)
Cash flows from financing activities
     Proceeds from the issuance of common stock
     for stock option exercises.......................      606               51
     Notes payable and other short-term borrowings....   (1,650)            (572)
                                                         -------          ------
Net cash used by financing activities.................   (1,044)            (521)
Effects of exchange rates on cash.....................     (250)          (1,192)
Net increase in cash and cash equivalents.............    6,573           11,414
Cash and cash equivalents at beginning of period......  278,641          121,692
                                                        -------          -------
Cash and cash equivalents at end of period............ $285,214         $133,106
                                                       ========         ========

         The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                 VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.   Unaudited Interim Consolidated Financial Statements

These unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual report on Form 10-K filed by Varian Semiconductor Equipment Associates, Inc. ("Varian Semiconductor") with the Securities and Exchange Commission for the fiscal year ended September 28, 2001. In the opinion of Varian Semiconductor, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein (except Note 2). The results of operations for the three months ended December 28, 2001 are not necessarily indicative of the results to be expected for a full year or for any other period.

Note 2.   Description of Business and Basis of Presentation

Varian Semiconductor designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. As a leading supplier of ion implantation systems Varian Semiconductor has shipped over 3,000 systems worldwide.

Revenue Recognition

Product revenue includes established products, new products, and spare parts.

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

Royalty and license revenue is recognized when contractual obligations are met, evidence of an arrangement exists, fees are fixed or determinable and collection is reasonably assured.

Varian Semiconductor's transactions frequently include the sale of systems and services under multiple element arrangements. Revenue under these arrangements is allocated to all elements except systems based upon the fair market value of those elements. The amount allocated to installation is based upon hourly rates at the estimated time to complete the service. The fair value of all other elements is based upon the price charged when these amounts are sold separately and unaccompanied by other elements. The amount of revenue allocated to systems is done on a residual method basis. Under this method, the total value of the arrangement is allocated first to the undelivered elements based on their fair values, with the remainder being allocated to systems revenue. Installation is not essential to the functionality of the system, as these services do not alter the equipment's capabilities.

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

As a result of this change, Varian Semiconductor reported a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes," by a cumulative effect adjustment. Varian Semiconductor recorded a non-cash charge of $27.0 million (after reduction for income taxes of $15.7 million), or ($0.81) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2001. For the first quarter of fiscal year 2002, Varian Semiconductor recognized $5.7 million in revenue which is included in the cumulative effect adjustment recorded during fiscal year 2001. The effect of that revenue was to increase income by $2.7 million (net of $1.6 million of tax) for the first quarter of fiscal year 2002.

The results of the three month period ended December 29, 2000 have been adjusted to reflect the adoption of SAB101.

Reclassifications

Certain items in the prior year's financial statements have been reclassified to conform to the current presentation of the financial statements.

Note 3.   Computation of Net Income Per Share

Varian Semiconductor calculates income per share in accordance with SFAS 128, "Earnings per Share." Basic income per share is calculated based on net income and the weighted-average number of shares outstanding during the reporting period. Diluted income per share includes additional dilution from stock issuable pursuant to the exercise of the stock options outstanding. For purposes of the diluted income per share calculation, the additional shares issuable upon exercise of stock options were determined using the treasury stock method.

A reconciliation of the numerator and denominator used in the income per share calculations is presented as follows:

                                                      Fiscal Three Months Ended
                                                      December 28,  December 29,
                                                         2001          2000
                                                         ----          ----
                                                            (In thousands,
                                                      except per share amounts)

Numerator:
Income before cumulative effect of change in
    accounting principle..............................   $5,050         $40,501

Cumulative effect of change in accounting
    principle, net of tax.............................        -         (27,038)
                                                         ------         -------
Net income............................................   $5,050         $13,463
                                                         ======         =======
Denominator:
Denominator for basic income per share-
Weighted average shares outstanding...................   32,690          32,092
Effect of dilutive securities:
Stock options.........................................    1,635           1,388
                                                         ------         -------
Denominator for diluted income per share..............   34,325          33,480
                                                         ======         =======

Income per share before cumulative effect of change in
    accounting principle - basic......................   $ 0.15         $  1.26

Income per share before cumulative effect of change
    in accounting principle - diluted...................  $0.15           $1.21
Cumulative effect of change in accounting
    principle-basic.....................................      -          $(0.84)
Cumulative effect of change in accounting
    principle-diluted...................................      -          $(0.81)
Net income per share - basic............................  $0.15           $0.42
Net income per share - diluted..........................  $0.15           $0.40

For the three month period ended December 28, 2001, options to purchase 704,952 common shares, at a weighted average exercise price of $50.92, were excluded from the computation due to their exercise price exceeding the market value of the underlying common stock. For the three month period ended December 29, 2000, options to purchase 802,151 common shares, at a weighted average exercise price of $49.62, were excluded from the computation due to their exercise price exceeding the market value of the underlying common stock.

As of December 28, 2001, Varian Semiconductor had outstanding options to purchase an aggregate of 6,277,644 shares of its common stock at a weighted average price of $20.89. Of these options, options to purchase an aggregate of 3,706,911 shares at a weighted average price of $16.96 were fully vested and exercisable.

Note 4.   Inventories

The components of inventories are as follows:

                                                     December 28,  September 28,
                                                         2001          2001
                                                         ----          ----
                                                           (In thousands)

   Raw materials and parts..........................   $ 28,651     $ 32,002
   Work in process..................................     19,535       13,775
   Finished goods...................................     59,887       69,912
                                                        -------      -------
    Total inventories...............................   $108,073     $115,689
                                                       ========     ========


Note 5.   Notes Payable and Short-term Borrowings

As of December 28, 2001 and September 28, 2001, Varian Semiconductor's subsidiary in Japan had three loans outstanding with three different financial institutions. Maximum available borrowings on each of the three loans were as follows: (Y)590,000,000 ($4.6 million at December 28, 2001), (Y)500,000,000
($3.9 million at December 28, 2001), and (Y)1,000,000,000 ($7.8 million at
December 28, 2001). The loans are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. Interest rates range from the short-term prime rate to the Tokyo interbank offered rate + 1.75% (approximately 1.38% to 1.84% at December 28, 2001 and September 28,
2001). The loans mature every 30 to 90 days and are normally rolled over into new 30 to 90 day loans upon maturity. Total outstanding borrowings at December 28, 2001 were (Y)1,590,000,000, or $12.4 million, and at September 28, 2001 were
(Y)1,790,000,000, or $15.2 million.

Varian Semiconductor also has borrowing capacity in Europe and Taiwan. In February 2001, Varian Semiconductor's European subsidiary closed a one year credit facility which includes a $5.5 million note and Euro 2.5 million of overdraft protection. Interest accrues at LIBOR + 1.5% on the note and at Euro base rate + 1.5% on the overdraft portion. In July 2001, Varian Semiconductor's subsidiary in Taiwan closed a $1.0 million note. The note accrues interest at the local base rate + 1.3% and is payable on demand. Both credit facilities are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of December 28, 2001 or September 28, 2001 on either loan.

Note 6.   Recent Accounting Pronouncements

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for Varian Semiconductor beginning in fiscal year 2003 and, generally, its provisions are to be applied prospectively.

Varian Semiconductor does not expect the adoption of the above mentioned pronouncements to have a material impact on Varian Semiconductor's consolidated financial statements.

Note 7.   Operating Segments and Geographic Information

Varian Semiconductor operates in five geographic segments and three operating segments. The reportable segments were determined based upon the nature of products and services provided, the geographic areas served and Varian Semiconductor's management structure. Varian Semiconductor has three reportable operating segments; Product Segment, Services Segment, and Research and Development Segment, which includes royalties on licensing of intellectual property. Varian Semiconductor has five reportable geographic segments, which include North America, Europe, Japan, Korea, Taiwan and the rest of the world. The accounting policies of the segments are the same as those in all parts of Varian Semiconductor. Varian Semiconductor primarily measures segment profitability based upon gross profit. Varian Semiconductor does not have the net income and asset information for the operating segments listed below. These other disclosures for reportable segments are impractical to determine for each segment above.

For the three months ended December 28, 2001 and December 29, 2000:

Operating Segments



                                                                  Research and
                                                                   Development
                    Product Segment       Services Segment          Segment                    Total
                   ----------------      ----------------          ---------                   -----
                   FY2002     FY2001     FY2002      FY2001     FY2002     FY2001      FY2002        FY2001
                   ------     ------     ------      ------     ------     ------      ------        ------
                    Qtr 1     Qtr 1       Qtr 1      Qtr 1       Qtr 1      Qtr 1      Qtr 1         Qtr 1
                    -----     ------      -----      -----       -----      -----      ------        -----
                                                        (In thousands)

Revenues           $34,138   $195,577    $14,032     $25,491    $29,610     $5,346     $77,780      $226,414
Gross profit         4,618     82,851      5,855       9,349     29,610      5,346      40,083        97,546


Geographic Information

                                    Sales to
                             Unaffiliated Customers
                         (by location of the operation)
                            Fiscal Three Months Ended
                            -------------------------
                            December 28,  December 29,
                               2001          2000
                               ----          ----
                                (In thousands)

    United States            $67,768      $215,047
    International             27,478        95,654
    Eliminations & Other     (17,466)      (84,287)
                             --------      -------
        Total                $77,780      $226,414
                             =======      ========

Total sales is based on the location of the operation furnishing goods and services. International sales based on final destination of products sold are $24.8 million and $166.7 million, in the first quarter of fiscal year 2002 and 2001, respectively.

The following tables summarize revenue, depreciation and amortization and total assets by reportable geographic segment.


(In thousands)             North
                          America     Europe      Japan       Taiwan      Korea    Other     Consolidated
                          -------     ------      -----       ------      -----    -----     ------------

December 28, 2001
Revenue                   $53,027     $14,017     $3,378       $3,474     $3,187      $697         $77,780
Depreciation and
Amortization                3,160          76         19           20         65          5          3,345
Total Assets              495,512      21,348     39,108        3,590     16,358      2,678        578,594

December 29, 2000
Revenue                   $59,855     $53,202    $28,516      $43,294    $20,832      $20,715     $226,414
Depreciation and
Amortization                3,210          65         36           22         84            7        3,424
Total Assets              514,620      42,518     60,840        5,040     18,320        2,934      644,272


Note 8.   Contingencies

Varian Semiconductor is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Varian Semiconductor.

Environmental Remediation

Prior to the spin-off of Varian Semiconductor from Varian Associates, Inc. ("VAI") on April 2, 1999, Varian Semiconductor's business was operated as the Semiconductor Equipment Business ("SEB") of VAI. On April 2, 1999, VAI contributed its Instruments Business ("IB") to Varian, Inc. ("VI"), and changed its name to Varian Medical Systems, Inc. ("VMS"). These transactions were accomplished under the terms of a distribution agreement by and among Varian Semiconductor, VI and VAI (collectively, the "Distribution Related Agreements"). VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under CERCLA, at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI's sale of its Electron Devices business during fiscal year 1995, and the sale of its Thin Film Systems ("TFS") business during fiscal year 1997). Expenditures by VMS (as successor to
VAI) for environmental investigation and remediation amounted to $0.7 million in the first quarter of fiscal year 2002.

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of December 28, 2001, VMS nonetheless estimated that the future exposure for environmental investigation and remediation costs for these sites and facilities ranged in the aggregate from $8.1 million to $23.2 million. The time frame over which these costs are expected to be incurred varies with each site or facility, ranging up to approximately 30 years as of December 28, 2001. Management of VMS believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore VMS has accrued $8.1 million in estimated environmental costs as of December 28, 2001.

As to other sites and facilities, VMS has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of December 28, 2001, VMS estimated that the future exposure for environmental investigation and remediation costs for these sites and facilities ranged in the aggregate from $34.3 million to $73.3 million. The time frame over which VMS expects to incur these costs varies with each site and facility, ranging up to approximately 30 years as of December 28, 2001. As to each of these sites and facilities, management of VMS determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $40.6 million at December 28, 2001. VMS accordingly accrued $26.9 million, which represents its best estimate of the future costs discounted at 7%, net of inflation. This reserve is in addition to the $8.1 million described in the preceding paragraph.

Under the Distribution Related Agreements, Varian Semiconductor has agreed to indemnify VMS and VI for one-third of these environmental investigation and remediation costs, as adjusted for insurance proceeds in respect of these environmental costs and for the tax benefits expected to be realized by VMS upon the payment of Varian Semiconductor's protection of these environmental costs.

As of December 28, 2001, Varian Semiconductor's reserve for its portion of environmental liabilities, based upon future environmental related costs estimated by VMS as of that date and included in long-term and current accrued expenses amounted to $7.4 million, of which $1.4 million was classified as current.

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

Although any ultimate liability arising from environmental related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to Varian Semiconductor's financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental related events, Varian Semiconductor's management believes that the costs of these environmentally related matters are not reasonably likely to have a material adverse effect on the combined financial statements of Varian Semiconductor.

Varian Semiconductor evaluates its liability for environmentally related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies where Varian Semiconductor believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements with respect to these lawsuits in prior years. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of Varian Semiconductor's past and future environmentally related expenditures. Varian Semiconductor therefore has a receivable of $1.3 million in other assets at December 28, 2001, as its portion of the insurance recoveries. Although VMS intends to aggressively pursue additional insurance recoveries, Varian Semiconductor has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

Legal Proceedings

In June 1997, Applied Materials filed a civil action against VAI in the U.S. District Court for the Northern District of California alleging infringement of four patents relating to sputter coating systems. Applied Materials contended that its patents were infringed by the M2i, MB2 and Inova systems that were manufactured and sold by VAI's TFS prior to VAI's sale of TFS to Novellus Systems, Inc. in June 1997. The complaint requested unspecified money damages and an injunction prohibiting further infringement and requested that any damages awarded be increased up to three-fold for VAI's and Novellus' alleged willful infringement. Novellus was subsequently added as a defendant in this action and, as part of the sale of TFS, VAI agreed to indemnify Novellus for certain damages it may suffer as a result of such litigation and to reimburse Novellus for up to $7.5 million of its litigation expenses. VAI's answer denied infringement and asserted that the Applied Materials patents were invalid and that one of the asserted patents was unenforceable. VAI also filed a separate suit seeking damages and injunctive relief against Applied Materials contending that certain of Applied Material's business practices violated antitrust laws. That action was procedurally related to the infringement case and was pending before the same judge. Novellus filed a complaint against Applied Materials which included a claim that Applied Materials had infringed three of the patents acquired by Novellus from Varian Semiconductor.

In September 2000, Varian Semiconductor and Applied Materials settled their patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, Varian Semiconductor recorded a gain of $16.0 million ($10.8 million after taxes) relating to this litigation settlement. Varian Semiconductor maintains a provision to cover any residual indemnification obligations described above. Included in current liabilities and classified as an estimated loss contingency was $2.7 million, as of December 28, 2001 and September 28, 2001.

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

Note 9.  Settlement and License Agreement

On December 19, 2001, Varian Semiconductor and Lam Research Corporation
("Lam") resolved the patent infringement litigation between the two parties, which was originally filed in October 1993, by Varian Semiconductor granting
Lam a license under certain patents. Additionally, all claims and counterclaims have been dismissed in accordance with the agreement. The lawsuit involved Varian Semiconductor's assertion that Lam infringed three Varian patents that relate to the use of low pressure gas to assist in the heating and cooling of semiconductor wafers during various manufacturing processes, and Lam's denial that the patents are valid or infringed. Under the agreement, Varian Semiconductor has granted a license to Lam for the patents in return for the payment of $20.0 million, with $5.0 million paid immediately in exchange for prior use of the patents. The remaining $15.0 million will be paid in 12 quarterly installments through December 2005 and is in exchange for future use of the patents. As further payment for past royalties, Lam issued to Varian Semiconductor a warrant to purchase 2,000,000 shares of Lam common stock for $21.30 per share, exercisable at any time prior to December 31, 2005. The fair value of the warrant was $22.8 million upon receipt on December 19, 2001, and has been recognized as royalty and license revenue during the first quarter of fiscal year 2002. In addition, the $5.0 million cash payment was recognized as royalty and license revenue during the first quarter of fiscal year 2002 and the remaining $15.0 million in cash payments to be received will be recognized as royalty and license revenue when due. Under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", the warrant is treated as a derivative and has been measured at fair value. At each future balance sheet date, the warrant will be remeasured at fair value and all gains and losses will be reported in other income (expense). A $0.4 million gain was recorded in other income during the first quarter of fiscal year 2002 to reflect the change in fair value of the warrant.

Note 10.  Restructuring Costs

During October 2001, Varian Semiconductor implemented a reduction in force, primarily in the U.S., in which its worldwide workforce was reduced by approximately 200 employees or 12%. The reduction in force was in response to the downturn in the industry. As a result, Varian Semiconductor recognized approximately $2.2 million in restructuring costs during the first quarter of fiscal year 2002. The restructuring costs were primarily severance related and were all paid during the current quarter, with the exception of approximately $0.2 million, which will be paid during the second quarter of fiscal year 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This 10-Q report contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms "believes", "anticipates", "expects", "plans" or similar expressions, are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. There are a number of important factors that could cause Varian Semiconductor's actual results to differ materially from those indicated by forward-looking statements made in this report and presented by management from time to time. Some of the important risks and uncertainties that may cause Varian Semiconductor's financial results to differ are under the heading "Risk Factors" in this report and in the annual report on Form 10-K for the fiscal year ended September 28, 2001, filed with the Securities and Exchange Commission on December 20, 2001.

The following information should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in "Item 1.
- Consolidated Financial Statements" of this quarterly report and the audited combined financial statements and notes thereto and the section titled "Item 7.
- Management's Discussion and Analysis of Financial Condition and Results of Operations" in Varian Semiconductor's annual report on Form 10-K for the fiscal year ended September 28, 2001 filed with the Securities and Exchange Commission on December 20, 2001.

Results of Operations

First Quarter of Fiscal Year 2002 Compared to the First Quarter of Fiscal Year 2001

The first quarter of fiscal year 2002 comprises the three month period ended December 28, 2001. The first quarter of fiscal year 2001 comprises the three month period ended December 29, 2000.

Revenue. Total revenue for the first quarter of fiscal year 2002 was $77.8 million, compared to $226.4 million for the first quarter of fiscal year 2001, a decrease of $148.6 million or 66%. Included in the current quarter's revenue was royalty and license revenue of $27.8 million from Lam Research Corporation ("Lam") for past use of certain Varian Semiconductor technology. Excluding the $27.8 million in Lam royalty and license revenue, total revenue would have been $50.0 million in the first quarter of fiscal year 2002, a decrease of $176.4 million or 78% from the same period a year ago. The significant decrease in revenue was a result of the industry-wide decline in demand for semiconductor devices, which began in the second quarter of fiscal year 2001. Varian Semiconductor's revenue has decreased each consecutive quarter since the downturn began, from $226.4 million in the first quarter of fiscal year 2001, to $188.6 million in the second quarter, to $147.2 million in the third quarter, to $69.8 million in the fourth quarter, and to $50.0 million (excluding the Lam royalty and license revenue) in the first quarter of fiscal year 2002.

Pursuant to the terms of an agreement between Varian Semiconductor and Lam, Varian Semiconductor received, during the first quarter of fiscal year 2002, a warrant to purchase 2,000,000 shares of Lam common stock at $21.30 per share and a $5.0 million cash payment in exchange for prior use of certain Varian Semiconductor patents. Total royalty and license revenue recognized from Lam during the current quarter includes the warrant, which was valued at $22.8 million, and the $5.0 million cash payment received. Lam will continue to make quarterly cash payments of $1.25 million through December 2005 for future use of the patents. Future cash payments will be recognized as royalty and license revenue in the period they become due.

Total revenue consisted of product revenue of $34.2 million, service revenue of $14.0 million, and royalty and license revenue of $29.6 million. Product, service and royalty and license revenue (excluding the effects of the Lam royalty and license revenue) decreased compared to the first quarter of the prior fiscal year due to the downturn in the industry. The downturn in the industry is due to the decrease of capital expenditures by semiconductor manufacturers.

Sales throughout all geographic regions decreased from the same quarter in the prior year. International revenues in the first quarter of fiscal year 2002 were $24.8 million compared to $166.6 million in the first quarter of fiscal year 2001. Sales to customers in the Asia-Pacific region were $10.8 million in the first quarter of fiscal year 2002 as compared to $113.4 million in the first quarter of fiscal year 2001. Sales to customers in Europe were $14.0 million and $53.2 million in the first quarter of fiscal year 2002 and fiscal year 2001, respectively.

Varian Semiconductor's current forecast for the second quarter of fiscal year 2002 is for revenues to approximate the same level as the current quarter (excluding the Lam royalty and license revenue). In addition, gross margin for the second quarter of fiscal year 2002 is expected to approximate the same level as the current quarter. However, it should be noted that Varian Semiconductor does not have visibility as to the length or severity of the downturn discussed earlier.

Cost of Revenue. Cost of product revenue was $29.5 million and gross margin on product revenue was 14% for the first quarter of fiscal year 2002 compared to $112.7 million and 42% for the first quarter of fiscal year 2001. Cost of service revenue was $8.2 million and gross margin on service revenue was 42% during the first quarter of fiscal year 2002 compared to $16.2 million and 37% for the first quarter of fiscal year 2001. Gross margin in the first quarter of fiscal year 2002, excluding the Lam Research royalty and license revenue, was 25%, as compared to 43% in the first quarter of fiscal year 2001. The decrease in product gross margin was primarily a result of the decrease in the volume of product shipments. The increase in service gross margin was primarily a result of the product mix of the installations completed during the first quarter of fiscal year 2001.

Research and development. Research and development expenses were $12.9 million for the first quarter of fiscal year 2002 as compared to $13.9 million for the first quarter of fiscal year 2001, a decrease of $1.0 million or 7%. The decrease was primarily a result of lower materials costs during the current quarter. Research and development expenses are expected to continue at approximately the same level as the first quarter of fiscal year 2002. Varian Semiconductor continues to be committed to investment in product development, particularly the shift to 300mm, and to the transition to advanced technology nodes.

Marketing, General and Administrative. Marketing, general and administrative expenses were $18.9 million for the first quarter of fiscal year 2002 as compared to $25.3 million for the first quarter of fiscal year 2001, a decrease of $6.4 million or 25%. Marketing, general and administrative expenses decreased from the prior year mainly due to efforts to reduce spending in response to the industry downturn. Marketing, general and administrative expenses are expected to continue at approximately the same level during the second quarter of fiscal year 2002 as compared to the current quarter.

Restructuring. During October 2001, Varian Semiconductor implemented a reduction in force, primarily in the U.S., in which Varian Semiconductor's worldwide workforce was reduced by approximately 200 employees or 12%. The reduction in force was in response to the downturn in the industry. As a result, Varian Semiconductor recognized $2.2 million in restructuring costs during the first quarter of fiscal year 2002. The restructuring costs were primarily severance related and were all paid during the current quarter, with the exception of approximately $0.2 million, which will be paid during the second quarter of fiscal year 2002.

Other income. During the first quarter of fiscal year 2002, Varian Semiconductor recorded $0.4 million in other income. No other income was recorded during the first quarter of fiscal year 2001. Varian Semiconductor received a warrant to purchase shares of Lam common stock on December 19, 2001 (See also Note 9. Settlement and License Agreement). The warrant has been treated as a derivative and has been measured at fair value. At each future balance sheet date, the warrant will be remeasured at fair value and all gains and losses will be reported in other income (expense). A $0.4 million gain was recorded in other income during the first quarter of fiscal year 2002 to reflect fair value accounting of the warrant.

Interest Income. During the first quarter of fiscal year 2002, Varian Semiconductor earned $1.6 million in interest income as compared with $2.0 million in interest income during the first quarter of fiscal year 2001. Despite increased cash balances, interest income decreased from the prior year due to the reduction in short-term interest rates.

Provision for Income Taxes. Varian Semiconductor's effective income tax rate was 38% in the first quarter of fiscal year 2002 and 33% in the first quarter of fiscal year 2001. The increase in rate reflects the lower anticipated utilization of certain credits, including research and development credits, in the current year.

Cumulative Effect of Change in Accounting Principle, Net of Tax. Varian Semiconductor reported a change in accounting principle for the adoption of SAB 101 in accordance with APB Opinion No. 20, "Accounting Changes," by a cumulative effect adjustment. Varian Semiconductor recorded a non-cash charge of $27.0 million (after reduction for income taxes of $15.7 million), or ($0.81) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year 2001.

Net Income. As a result of the foregoing factors, in the first quarter of fiscal year 2002 Varian Semiconductor recorded net income of $5.1 million, compared to net income of $13.5 million for the first quarter of fiscal year 2001. Excluding the Lam royalty and license revenue, the net loss for the first quarter of fiscal year 2002 would have been ($12.2 million) or ($0.37) per diluted share. The net income per diluted share was $0.15 for the first quarter of fiscal year 2002 as compared to $0.40 per diluted share for the first quarter of fiscal year 2001.

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

Varian Semiconductor's previous revenue recognition policy was to recognize product revenue at the time the customer took title to the product, generally at the time of shipment. At that time, Varian Semiconductor also accrued the costs to install the product. For some transactions, a portion of the purchase price is not due until installation is complete and the product is accepted by the customer. Under SAB 101 and the new accounting method adopted retroactive to the first quarter of fiscal year 2001, installation is considered a separate earnings process, revenue related to new products is recognized upon customer acceptance and revenue related to established products is accounted for as multiple element arrangements.

As a result of this change, Varian Semiconductor reported a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes", by a cumulative effect adjustment. Varian Semiconductor recorded a non-cash charge of $27.0 million (after reduction for income taxes of $15.7 million), or ($0.81) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2001. For fiscal year 2001, Varian Semiconductor recognized $74.8 million in revenue which is included in the cumulative effect adjustment recorded during the first quarter of fiscal year 2001. The effect of that revenue was to increase income by $20.6 million (net of $12.0 million of tax) for fiscal year 2001. For the first quarter of fiscal year 2002, Varian Semiconductor recognized $5.7 million in revenue which is included in the cumulative effect adjustment recorded during fiscal year 2001. The effect of that revenue was to increase income by $2.7 million (net of $1.6 million of tax) for the first quarter of fiscal year 2002.

Liquidity and Capital Resources

Varian Semiconductor generated $10.4 million of cash from operations during the first quarter of fiscal year 2002, as compared to $17.1 million during the first quarter of fiscal year 2001. In the first quarter of fiscal year 2002, cash provided by operations was primarily a result of a decrease in accounts receivable of $31.0 million and an increase in accrued expenses of $8.6 million. The increase to cash during the first quarter of fiscal year 2002 was partially offset by non-cash consideration of $22.8 million in royalty and license income and a decrease in deferred revenue of $13.9 million. Cash provided by operations in the first quarter of fiscal year 2001 came primarily from net income of $13.5 million, after adjusting for the non-cash charge of $27.0 million arising from a cumulative effect of a change in accounting principle, and an increase in accrued expenses of $14.6 million. The increase in cash was partially offset by an increase in the deferred tax asset of $24.1 million and an increase in inventories of $17.1 million.

Varian Semiconductor used $2.5 million and $3.9 million of cash in investing activities, primarily for the purchase of property, plant and equipment, during the first quarter of fiscal year 2002 and the first quarter of fiscal year 2001, respectively.

During the first quarter of fiscal year 2002, $1.0 million of cash was used by financing activities, primarily due to repayments on short-term borrowings of $1.7 million. This was partially offset by $0.6 million for the issuance of stock upon the exercise of stock options. Varian Semiconductor used $0.5 million of cash from financing activities in first quarter of fiscal year 2001, primarily due to repayments on short-term borrowings.

Varian Semiconductor currently has approximately $16.0 million in outstanding lease commitments, of which $2.9 million is due over the remaining fiscal year. One of these leases is secured by a standby letter of credit outstanding for $1.9 million. In addition, Varian Semiconductor has entered into numerous purchase commitments in the ordinary course of business.

During the first quarter of fiscal year 2001, Varian Semiconductor's Board of Directors authorized the repurchase of up to 2,000,000 shares of Varian Semiconductor's common stock from time to time on the open market or in privately negotiated transactions. Varian Semiconductor has not repurchased any stock to date.

Varian Semiconductor's liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. As a result of the industry downturn, Varian Semiconductor is anticipating that it will incur a net loss and begin to utilize cash from operations during the next quarter. However, Varian Semiconductor's management believes that cash of $285 million at December 28, 2001 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments and cash requirements for the foreseeable future.

Transactions with Affiliates and Related Parties

Transactions with Affiliates

The unaudited interim consolidated financial statements of Varian Semiconductor reflect the financial position, results of operations and cash flows of Varian Semiconductor as of and for the three months ended December 28, 2001 and December 29, 2000. Operations prior to the spin off had been part VAI. (See also
Note 8. Contingences).

Pursuant to the Distribution Related Agreements, Varian Semiconductor received services from VMS (as successor to VAI), principally information technology services, for a defined period of time. For the periods subsequent to the spin-off, during the first fiscal quarters of 2002 and 2001, Varian Semiconductor incurred expenses charged by VMS of $0.4 million and $0.7 million, respectively, for these services. The Distribution Related Agreements provide that, from and after the spin-off, VAI, IB, and Varian Semiconductor will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VAI and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VAI, IB, and Varian Semiconductor; the Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll, and pension liabilities) in accordance with their terms.

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

As described under "Item 1. - Business" in the annual report on Form 10-K for the fiscal year ended September 28, 2001, filed with the Securities and Exchange Commission on December 20, 2001, Varian Semiconductor has historically sold at least half of its systems in any particular period to its ten largest customers. In addition, Varian Semiconductor may have difficulty attracting additional large customers because its sales depend, in large part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. Once a semiconductor manufacturer has selected a particular supplier's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Consequently, Varian Semiconductor may experience difficulty in selling to a prospective customer if that customer initially selects a competitor's capital equipment.

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

Varian Semiconductor has experienced and expects to continue to experience significant fluctuations in its quarterly financial results. From time to time, customers may reschedule or cancel shipments, production difficulties could delay shipments, or techincal difficulties may delay installation of the product. A delay in shipment or customer acceptance of the product upon installation in any quarter due to these factors may cause revenues in such quarters to fall significantly below expectations, which could cause the market price of Varian Semiconductor's common stock to decline. Varian Semiconductor's financial results also fluctuate based on gross profits realized on sales. Gross profit as a percentage of revenue may vary based on a variety of factors, including the mix and average selling prices of products sold and costs to manufacture upgrades and customize systems. In addition, a number of other factors could impact Varian Semiconductor's quarterly financial results, including the following:

     o    unexpected procurement or manufacturing difficulties;

     o    pricing of key components;

     o    fluctuations in foreign exchange rates;

     o    adverse weather conditions at its manufacturing facilities; and

     o    general conditions in the semiconductor equipment industry.

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

Varian Semiconductor relies on obtaining and maintaining patent, copyright and trade secret protection for significant new technologies, products and processes and obtaining key licenses because of the length of time and expense associated with bringing new products through the development process to market. Varian Semiconductor intends to continue to file applications as appropriate for patents covering new products and manufacturing processes. However, Varian Semiconductor cannot provide assurance of the following:

     o that patents will issue from any pending or future patent applications owned by, or licensed to, Varian Semiconductor;

     o that the claims allowed under any issued patents will be sufficiently broad to protect Varian Semiconductor's technology position against competitors;

     o that any issued patents owned by or licensed to Varian Semiconductor will not be challenged, invalidated or circumvented; and

     o that the rights granted under Varian Semiconductor's patents will provide it with competitive advantages.

Varian Semiconductor also has agreements with third parties for licensing of patented or proprietary technology. These agreements include royalty bearing licenses and technology cross-licenses. Varian Semiconductor's loss of licensing agreements with Applied Materials, Tokyo Electron Limited and Lam, could have a material adverse effect on its business.

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

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for Varian Semiconductor in fiscal year 2003. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. Total amortization in fiscal year 2001 was approximately $1.8 million, this amount will no longer be expensed subsequent to the adoption of SFAS 142.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS 144 are to address significant issues relating o the implementation of FASB Statement No. 121 ("SFAS 121"), Accounting for he Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for Varian Semiconductor beginning in fiscal year 2003 and, generally, its provisions are to be applied prospectively.

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

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S dollar denominated currencies. Varian Semiconductor does not enter into forward exchange contracts for trading purposes. Varian Semiconductor's forward exchange contracts generally range from one to two months in original maturity. No forward exchange contract has an original maturity greater than one year. The aggregate exchange gain included in marketing, general, and administrative expenses was immaterial for the first quarter of fiscal year 2002.

20

Forward exchange contracts outstanding as of December 28, 2001 are summarized as follows (dollars in thousands):

                                                      Notional     Contract      Fair
                                                        Value        Rate        Value
                                                        -----        ----        -----
Foreign currency purchase contracts:
    Japanese Yen ...............................      $4,813        122.80       $4,596
    Euro .......................................      $5,801        1.1176       $5,837
    Korean Won .................................        $255      1,288.00         $253
    New Taiwan Dollar ..........................        $407         34.40         $404
    British Pound ..............................         $33        0.7030          $33
                                                     -------                    -------
       Total foreign currency purchase contracts     $11,309                    $11,123
Foreign currency sell contracts:
    Japanese Yen ...............................        $173        127.37         $171
    Euro .......................................        $435        1.1085         $434
    Korean Won .................................      $1,790      1,289.68       $1,775
    Israeli Shekel .............................        $953        4.2497         $948
    New Taiwan Dollar ..........................        $960         34.71         $961
                                                     -------                    -------
       Total foreign currency sell contracts ...      $4,311                     $4,289
                                                     -------                    -------
       Total contracts .........................     $15,620                    $15,412
                                                     =======                    =======




Interest Rate Risk

Although payments under certain of the operating leases for Varian Semiconductor's facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk associated with its operating leases.

Similarly, although payments under certain of Varian Semiconductor's overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk with these borrowing facilities.

Derivative Financial Instruments

Pursuant to the terms of an agreement between Varian Semiconductor and Lam, Varian Semiconductor received, during the first quarter of fiscal 2002, a warrant to purchase 2,000,000 shares of Lam common stock at $21.30 per share, exercisable at any time prior to December 31, 2005. Under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", the warrant is treated as a derivative and has been measured at fair value. At each future balance sheet date, the warrant will be remeasured at fair value and all gains and losses will be reported in other income (expense). A $0.4 million gain was recorded in other income during the first quarter of fiscal year 2002 to reflect the change in fair value accounting of the warrant.

Concentration of Risk

During the first quarter of fiscal year 2002, Lam accounted for 36% of total revenue and one other customer accounted for 15% of total revenue (See also Note
9. Settlement and License Agreement). Excluding the Lam royalty and license revenue, one customer accounted for 23% of total revenue during the first quarter of fiscal year 2002. During the first quarter of fiscal year 2001, no one customer accounted for 10% or more of total revenue.

As of December 28, 2001, one customer accounted for 16% and another customer accounted for 14% of the total accounts receivable balance. As of December 29, 2000, no one customer accounted for 10% of more of the total accounts receivable balance.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Information required by this Item is provided in Note 8 ("Contingencies") to the Unaudited Interim Consolidated Financial Statements.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.      OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            None

        (b) Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.
                             Registrant

                          By:         /s/   ROBERT J. HALLIDAY

                                        Robert J. Halliday
                              Vice President and Chief Financial Officer
                       (Principal Financial Officer and Duly Authorized Officer)

Date: February 8, 2002