Form 10-Q
period 2002-03-29
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2002-05-13
CIK 1079023

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 29, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Shares of common stock outstanding at April 26, 2002: 33,175,255.

     An index of exhibits filed with this Form 10-Q is located on page 27.

                 VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                      INDEX

ITEM                                                                                              PAGE
NUMBER                                                                                           NUMBER
PART I.                                     FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
             Consolidated Balance Sheets at March 29, 2002 and
             September 28, 2001.................................................................     3
             Consolidated Statements of Operations for the three and six month periods
             ended March 29, 2002 and March 30, 2001............................................     4
             Consolidated Statements of Cash Flows for six month period
             ended March 29, 2002 and March 30, 2001............................................     5
             Notes to the Consolidated Financial Statements.....................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..............................................................    14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................    25

PART II.                                        OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................    27
Item 2.  Changes in Securities and Use of Proceeds..............................................    27
Item 3.  Defaults Upon Senior Securities........................................................    27
Item 4.  Submission of Matters to a Vote of Security Holders....................................    27
Item 5.  Other Information......................................................................    27
Item 6.  Exhibits and Reports on Form 8-K.......................................................    27
             Signatures.........................................................................    28

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                   March 29,     September 28,
                                                                     2002            2001
                                                                     ----            ----
                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents........................................  $282,074        $278,641
Short-term investment............................................    27,969               -
Accounts receivable, net.........................................    43,959          85,455
Inventories, net.................................................    96,748         115,689
Deferred income taxes............................................    37,125          34,899
Other current assets.............................................     8,613           9,626
                                                                   --------        --------

        Total current assets.....................................   496,488         524,310
Property, plant and equipment, net...............................    44,211          46,288
Other assets.....................................................    16,385          17,459
                                                                   --------        --------

        Total assets.............................................  $557,084        $588,057
                                                                   ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable and other short-term borrowings....................  $  9,500         $15,900
Accounts payable.................................................    16,872          19,271
Accrued expenses.................................................    50,636          43,149
Product warranty.................................................    12,342          20,075
Deferred revenue.................................................    49,409          81,137
                                                                   --------        --------

        Total current liabilities................................   138,759         179,532
Long-term accrued expenses.......................................     5,839           7,292
Deferred income taxes............................................     1,893           1,788
                                                                   --------        --------

        Total liabilities........................................   146,491         188,612

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000,000
  shares, none issued
Common stock, par value $.01; authorized 150,000,000
  shares, issued and outstanding 33,092,108 at
  March 29, 2002 and 32,628,192 at September 28, 2001............       331             326
Capital in excess of par value...................................   241,843         235,700
Accumulated other comprehensive loss.............................       (11)              -
Retained earnings................................................   168,430         163,419
                                                                   --------        --------

        Total stockholders' equity...............................   410,593         399,445
                                                                   --------        --------

        Total liabilities and stockholders' equity...............  $557,084        $588,057
                                                                   ========        ========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                 VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                    Fiscal Three Months Ended      Fiscal Six Months Ended
                                                                    -------------------------     --------------------------
                                                                      March 29,   March 30,       March 29,       March 30,
                                                                        2002        2001             2002           2001
                                                                        ----        ----             ----           ----
REVENUE

Product revenue..................................................     $47,868     $160,755        $ 82,006        $356,332
Service revenue..................................................      17,176       23,623          31,208          49,114
Royalty and license revenue .....................................       2,174        4,239          31,784           9,585
                                                                      -------     --------        --------        --------
     Total revenue...............................................      67,218      188,617         144,998         415,031

COST OF REVENUE
Cost of product revenue..........................................      32,088       99,874          61,608         212,600
Cost of service revenue..........................................      10,626       15,685          18,803          31,827
                                                                      -------     --------        --------        --------
     Total cost of revenue.......................................      42,714      115,559          80,411         244,427

Gross profit.....................................................      24,504       73,058          64,587         170,604

OPERATING COSTS AND EXPENSES
Research and development.........................................      12,632       12,914          25,482          26,779
Marketing, general and administrative............................      18,417       26,749          37,365          52,023
Restructuring costs..............................................           -            -           2,200               -
                                                                      -------     --------        --------        --------
     Total operating expenses....................................      31,049       39,663          65,047          78,802
                                                                      -------     --------        --------        --------

Operating (loss) income..........................................      (6,545)      33,395            (460)         91,802

Interest income, net.............................................       1,316        1,975           2,936           4,018
Other income, net................................................       4,709            -           5,149               -
                                                                      -------     --------        --------        --------
(Loss) income before income taxes and cumulative effect of
     change in accounting principle..............................        (520)      35,370           7,625          95,820

(Benefit) provision for income taxes                                     (479)      11,672           2,616          31,621
                                                                      -------     --------        --------        --------

(Loss) income before cumulative effect of change in
     accounting principle........................................         (41)      23,698           5,009          64,199

Cumulative effect of change in accounting principle,
     net of tax of $15,724.......................................           -            -               -         (27,038)
                                                                      -------     --------        --------        --------
Net (loss) income................................................     $   (41)    $ 23,698        $  5,009        $ 37,161
                                                                      =======     ========        ========        ========

Weighted average shares outstanding-basic........................      32,858       32,123          32,773          32,107
Weighted average shares outstanding-diluted......................      32,858       33,797          34,580          33,639
(Loss) income per share before cumulative effect of change
     in accounting principle-basic...............................     $  0.00     $   0.74        $   0.15        $   2.00
(Loss) income per share before cumulative effect of change
     in accounting principle-diluted.............................     $  0.00     $   0.70        $   0.14        $   1.91
Cumulative effect of change in accounting
     principle-basic.............................................     $  0.00     $   0.00        $   0.00        $  (0.84)
Cumulative effect of change in accounting
     principle -- diluted........................................     $  0.00     $   0.00        $   0.00        $  (0.80)
Net (loss) income per share-basic................................     $  0.00     $   0.74        $   0.15        $   1.16
Net (loss) income per share-diluted..............................     $  0.00     $   0.70        $   0.14        $   1.10

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                 VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Fiscal Six Months Ended
                                                                                      -----------------------
                                                                                    March 29,         March 30,
                                                                                      2002              2001
                                                                                      ----              ----
Cash flows from operating activities
      Net income................................................................    $  5,009          $ 37,161
      Adjustments to reconcile net income to net cash
      provided by operating activities
               Cumulative effect of change in accounting
                  principle, net of tax ........................................           -            27,038
               Depreciation and amortization ...................................       7,316             6,792
               Non-cash consideration for royalty and
                  license revenue ..............................................     (22,800)                -
               Unrealized gain on investment ...................................      (5,149)                -
               Tax benefit from exercise of stock options.......................       3,990               576
               Deferred income taxes ...........................................      (2,121)           (2,658)
      Changes in assets and liabilities
               Accounts receivable .............................................      39,395            21,563
               Inventories .....................................................      19,992             6,770
               Other current assets.............................................       1,015            (1,310)
               Accounts payable.................................................      (2,312)          (23,773)
               Accrued expenses.................................................       7,525             3,166
               Product warranty.................................................      (7,467)             (422)
               Deferred revenue.................................................     (31,430)          (16,693)
               Other............................................................        (644)            1,576
                                                                                    --------          --------

Net cash provided by operating activities.......................................      12,319            59,786
Cash flows from investing activities
              Purchase of property, plant and equipment.........................      (5,727)          (11,221)
                                                                                    --------          --------

Net cash used in investing activities...........................................      (5,727)          (11,221)
Cash flows from financing activities
        Proceeds from the issuance of common stock
        for stock option exercises..............................................       2,158               173
        Notes payable and other short-term borrowings...........................      (4,746)            2,061
                                                                                    --------          --------

Net cash (used) provided by financing activities................................      (2,588)            2,234
                                                                                    --------          --------
Effects of exchange rates on cash...............................................        (571)           (1,697)
                                                                                    --------          --------
Net increase in cash and cash equivalents.......................................       3,433            49,102
Cash and cash equivalents at beginning of period................................     278,641           121,692
                                                                                    --------          --------

Cash and cash equivalents at end of period......................................    $282,074          $170,794
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

                 VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.   Unaudited Interim Consolidated Financial Statements

These unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual report on Form 10-K filed by Varian Semiconductor Equipment Associates, Inc. ("Varian Semiconductor") with the Securities and Exchange Commission for the fiscal year ended September 28, 2001. In the opinion of Varian Semiconductor, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein (except Note 2). The results of operations for the three and six-month periods ended March 29, 2002 are not necessarily indicative of the results to be expected for a full year or for any other period.

Note 2.  Description of Business and Basis of Presentation

Varian Semiconductor designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits.

Revenue Recognition

Product revenue includes established products, new products, and spare parts.

Varian Semiconductor recognizes revenue from product sales upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectibility is reasonably assured through historical collection results and regular credit evaluations and there are no uncertainties regarding customer acceptance.

For established and new products, a portion of the total purchase price is not due until installation occurs and the customer accepts the product. For established products, the lesser of the amount allocated to the equipment or the contractual amount billable upon delivery is recorded as product revenue upon delivery. The amount deferred is recognized as revenue upon customer acceptance. For new products, revenue allocated to the equipment is recognized upon customer acceptance. Revenue related to spare parts sales is recognized upon delivery. Varian Semiconductor accrues warranty costs upon recognition of product revenue.

Products are classified as established products if post-delivery acceptance provisions and the installation process have been determined to be routine, commercially inconsequential and perfunctory, due to the fact that the acceptance provisions are a replication of pre-shipment procedures and there is an established history of installations. The majority of products are designed and manufactured to meet the contractual customer specifications. To ensure customer specifications are satisfied, the systems are tested at Varian Semiconductor's manufacturing facility prior to shipment. To the extent that customers' conditions can not be replicated in Varian Semiconductor's facilities or if there is not a demonstrated history of meeting newer in-field customer specifications, then the product is classified as new for revenue recognition purposes.

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

Varian Semiconductor's transactions frequently include the sale of systems and services under multiple element arrangements. Revenue under these arrangements is allocated to all elements, except systems, based upon the fair market value of those elements. The amount allocated to installation is based either upon hourly rates at the estimated time to complete the service or the amount due upon customer acceptance, whichever is greater. The fair value of all other elements is based upon the price charged when these amounts are sold separately and unaccompanied by other elements. The amount of revenue allocated to systems is done on a residual method basis. Under this method, the total value of the arrangement is allocated first to the undelivered elements based on their fair values, with the remainder being allocated to systems revenue. Installation is not essential to the functionality of the system, as these services do not alter the equipment's capabilities.

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

As a result of this change, Varian Semiconductor reported a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes," by a cumulative effect adjustment. Varian Semiconductor recorded a non-cash charge of $27.0 million (after reduction for income taxes of $15.7 million), or ($0.80) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2001. For the three-month period ended March 29, 2002, Varian Semiconductor recognized $0.8 million in revenue, which is included in the cumulative effect adjustment recorded during fiscal year 2001. The effect of that revenue was to increase income by $0.5 million (net of $0.3 million of tax) for the three-month period ended March 29, 2002. For the six-month period ended March 29, 2002, Varian Semiconductor recognized $2.0 million in revenue, which is included in the cumulative effect adjustment recorded during fiscal year 2001. The effect of that revenue was to increase income by $1.3 million (net of $0.7 million of tax) for the six-month period ended March 29, 2002.

The results of the three and six-month periods ended March 30, 2001 have been adjusted to reflect the adoption of SAB101.

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

A reconciliation of the numerator and denominator used in the income per share calculations is presented as follows:

                                                            Fiscal Three Months Ended       Fiscal Six Months Ended
                                                            -------------------------       -----------------------
                                                             March 29,     March 30,        March 29,     March 30,
                                                               2002          2001             2002          2001
                                                               ----          ----             ----          ----
                                                                    (In thousands, except per share amounts)
Numerator:
Income (loss) before cumulative effect of change in
     accounting principle ................................   $   (41)      $23,698           $ 5,009      $ 64,199

Cumulative effect of change in accounting
       principle, net of tax .............................         -             -                 -       (27,038)
                                                             -------       -------           -------      --------

Net (loss) income ........................................   $   (41)      $23,698           $ 5,009      $ 37,161
                                                             =======       =======           =======      ========


Denominator:
Denominator for basic income per share-
Weighted average shares outstanding ......................    32,858        32,123            32,773        32,107
Effect of dilutive securities:
Stock options ............................................         -         1,674             1,807         1,532
                                                             -------       -------           -------      --------

Denominator for diluted (loss) income per share ..........    32,858        33,797            34,580        33,639
                                                             =======       =======           =======      ========

(Loss) income per share before cumulative effect of
     change in accounting principle - basic ..............   $  0.00       $  0.74           $  0.15      $   2.00
(Loss) income per share before cumulative effect of
     change in accounting principle - diluted ............   $  0.00       $  0.70           $  0.14      $   1.91
Cumulative effect of change in accounting
       principle-basic ...................................   $  0.00       $  0.00           $  0.00      $  (0.84)
Cumulative effect of change in accounting
       principle-diluted .................................   $  0.00       $  0.00           $  0.00      $  (0.80)
Net (loss) income per share - basic ......................   $  0.00       $  0.74           $  0.15      $   1.16
Net (loss) income per share - diluted ....................   $  0.00       $  0.70           $  0.14      $   1.10

All potential common shares were excluded from the computation of diluted loss per share for the three-month period ended March 29, 2002 as their effect was anti-dilutive. For the six-month period ended March 29, 2002, options to purchase 714,005 common shares, at a weighted average exercise price of $50.51, were excluded from the computation due to their exercise price exceeding the market value of the underlying common stock. For the three and six-month periods ended March 30, 2001, options to purchase 830,000 and 783,000 common shares, at a weighted average exercise prices of $48.80 and $50.26, respectively, were excluded from the computation due to their exercise price exceeding the market value of the underlying common stock.

As of March 29, 2002, Varian Semiconductor had outstanding options to purchase an aggregate of 6,151,549 shares of its common stock at a weighted average price of $21.73. Of these options, options to purchase an aggregate of 3,768,874 shares at a weighted average price of $19.26 were fully vested and exercisable.

Note 4. Accounts Receivable

Accounts receivable consist of the following:

                                                                     March 29,     September 28,
                                                                       2002            2001
                                                                       ----            ----
                                                                           (In thousands)
     Billed Receivables ..........................................   $47,664          $92,348
     Allowance for doubtful accounts .............................    (3,705)          (6,893)
                                                                     -------          -------

         Accounts receivable, net.................................   $43,959          $85,455
                                                                     =======          =======

Note 5.  Inventories

The components of inventories are as follows:

                                                               March 29,     September 28,
                                                                 2002            2001
                                                                 ----            ----
                                                                    (In thousands)
     Raw materials and parts ................................  $27,317          $ 32,002
     Work in process ........................................   17,047            13,775
     Finished goods .........................................   52,384            69,912
                                                               -------          --------

       Total inventories ....................................  $96,748          $115,689
                                                               =======          ========

Note 6. Notes Payable and Short-term Borrowings

As of March 29, 2002 and September 28, 2001, Varian Semiconductor's subsidiary in Japan had three loans outstanding with three different financial institutions. Maximum available borrowings on each of the three loans were as follows: (Y)590,000,000 ($4.4 million at March 29, 2002), (Y)500,000,000 ($3.8 million at March 29, 2002), and (Y)1,000,000,000 ($7.5 million at March 29,
2002). The loans are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. Interest rates range from the short-term prime rate to the Tokyo interbank offered rate + 1.75% (approximately 1.38% to 1.86% at March 29, 2002 and September 28, 2001). The loans mature every 30 to 90 days and are normally rolled over into new 30 to 90 day loans upon maturity. Total outstanding borrowings at March 29, 2002 were (Y)1,230,000,000, or $9.3 million, and at September 28, 2001 were (Y)1,790,000,000, or $15.2 million.

Varian Semiconductor also has borrowing capacity in Europe and Taiwan. In February 2001, Varian Semiconductor's European subsidiary closed a credit facility which includes overdraft protection of Euro 2.5 million. Interest accrues at the Euro base rate + 1.5%. In July 2001, Varian Semiconductor's subsidiary in Taiwan closed a $1.0 million note. The note accrues interest at the local base rate + 1.3% and is payable on demand. Both credit facilities are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of March 29, 2002 or September 28, 2001 on either loan.

Note 7. Recent Accounting Pronouncements

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

Note 8. Operating Segments and Geographic Information

Varian Semiconductor operates in five geographic segments and three operating segments. The reportable segments were determined based upon the nature of products and services provided, the geographic areas served and Varian Semiconductor's management structure. Varian Semiconductor has three reportable operating segments; Product Segment, Services Segment, and Research and Development Segment, which includes royalties on licensing of intellectual property. Varian Semiconductor has five reportable geographic segments, which include North America, Europe, Japan, Korea and Taiwan. The accounting policies of the segments are the same as those in all parts of Varian Semiconductor. Varian Semiconductor primarily measures segment profitability based upon gross profit. Varian Semiconductor does not have the net income and asset information for the operating segments listed below. These other disclosures for reportable segments are impractical to determine for each segment above.

(In thousands)
For the three months ended March 29, 2002 and March 30, 2001:

Operating Segments

                                                                             Research and
                                                                             Development
                       Product Segment          Services Segment               Segment                    Total
                       ---------------          ----------------               -------                    -----
                      FY2002       FY2001      FY2002        FY2001      FY2002       FY2001       FY2002        FY2001
                      ------       ------      ------        ------      ------       ------       ------        ------
Revenues              $47,868    $160,755      $17,176      $23,623      $2,174       $4,239      $67,218       $188,617
Gross profit           15,780      60,881        6,550        7,938       2,174        4,239       24,504         73,058

For the six months ended March 29, 2002 and March 30, 2001:

Operating Segments

                                                                             Research and
                                                                             Development
                       Product Segment          Services Segment               Segment                    Total
                       ---------------          ----------------               -------                    -----
                      FY2002       FY2001      FY2002        FY2001      FY2002       FY2001       FY2002        FY2001
                      ------       ------      ------        ------      ------       ------       ------        ------
Revenues              $82,006    $356,332      $31,208      $49,114      $31,784      $9,585      $144,998      $415,031
Gross profit           20,398     143,732       12,405       17,287       31,784       9,585        64,587       170,604

Geographic Information

Sales to Unaffiliated Customers (by location of the operation)

                                               Fiscal Three Months Ended           Fiscal Six Months Ended
                                               -------------------------           -----------------------
                                             March 29, 2002  March 30, 2001     March 29, 2002  March 30, 2001
                                             --------------  --------------     --------------  --------------
       United States                          $ 66,262        $202,272           $133,618        $ 417,319
       International                            23,485          79,508             50,963          175,161
       Eliminations & other                    (22,529)        (93,163)           (39,583)        (177,449)
                                              --------        --------           --------        ---------

             Total                            $ 67,218        $188,617           $144,998        $ 415,031
                                              ========        ========           ========        =========

The following tables summarize revenue, depreciation and amortization and total assets by reportable geographic segment. Total revenue is based on the final destination of products sold.

                                     North
                                    America     Europe     Japan      Taiwan     Korea      Other      Total
                                    -------     ------     -----      ------     -----      -----   ------------
Three months ended
March 29, 2002
Revenue                            $ 29,825    $ 6,625    $ 6,882    $ 3,335    $18,304    $ 2,247    $ 67,218
Depreciation and amortization         3,706         74         79         12        100          -       3,971
Total assets                        483,055     17,632     33,345      4,151     16,132      2,769     557,084

March 30, 2001
Revenue                            $ 60,041    $39,912    $19,910    $18,720    $21,362    $28,672    $188,617
Depreciation and amortization         3,152         65         44         23         78          6       3,368
Total assets                        477,761     42,503     66,239      4,314     15,020      3,186     609,023

Six months ended
March 29, 2002
Revenue                            $ 82,852    $20,642    $10,260    $ 6,809    $21,491    $ 2,944    $144,998
Depreciation and amortization         6,986         30         98         32        165          5       7,316

March 30, 2001

Revenue                           $119,896    $93,114    $48,426    $62,014    $42,194    $49,387    $415,031
Depreciation and amortization        6,241        251         80         45        162         13       6,792

Note 9.   Commitments and Contingencies

Varian Semiconductor is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Varian Semiconductor.

Environmental Remediation

Prior to the spin-off of Varian Semiconductor from Varian Associates, Inc. ("VAI") on April 2, 1999, Varian Semiconductor's business was operated as the Semiconductor Equipment Business ("SEB") of VAI. On April 2, 1999, VAI contributed its Instruments Business ("IB") to Varian, Inc. ("VI"), and changed its name to Varian Medical Systems, Inc. ("VMS"). These transactions were accomplished under the terms of a distribution agreement by and among Varian Semiconductor, VI and VAI (collectively, the "Distribution Related Agreements"). VAI has been named by the United States Environmental Protection Agency or third parties as a potentially responsible party under CERCLA, at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI's sale of its Electron Devices business during fiscal year 1995, and the sale of its Thin Film Systems ("TFS") business during fiscal year 1997). Expenditures by VMS (as successor to
VAI) for environmental investigation and remediation amounted to $0.8 million and $1.5 million in the second quarter and first six months of fiscal year 2002, respectively.

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of March 29, 2002, VMS nonetheless estimated that the future exposure for environmental investigation and remediation costs for these sites and facilities ranged in the aggregate from $8.0 million to $23.1 million. The time frame over which these costs are expected to be incurred varies with each site or facility, ranging up to approximately 30 years as of March 29, 2002. Management of VMS believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore VMS has accrued $8.0 million in estimated environmental costs as of March 29, 2002.

As to other sites and facilities, VMS has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of March 29, 2002, VMS estimated that the future exposure for environmental investigation and remediation costs for these sites and facilities ranged in the aggregate from $33.1 million to $73.8 million. The time frame over which VMS expects to incur these costs varies with each site and facility, ranging up to approximately 30 years as of March 29, 2002. As to each of these sites and facilities, management of VMS determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $41.1 million at March 29, 2002. VMS accordingly accrued $27.4 million, which represents its best estimate of the future costs discounted at 7%, net of inflation. This reserve is in addition to the $8.0 million described in the preceding paragraph.

Under the Distribution Related Agreements, Varian Semiconductor has agreed to indemnify VMS and VI for one-third of these environmental investigation and remediation costs, as adjusted for insurance proceeds in respect of these environmental costs and for the tax benefits expected to be realized by VMS upon the payment of Varian Semiconductor's protection of these environmental costs.

As of March 29, 2002, Varian Semiconductor's reserve for its portion of environmental liabilities, based upon future environmental related costs estimated by VMS as of that date and included in long-term and current accrued expenses amounted to $7.5 million, of which $2.0 million was classified as current.

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

Varian Semiconductor evaluates its liability for environmentally related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies where Varian Semiconductor believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, VAI filed a lawsuit against thirty-six insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements with respect to these lawsuits in prior years. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of Varian Semiconductor's past and future environmentally related expenditures. Varian Semiconductor therefore has a receivable of $1.4 million in other assets at March 29, 2002, as its portion of the insurance recoveries. Although VMS intends to aggressively pursue additional insurance recoveries, Varian Semiconductor has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

Legal Proceedings

In June 1997, Applied Materials filed a civil action against VAI in the United States District Court for the Northern District of California alleging infringement of four patents relating to sputter coating systems. Applied Materials contended that its patents were infringed by the M2i, MB2 and Inova systems that were manufactured and sold by VAI's TFS prior to VAI's sale of TFS to Novellus Systems, Inc. in June 1997. The complaint requested unspecified money damages and an injunction prohibiting further infringement and requested that any damages awarded be increased up to three-fold for VAI's and Novellus' alleged willful infringement. Novellus was subsequently added as a defendant in this action and, as part of the sale of TFS, VAI agreed to indemnify Novellus for certain damages it may suffer as a result of such litigation and to reimburse Novellus for up to $7.5 million of its litigation expenses. VAI's answer denied infringement and asserted that the Applied Materials patents were invalid and that one of the asserted patents was unenforceable. VAI also filed a separate suit seeking damages and injunctive relief against Applied Materials contending that certain of Applied Material's business practices violated antitrust laws. That action was procedurally related to the infringement case and was pending before the same judge. Novellus filed a complaint against Applied Materials which included a claim that Applied Materials had infringed three of the patents acquired by Novellus from Varian Semiconductor.

In September 2000, Varian Semiconductor and Applied Materials settled their patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, Varian Semiconductor recorded a gain of $16.0 million ($10.8 million after taxes) relating to this litigation settlement. Varian Semiconductor maintains a reserve to cover any residual indemnification obligations described above. Included in current liabilities and classified as an estimated loss contingency was $2.7 million, as of March 29, 2002 and September 28, 2001.

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

Note 10.  Settlement and License Agreement

On December 19, 2001, Varian Semiconductor and Lam Research Corporation ("Lam") resolved the patent infringement litigation between the two parties, which was originally filed in October 1993, by Varian Semiconductor granting Lam a license under certain patents. Additionally, all claims and counterclaims have been dismissed in accordance with the agreement. The lawsuit involved Varian Semiconductor's assertion that Lam infringed three Varian patents that relate to the use of low pressure gas to assist in the heating and cooling of semiconductor wafers during various manufacturing processes, and Lam's denial that the patents are valid or infringed. Under the agreement, Varian Semiconductor has granted a license to Lam for the patents in return for the payment of $20.0 million, with $5.0 million paid immediately in exchange for prior use of the patents. The remaining $15.0 million will be paid in 12 quarterly installments through December 2005 and is in exchange for future use of the patents. As further payment for past royalties, Lam issued to Varian Semiconductor a warrant to purchase 2,000,000 shares of Lam common stock for $21.30 per share, exercisable at any time prior to December 31, 2005. The fair value of the warrant was $22.8 million upon receipt on December 19, 2001, and has been recognized as royalty and license revenue during the first quarter of fiscal year 2002. In addition, the $5.0 million cash payment was recognized as royalty and license revenue during the first quarter of fiscal year 2002 and the remaining $15.0 million in cash payments to be received will be recognized as royalty and license revenue when due. Under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", the warrant is treated as a derivative and has been measured at fair value. At each balance sheet date, the warrant is remeasured at fair value and all gains and losses are reported in other income, net. A gain was recorded in other income in the amount of $4.7 million and $5.1 million during the second quarter and first six months of fiscal year 2002, respectively, to reflect the change in fair value of the warrant. (See also Note 14. Subsequent Event - Sale of Lam Warrant.)

Note 11.  Restructuring Costs

During October 2001, Varian Semiconductor implemented a reduction in force, primarily in the United States, in which its worldwide workforce was reduced by approximately 200 employees or 12%. The reduction in force was in response to the downturn in the industry. As a result, Varian Semiconductor recognized approximately $2.2 million in restructuring costs during the first quarter of fiscal year 2002. The restructuring costs were primarily severance related and were all paid during the first six months of fiscal year 2002.

Note 12.  Derivative Financial Instruments

Varian Semiconductor uses derivative instruments to protect its interests from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor continued its policy of hedging its current exposures and in the second quarter of fiscal year 2002 began to hedge a portion of its anticipated foreign currency exposures with hedging instruments having tenors of up to twelve months.

On July 1, 2001, Varian Semiconductor adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives, which do not qualify, or are not effective as hedges must be recognized currently in earnings. Upon adoption, there was no impact for Varian Semiconductor as all derivatives were reflected at fair value on the balance sheet at that date with all gains or losses reflected within the statement of operations.

Varian Semiconductor's international sales are primarily denominated in United States dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in Other Comprehensive Income ("OCI"). Any measured ineffectiveness is included immediately in marketing, general and administrative in the Consolidated Statements of Operations. There has been no amount of ineffectiveness recognized during the year. OCI associated with hedges of foreign currency sales are reclassified to revenue upon recognition in income of the underlying hedged exposure. All amounts reported in OCI at March 29, 2002 are anticipated to be reclassified to revenue within twelve months. OCI activity during the year (in thousands):

     Balance, September 28, 2001                            $  --
        Effective portion of cash flow hedging instruments     11
        Reclassified to revenue                                --
                                                            -----
     Balance, March 29, 2002                                $  11
                                                            =====

Note 13. Comprehensive (Loss) Income


                                           Three Months Ended          Six Months Ended
                                          March 29,   March 30,      March 29,    March 30,
                                            2002         2001           2002        2001
                                            ----         ----           ----        ----
Net (loss) income                         $    (41)   $    23,698    $    5,009   $    37,161

Other comprehensive (loss) income:
 Effective portion of cash flow hedging
   instruments                                 (11)             -             -             -
                                          ---------------------------------------------------
Comprehensive (loss) income               $    (52)   $    23,698    $    5,009   $    37,161
                                          ===================================================

Note 14.  Subsequent Event - Sale of Lam Warrant

On April 1, 2002, Varian Semiconductor completed the sale of the Lam warrant to an unrelated third party for $28.0 million in cash (see also Note 10. Settlement and License Agreement).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms "believes", "anticipates", "expects", "plans" or similar expressions, are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. There are a number of important factors that could cause Varian Semiconductor's actual results to differ materially from those indicated by forward-looking statements made in this report and presented by management from time to time. Some of the important risks and uncertainties that may cause Varian Semiconductor's financial results to differ are under the heading "Risk Factors" in this report and in the annual report on Form 10-K for the fiscal year ended September 28, 2001, filed with the Securities and Exchange Commission on December 20, 2001.

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

Critical Accounting Policies and Significant Judgments and Accounting Estimates

Varian Semiconductor's discussion and analysis of its financial condition and results of operations are based upon Varian Semiconductor's consolidated financial statements, which have been prepared in accordance with the United States generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires Varian Semiconductor to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a continual basis, Varian Semiconductor evaluates its estimates, including those related to inventories, collectibility of accounts receivable, intangible assets, income taxes, warranty obligations, post-retirement benefits, contingencies, and functional currencies. Varian Semiconductor operates in a highly cyclical and competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, customer and supplier lead times, and macroeconomic and geographic economic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. Varian Semiconductor bases its estimates on historical experience, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also the factors discussed below under the section titled "Risk Factors".

Varian Semiconductor believes that the following sets forth the critical accounting policies used by Varian Semiconductor in the preparation of its consolidated financial statements.

Revenue Recognition
-------------------

Product revenue includes established products, new products, and spare parts.

Varian Semiconductor recognizes revenue from product sales upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectibility is reasonably assured through historical collection results and regular credit evaluations and there are no uncertainties regarding customer acceptance.

For established and new products, a portion of the total purchase price is not due until installation occurs and the customer accepts the product. For established products, the lesser of the amount allocated to the equipment or the contractual amount billable upon delivery is recorded as product revenue upon delivery. The amount deferred is recognized as revenue upon customer acceptance. For new products, revenue allocated to the equipment is recognized upon customer acceptance. Revenue related to spare parts sales is recognized upon the later of delivery or title and risk of loss passes to the customer. Varian Semiconductor accrues warranty costs upon recognition of product revenue.

Products are classified as established products if post-delivery acceptance provisions and the installation process have been determined to be routine, commercially inconsequential and perfunctory, due to the fact that the acceptance provisions are a replication of pre-shipment procedures and there is an established history of installations. The majority of products are designed and manufactured to meet the contractual customer specifications. To ensure customer specifications are satisfied, the systems are tested at Varian Semiconductor's manufacturing facility prior to shipment. To the extent that customers' conditions can not be replicated in Varian

Semiconductor's facilities or if there is not a demonstrated history of meeting newer in-field customer specifications, then the product is classified as new for revenue recognition purposes.

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

Varian Semiconductor's transactions frequently include the sale of systems and services under multiple element arrangements. Revenue under these arrangements is allocated to all elements, except systems, based upon the fair market value of those elements. The amount allocated to installation is based either upon hourly rates at the estimated time to complete the service or the amount due upon customer acceptance, whichever is greater. The fair value of all other elements is based upon the price charged when these amounts are sold separately and unaccompanied by other elements. The amount of revenue allocated to systems is done on a residual method basis. Under this method, the total value of the arrangement is allocated first to the undelivered elements based on their fair values, with the remainder being allocated to systems revenue. Installation is not essential to the functionality of the system, as these services do not alter the equipment's capabilities.

Inventory and Purchase Order Commitments

Varian Semiconductor values its inventory at the lower of cost or market. The determination of lower of cost or market requires that Varian Semiconductor make significant assumptions about future demand for products (typically a twelve to twenty-four month future demand horizon) and the transition to new product offerings from legacy products. Varian Semiconductor also reserves against those open purchase order commitments in which Varian Semiconductor's estimated obligation to receive inventory under these commitments exceeds expected production demand. These assumptions include, but are not limited to, future manufacturing schedules, customer demand, supplier lead time and technological and market obsolescence. If market conditions are less favorable than those projected by management, additional inventory provisions may be required.

Allowance for Doubtful Accounts

Varian Semiconductor maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products and services. Accounts with prior collectability issues or known financial issues are first reviewed and specific estimates are recorded. The remaining account receivable balance is then grouped in categories by the amount of days the balance is past due and the estimated loss is calculated as percentage of the total category. If the financial condition of Varian Semiconductor's customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

Valuation Allowance on Deferred Tax Assets

As required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" Varian Semiconductor evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. Varian Semiconductor has considered taxable income that can be carried back, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance and has concluded that no valuation allowance is required at this time. Should Varian Semiconductor determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Product Warranties

Varian Semiconductor provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. While Varian Semiconductor engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, Varian Semiconductor's warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to Varian Semiconductor. Should actual product failure rates, utilization levels, material usage,service delivery costs or supplier warranties on parts differ from Varian Semiconductor's estimates, revisions to the estimated warranty liability would be required.

Environmental Liabilities

Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or Varian Semiconductor's commitment to a formal plan of action. In situations where the various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate then future costs, the lower limit of an estimated range is accrued on a non-discounted basis. All other liabilities, which are usually where Varian Semiconductor has general sufficient knowledge to be able to better estimate the scope of costs and future activities, are accrued on a discounted basis. Should new information become available and/or different assumptions be applied in the estimation of environmental liabilities, revisions to the accrued environmental liability would be required.

Derivative Financial Instruments

Forward Exchange Contracts

As a multinational company, Varian Semiconductor faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as Varian Semiconductor's business practices evolve and could have a material adverse impact on Varian Semiconductor's financial results. Historically, Varian Semiconductor's primary exposures have resulted from non-United States dollar denominated sales and purchases in Europe and the Asia-Pacific region. Varian Semiconductor does not enter into forward exchange contracts for trading purposes. Varian Semiconductor's forward exchange contracts generally range from one to six months in original maturity. No forward exchange contract has an original maturity greater than one year.

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-United States dollar denominated currencies. Aggregate exchange gains and losses are included in marketing, general, and administrative expenses. Varian Semiconductor also hedges currency exposures that are associated with certain of its product sales denominated in Japanese Yen. In accordance with Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", these forward foreign exchange contracts are designated as hedges of anticipated product sales, and accordingly, the gains and losses resulting from the impact of currency rate movements on these contracts are not recognized in income until the underlying hedged transactions are recognized. For the three-month period ended March 29, 2002, $11 thousand was recorded in other comprehensive income to reflect the impact on currency rate movements on these contracts. Upon recognition, such gains and losses are recorded in revenue as an adjustment to the carrying amount of the underlying transactions in the period in which these transactions are recognized. Should the hedged anticipated product sales not occur within two months of the expiration of the forward foreign exchange contract, any unrealized gain or loss would be recorded in marketing, general and administrative expenses.

Lam Warrant

Pursuant to the terms of a settlement and license agreement (See also Note 10. Settlement and License Agreement) between Varian Semiconductor and Lam Research Corporation ("Lam"), Varian Semiconductor received, on December 19, 2001, a warrant to purchase 2,000,000 shares of Lam common stock at $21.30 per share, exercisable at any time prior to December 31, 2005. The warrant was valued at $22.8 million on December 19, 2001 using the Black-Sholes Model. The warrant was received in exchange for prior use by Lam of various patents owned by Varian Semiconductor and was therefore recorded as royalty revenue during the first quarter of fiscal year 2002. Under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", the warrant is treated as a derivative and has been measured at fair value. At each balance sheet date, the warrant is remeasured at fair value and all gains and losses are reported in other income (expense) under fair value accounting. The volatility in Lam's stock price and other factors result in changes to the fair value of the Lam warrant. On April 1, 2002, Varian Semiconductor completed the sale of the warrant to an unrelated third party for $28.0 million in cash.

Results of Operations

Downturn in the Industry

Varian Semiconductor's business is cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. In fiscal year 2001, semiconductor equipment manufacturers experienced a significant contraction in the demand for products due to the slowdown in economies worldwide, specifically the slowdown in technology sectors which utilize integrated circuits. Varian Semiconductor's business has been materially affected by this contraction, as revenues have decreased in each of the past five sequential consecutive quarters, from $226.4 million in the first quarter of fiscal year 2001 to $50.0 million in the first quarter of fiscal year 2002 (excluding the Lam royalty and license revenue, refer to Note 10. Settlement and License Agreement). However, for the second quarter of fiscal year 2002, revenues increased to $67.2 million. In addition, Varian Semiconductor currently expects revenues in the third quarter of fiscal year 2002 to increase to approximately $75.0 - $90.0 million. Although revenues increased during the second quarter of fiscal year 2002 and management believes that revenues in the third quarter of fiscal year 2002 will exceed second quarter revenues, this is not necessarily evidence that the downturn in the industry is over. Fluctuations in the timing and mix of product shipments, along with the completion of the installation of the product have a significant impact on revenue (see also Risk Factors and Critical Accounting Policies - Revenue Recognition). Thus, there is no guarantee that the revenue growth expected in the third quarter of fiscal year 2002 will be achieved or that revenue will continue to increase in subsequent quarters. Varian Semiconductor does not have visibility as to the length or severity of the downturn or any potential industry recovery.

The second quarter of fiscal year 2002 comprises the three-month period ended March 29, 2002 and the second quarter of fiscal year 2001 comprises the three-month period ended March 30, 2001. The six-month period of fiscal year 2002 comprises the six-month period ended March 29, 2002 and the six-month period of fiscal year 2001 comprises the six-month period ended March 30, 2001.

Revenue. The following table sets forth total revenue and revenue by segment for the three month and six month periods ended March 29, 2002 and March 30, 2001, including non-recurring royalty and license revenue of $27.8 million recognized during the first quarter of fiscal year 2002 received in connection with the settlement agreement with Lam described in more detail below.

                                                  (Dollars in millions)

                                   Second Quarter                             Six Month Period
                                   --------------                             ----------------
                         Fiscal   Fiscal                          Fiscal    Fiscal
                           Year     Year    Dollar   Percent        Year      Year    Dollar   Percent
(In thousands)             2002     2001    Change    Change        2002      2001    Change    Change
                           ----     ----    ------    ------        ----      ----    ------    ------
Product revenue           $47.9   $160.8   ($112.9)   (70.2%)     $ 82.0    $356.3  ($274.3)    (77.0%)
Service revenue           $17.1   $ 23.6     ($6.5)   (27.5%)     $ 31.2    $ 49.1   ($17.9)    (36.5%)
Royalty and license
   revenue                $ 2.2   $  4.2     ($2.0)   (47.6%)     $ 31.8    $  9.6   $ 22.2     231.3%
                          -----   ------   -------    ------      ------    ------  -------    ------
       Total revenue      $67.2   $188.6   ($121.4)   (64.4%)     $145.0    $415.0  ($270.0)    (65.1%)

The significant decrease in product, service and royalty revenue, by 64.4% and 65.1%, during the second quarter and six-month period of fiscal year 2002, respectively, was a result of the downturn in the industry, specifically the reduction in capital expenditures by semiconductor manufacturers and the industry-wide decline in demand for semiconductor devices.

Royalty and License Revenue

Pursuant to the terms of an agreement between Varian Semiconductor and Lam, Varian Semiconductor received, during the first quarter of fiscal year 2002, a warrant to purchase 2,000,000 shares of Lam common stock at $21.30 per share and a $5.0 million cash payment in exchange for prior use of certain Varian Semiconductor patents. Total royalty and license revenue recognized from Lam during the first quarter of fiscal year 2002 includes the warrant, which was valued at $22.8 million, and the $5.0 million cash payment received. Lam will continue to make quarterly cash payments of $1.25 million through December 2005 for future use of the patents. Future cash payments will be recognized as royalty and license revenue in the period they become due. (See Note 10. Settlement and License Agreement.)

Geographic Segments

The following table reflects revenue by geographic segment for the three month and six month periods ended March 29, 2002 and March 30, 2001,including the non-recurring Lam royalty and license revenue of $27.8 million recognized during the first quarter of fiscal year 2002 (see "Royalty and License Revenue").

(In thousands)
                         Second Quarter           Six Month Period
                         --------------           ----------------
                        Fiscal       Fiscal       Fiscal       Fiscal
                     Year 2002    Year 2001    Year 2002    Year 2001
                     ---------    ---------    ---------    ---------
North America*         $29,825     $ 60,041     $ 82,852     $119,896
Europe                   6,625       39,912       20,642       93,114
Japan                    6,882       19,910       10,260       48,426
Taiwan                   3,335       18,720        6,809       62,014
Korea                   18,304       21,362       21,491       42,194
Other                    2,247       28,672        2,944       49,387
                       -------     --------     --------     --------
Total revenue          $67,218     $188,617     $144,998     $415,031
                       =======     ========     ========     ========

*Primarily in the United States

The decrease in all geographic segments during both the second quarter and six-month period of fiscal year 2002 was a result of the downturn in the industry (see "Downturn in the Industry").

Varian Semiconductor's current forecast for the third quarter of fiscal year 2002 is for revenues to be in the range of $75.0 million to $90.0 million. In addition, gross margin for the third quarter of fiscal year 2002 is expected to approximate the same level as the current quarter.

Cost of Product Revenue. Cost of product revenue was $32.1 million and gross margin was 33% for the second quarter of fiscal year 2002, as compared to cost of product revenue of $99.9 million and gross margin of 38% for the same period a year ago. Cost of product revenue was $61.6 million and gross margin was 25% for the six-month period ended March 29,2002, as compared to the cost of product revenue of $212.6 million and gross margin of 40% for the same period a year. The decrease in gross margin of 5% and 15% for the second quarter of fiscal year 2002 and six-month period ended March 29, 2002, respectively, was primarily a result of the decrease in the volume of product shipments.

Cost of Service Revenue. Cost of service revenue was $10.6 million and gross margin was 38% for the second quarter of fiscal year 2002, as compared to cost of service revenue of $15.7 million and gross margin of 34% for the same period a year ago. Cost of service revenue was $18.8 million and gross margin was 40% for the six-month period ended March 29, 2002, as compared to the cost of service revenue of $31.8 million and gross margin of 35% for the same period a year ago. The increase in gross margin of 4% and 5% for the second quarter of fiscal year 2002 and six-month period ended March 29, 2002, respectively, was primarily a result of the product mix of the installations completed during the second quarter of fiscal year 2002.

Research and Development. Research and development expenses were $12.6 million for the second quarter of fiscal year 2002 as compared to $12.9 million for the same period a year ago, a decrease of $0.3 million or 2%. For the six-month period ended March 29, 2002, research and development expenses were $25.5 million, as compared to $26.8 million for the same period a year ago. The decrease was primarily a result of lower materials costs during the second quarter of fiscal year 2002. Research and development expenses are expected to increase slightly during the third quarter of fiscal year 2002 as compared to the current quarter. Varian Semiconductor continues to be committed to investment in product development, particularly the shift to 300mm, factory automation, and the transition to advanced technology nodes.

Marketing, General and Administrative. Marketing, general and administrative expenses were $18.4 million for the second quarter of fiscal year 2002 as compared to $26.7 million for the same period a year ago, a decrease of $8.3 million or 31%. For the six-month period ended march 29, 2002, marketing, general and administrative expenses were $37.4 million, as compared to $52.0 million for the same period a year ago. Marketing, general and administrative expenses decreased from the prior year mainly due to efforts to reduce spending in response to the industry downturn. Marketing, general and administrative expenses are expected to increase slightly during the third quarter of fiscal year 2002 as compared to the second quarter of fiscal year 2002 in anticipation of projected higher sales levels.

Other income. During the second quarter and six-month period ended March 29, 2002, Varian Semiconductor recorded a gain of $4.7 million and $5.1 million, respectively, in other income to reflect the fair value accounting of the Lam warrant. Varian Semiconductor received a warrant to purchase shares of Lam common stock on December 19, 2001 (See also Note 10. Settlement and License Agreement). The warrant has been treated as a derivative and is remeasured at fair value at each balance sheet date. Under fair value accounting, all gains and losses are reported in other income (expense). The volatility in Lam's stock price and other factors result in changes to the fair value of the Lam warrant. On April 1, 2002, Varian Semiconductor completed the sale of this warrant to an unrelated third party for $28.0 million in cash. No other income was recorded during the second quarter of fiscal year 2002 or the six-month period ended March 29, 2002.

Interest Income. During the second quarter of fiscal year 2002, Varian Semiconductor earned $1.3 million in interest income as compared with $2.0 million for the same period a year ago. During the six-month period ended March 29, 2002, Varian Semiconductor earned $2.9 million in interest income as compared with $4.0 million for the same period a year ago. Despite increased cash balances, interest income decreased from the comparative prior year periods due to lower short-term interest rates.

Provision for Income Taxes. Varian Semiconductor's effective income tax rate was a 92% benefit in the second quarter of fiscal year 2002 and a provision of 34% for the six-month period ended March 29, 2002. Varian Semiconductor's effective income tax rate was 33% in the second quarter of fiscal year 2001 and six-month period ended March 30,2001. The benefit in the second quarter of fiscal year 2002 reflects the normalization to the full year anticipated tax rate of 33%. The rate is lower than the United States federal statutory rate principally due to the tax benefits arising from the use of the extraterritorial income exclusion and tax credits. Future tax rates may vary from the historic rates depending on the worldwide allocation of earnings and the continuing availability of the extraterritorial income exclusion.

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

Net (Loss) Income. As a result of the foregoing factors, in the second quarter of fiscal year 2002 Varian Semiconductor recorded a net loss of $41 thousand, compared to net income of $23.7 million for the same period a year ago. The net loss per diluted share was $0.00 for the second quarter of fiscal year 2002 as compared to net income of $0.70 per diluted share for the same period a year ago. For the six-month period ended March 29, 2002, Varian Semiconductor recorded net income of $5.0 million, compared to net income of $37.2 million for the same period a year ago. The net income per diluted share was $0.14 for the six-month period ended March 29,2002, as compared to net income of $1.10 for the same period a year ago.

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

As a result of this change, Varian Semiconductor reported a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes", by a cumulative effect adjustment. Varian Semiconductor recorded a non-cash charge of $27.0 million (after reduction for income taxes of $15.7 million), or ($0.80) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2001. For fiscal year 2001, Varian Semiconductor recognized $74.8 million in revenue which is included in the cumulative effect adjustment recorded during the first quarter of fiscal year 2001. The effect of that revenue was to increase income by $20.6 million (net of $12.0 million of tax) for fiscal year 2001. For the second quarter of fiscal year 2002, Varian Semiconductor recognized $0.8 million in revenue, which is included in the cumulative effect adjustment recorded during fiscal year 2001. The effect of that revenue was to increase income by $0.5 million (net of $0.3 million of tax) for the second quarter - of fiscal year 2002. For the six-month period ended March 29, 2002, Varian Semiconductor recognized $2.0 million in revenue, which is included in the cumulative effect adjustment recorded during fiscal year 2001. The effect of that revenue was to increase income by $1.3 million (net of $0.7 million of tax) for the six-month period ended March 29, 2002.

Liquidity and Capital Resources

Cash provided by operations was $12.3 million during the six-month period ended March 29, 2002, as compared to cash provided by operations of $59.8 million during the six-month period ended March 30, 2001. In the six-month period ended March 29,2002, cash provided by operations was primarily a result of a decrease in accounts receivable of $39.4 million and a decrease in inventory of $20.0 million. The increase to cash during the six-month period ended March 29, 2002 was partially offset by non-cash consideration of $22.8 million in royalty and license income and a decrease in deferred revenue of $31.4 million. Cash provided by operations in the six-month period ended March 30,2001 came primarily from net income of $37.2 million, after adjusting for the non-cash charge of $27.0 million arising from a cumulative effect of a change in accounting principle, and a decrease in accounts receivable of $21.6 million. The increase in cash was partially offset by decreases in accounts payable of $23.8 million and deferred revenue of $16.7 million.

Varian Semiconductor used $5.7 million and $11.2 million of cash in investing activities, primarily for the purchase of property, plant and equipment, during the six-month period ended March 29, 2002 and the six-month period ended March 30, 2001, respectively.

During the six-month period ended March 29, 2002, $2.6 million of cash was used by financing activities, primarily due to repayments on short-term borrowings of $4.7 million. This was partially offset by $2.1 million for the issuance of stock upon the exercise of stock options. During the six-month period ended March 30, 2001, $2.2 million of cash from financing activities was primarily a result of additional borrowings on short-term borrowings.

Under GAAP, certain obligations and commitments are not required to be included in the financial statements. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following operating lease commitments as of March 29, 2002, have not been included in the unaudited interim consolidated financial statements included under Item 1. Financial Statements, however, they have been disclosed in the following table in order to provide an accurate picture of Varian Semiconductor's financial position. Varian Semiconductor does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Varian Semiconductor is not exposed to any financing, liquidity, market or credit risk that could arise if Varian Semiconductor had engaged in such relationships.

(In thousands)

                                                            Payments Due by Period
                                                   Less than 1       1 - 3       4 - 5      After 5
                                          Total           Year       Years       Years        Years
                                        -------    -----------      ------      ------       ------
Operating leases                        $16,070         $3,636      $5,338      $2,186       $4,910
Letter of credit                        $ 1,900          1,900           -           -            -
                                        -------         ------      ------      ------       ------
 Total operating lease commitments      $17,970         $5,536      $5,338      $2,186       $4,910
                                        =======         ======      ======      ======       ======

Varian Semiconductor also enters into purchase order commitments in the normal course of business, of which the liability is not included in the financial statements in accordance with GAAP.

As of March 29, 2002 Varian Semiconductor's subsidiary in Japan had three loans outstanding with three different financial institutions, for a total of
(Y)1,230,000,000 ($9.3 million). Varian Semiconductor also has borrowing capacity in Europe and Taiwan. There were no borrowings outstanding on either loan. (Refer to Note 6. Notes Payable and Short-term Borrowings for more details.)

Varian Semiconductor's liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. As a result of the industry downturn, Varian Semiconductor is anticipating that it will be near break-even during the third quarter of fiscal year 2002 and will utilize cash from operations during at least the next quarter. However, Varian Semiconductor's management believes that cash of $311.7 million at April 26, 2002 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments and cash requirements for the foreseeable future.

Transactions with Affiliates and Related Parties

The unaudited interim consolidated financial statements of Varian Semiconductor reflect the financial position, results of operations and cash flows of Varian Semiconductor as of and for the three months and six months ended March 29, 2002 and March 30, 2001.

Operations prior to the spin off had been part VAI. (See also Note 9. Contingencies.)

Pursuant to the Distribution Related Agreements, Varian Semiconductor received services from VMS (as successor to VAI), principally information technology services, for a defined period of time. The Distribution Related Agreements provide that, from and after the spin-off, VAI, IB, and Varian Semiconductor will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VAI and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VAI, IB, and Varian Semiconductor; the Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll, and pension liabilities) in accordance with their terms. For the periods subsequent to the spin-off, during the first six months of fiscal years 2002 and 2001, Varian Semiconductor was charged by VMS $2.8 million and $1.1 million, respectively, in settlement of these obligations.

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

Varian Semiconductor derives a substantial portion of its revenues from a small number of customers, and its business may be harmed by the loss of any one significant customer.

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

Varian Semiconductor has experienced and expects to continue to experience significant fluctuations in its quarterly financial results. From time to time, customers may reschedule or cancel shipments, production difficulties could delay shipments, or technical difficulties may delay installation of the product. A delay in shipment or customer acceptance of the product upon installation in any quarter due to these factors may cause revenues in such quarters to fall significantly below expectations, which could cause the market price of Varian Semiconductor's common stock to decline. Varian Semiconductor's financial results also fluctuate based on gross profits realized on sales. Gross profit as a percentage of revenue may vary based on a variety of factors, including the mix and average selling prices of products sold and costs to manufacture upgrades and customize systems. In addition, a number of other factors could impact Varian Semiconductor's quarterly financial results, including the following:

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

International sales accounted for 71%, 73%, and 59% of Varian Semiconductor's revenues in fiscal years 2001, 2000, and 1999, respectively, and specifically, sales to the Asia-Pacific region have accounted for a substantial portion of these revenues. Sales to the Asia-Pacific region accounted for 50%, 53%, and 39% of revenues in fiscal years 2001, 2000, and 1999, respectively. Because Varian Semiconductor relies on sales to customers in the Asia-Pacific region for a substantial portion of its revenues, its business is very likely to be adversely impacted by economic downturns and instability in that region. In fiscal year 1999, Varian Semiconductor's business was harmed by banking and currency problems in some Asia-Pacific countries. Specifically, the decline in the value of the Korean won, together with Korean customers' difficulties in obtaining credit resulted in a decline in the purchasing power of Varian Semiconductor's Korean customers. This resulted in the cancellation or delay of orders for Varian Semiconductor's products from Korean customers which adversely affected financial results in fiscal year 1999. Varian Semiconductor recorded revenues of $314.5 million to the Asia-Pacific region during fiscal year 2001. The decrease from prior year was due mainly to a decline in demand for semiconductor devices. In fiscal year 2000, Varian Semiconductor recorded revenues of $368.6 million in the Asia-Pacific region, compared with $106.4 million in fiscal year 1999, due mainly to increased demand for semiconductor devices. Varian Semiconductor's business in the Asia-Pacific region is affected by demand in each country.

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

VAI has been named by the United States Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also in various stages of environmental investigation and or remediation under the direction of, or in consultation with foreign, federal, state and local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI's sale of its Electron Devices business during fiscal year 1995, and the sale of its TFS business during fiscal year 1997). Expenditures by VMS (as successor to VAI) for environmental investigation and remediation amounted to $4.1 million in fiscal year 2001, $5.9 million in fiscal year 2000, and $2.7 million in fiscal year 1999.

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS 144 are to address significant issues relating o the implementation of FASB Statement No. 121 ("SFAS 121"), Accounting for he Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for Varian Semiconductor beginning in fiscal year 2003 and, generally, its provisions are to be applied prospectively.

Varian Semiconductor does not expect the adoption of the above mentioned pronouncements to have a material impact on Varian Semiconductor's consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

As a multinational company, Varian Semiconductor faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as Varian Semiconductor's business practices evolve and could have a material adverse impact on Varian Semiconductor's financial results. Historically, Varian Semiconductor's primary exposures have resulted from non-United States dollar denominated sales and purchases in Europe and the Asia-Pacific region. Varian Semiconductor does not enter into forward exchange contracts for trading purposes. Varian Semiconductor's forward exchange contracts generally range from one to two months in original maturity. No forward exchange contract has an original maturity greater than one year.

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S dollar denominated currencies. The aggregate exchange loss included in marketing, general, and administrative expenses was $79 thousand and $0.2 million for the second quarter and six month period of fiscal year 2002, respectively.

Outstanding forward exchange contracts as of March 29, 2002, hedged against certain assets and liabilities denominated in non-United States dollar denominated currencies, are summarized as follows:

                                                     Notional                Contract              Fair
                                                       Value                   Rate                Value
                                                       -----                   ----                -----
Foreign currency purchase contracts:
         Euro                                        $3,978,663                1.1577            $4,039,996
         British Pound                               $   45,600                0.7018            $   45,662
         Japanese Yen                                $3,106,601                132.94            $3,106,665
         Korean Won                                  $  108,374               1319.50            $  107,559
                                                     ----------                                  ----------
Total foreign currency purchase contracts            $7,239,238                                  $7,299,882

Foreign Currency Sell Contracts:
         Japanese Yen                                $3,704,497                132.27            $3,685,873
         New Taiwan Dollar                           $1,418,262                 35.25            $1,427,205
         Korean Won                                  $3,913,793               1334.00            $3,927,040
         Israeli Shekel                              $  973,916                4.7232            $  983,957
                                                     ----------                                  ----------

Total foreign currency sell contracts              $10,010,468      $10,024,075
                                                   -----------      -----------
Total contracts:                                   $17,249,706      $17,323,957
                                                   ===========      ===========

Varian Semiconductor also hedges currency exposures that are associated with certain of its product sales denominated in the Japanese Yen. In accordance with Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", these forward foreign exchange contracts are designated as hedges of anticipated product sales, and accordingly, the gains and losses resulting from the impact of currency rate movements on these contracts are not recognized in income until the underlying hedged transactions are recognized. Upon recognition, such gains and losses are recorded in revenue as an adjustment to the carrying amount of the underlying transactions in the period in which these transactions are recognized. Should the hedged anticipated product sales not occur within two months of the expiration of the forward foreign exchange contract, any unrealized gain or loss would be recorded in marketing, general and administrative. The contract amounts of forward foreign exchange contracts designated as hedges of anticipated product sales in Japanese Yen totaled $3.6 million at March 29, 2002.

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

Derivative Financial Instrument

Pursuant to the terms of an agreement between Varian Semiconductor and Lam, Varian Semiconductor received, during the first quarter of fiscal 2002, a warrant to purchase 2,000,000 shares of Lam common stock at $21.30 per share, exercisable at any time prior to December 31, 2005. Under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", the warrant is treated as a derivative and has been measured at fair value. At each balance sheet date, the warrant is remeasured at fair value and all gains and losses are reported in other income (expense) under fair value accounting. The volatility in Lam's stock price results in changes to the fair value of the Lam warrants. As such, significant gains or losses may be recognized at each future balance sheet date. A $5.1 million gain was recorded in other income during the six-month period ended March 29, 2002 to reflect the change in fair value accounting of the warrant.

Concentration of Risk

During the second quarter of fiscal year 2002 three customers, each representing 10% or greater of total revenue, accounted for 59% of total revenue. During the six-month period ended March 29, 2002, Lam accounted for 20% of total revenue and three other customers, each representing 10% or greater of total revenue, accounted for an additional 37% of total revenue (See also Note 10. Settlement and License Agreement). Excluding the Lam royalty and license revenue, three customers, each representing 10% or greater of total revenue, accounted for 47% of total revenue during the six-month period ended March 29, 2002. During the second quarter of fiscal year 2001 two customers, each representing 10% or greater of total revenue, accounted for 22% of total revenue. During the six-month period ended March 30, 2001 no customer represented 10% or greater of total revenue As of March 29, 2002 two customers, each representing 10% or greater of the total accounts receivable balance, accounted for 38% of the total accounts receivable balance. As of March 30, 2001, two customers, each representing 10% or greater of the total accounts receivable balance, accounted for 22% of the total accounts receivable balance.

                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

Information required by this Item is provided in Note 9. Commitments and Contingencies to the Unaudited Interim Consolidated Financial Statements.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were submitted to a vote of the stockholders at the 2002 Annual Meeting of Stockholders of Varian Semiconductor held on February 26, 2002: (1) the election of two nominees as Class III Directors, each to a three year term expiring at the 2005 Annual Meeting of Stockholders, (2) the approval of the adoption of Varian Semiconductor's Employee Stock Purchase Plan; and (3) the ratification of PricewaterhouseCoopers LLP as Varian Semiconductor's independent accountants for the fiscal year ending September 27, 2002. The number of shares of common stock eligible to vote as of the record date of December 28, 2001 was 32,754,377 shares. Each of these matters were approved by the requisite vote of the stockholders. Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions as to each matter, including a separate tabulation with respect to each nominee for director.

Proposal 1 - To elect two Class III Directors each to a three year term expiring at the 2005 Annual Meeting of Stockholders.

                                           For      Withheld
                                           ---      --------
         Richard A. Aurelio         25,440,149     3,496,960
         Elizabeth E. Tallett       28,927,600         9,509

Proposal 2 - To approve the adoption of Varian Semiconductor's Employee Stock Purchase Plan.

                     For          Against          Abstain
                     ---          -------          -------
              28,845,284          346,497            49,777

Proposal 3 - To ratify and approve the selection by the Board of Directors of PricewaterhouseCoopers LLP as Varian Semiconductor's independent accountants for the fiscal year ending September 27, 2002

                     For          Against          Abstain
                     ---          -------          -------
              28,870,703          338,315           32,540


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

Date: May 13, 2002