Form 10-Q
period 2002-06-28
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2002-08-09
CIK 1079023

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 28, 2002

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

    Shares of common stock outstanding at July 26, 2002:  33,753,086.

    An index of exhibits filed with this Form 10-Q is located on page 29.

                 VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                                      INDEX

     ITEM                                                                                                   PAGE
    NUMBER                                                                                                 NUMBER

PART I.                            FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
            Consolidated Balance Sheets at June 28, 2002 and September 28, 2001 .........................    3
            Consolidated Statements of Operations for the three and nine month periods
            ended June 28, 2002 and June 29, 2001 .......................................................    4
            Consolidated Statements of Cash Flows for the nine month periods ended June 28, 2002 and
            June 29, 2001 ...............................................................................    5
            Notes to the Consolidated Financial Statements ..............................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........   15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................   27

PART II.                             OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................................................   29
Item 2.  Changes in Securities and Use of Proceeds ......................................................   29
Item 3.  Defaults Upon Senior Securities ................................................................   29
Item 4.  Submission of Matters to a Vote of Security Holders ............................................   29
Item 5.  Other Information ..............................................................................   29
Item 6.  Exhibits and Reports on Form 8-K................................................................   29
            Signatures...................................................................................   30

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                                   June 28,        September 28,
                                                                                     2002              2001
                                                                                     ----              ----
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents ......................................................   $320,686          $278,641
Accounts receivable, net........................................................     53,827            85,455
Inventories, net................................................................     92,819           115,689
Deferred income taxes...........................................................     37,130            34,899
Other current assets............................................................     10,591             9,626
                                                                                   --------          --------

        Total current assets....................................................    515,053           524,310
Property, plant and equipment, net..............................................     45,628            46,288
Other assets....................................................................     16,104            17,459
                                                                                   --------          --------

        Total assets............................................................   $576,785          $588,057
                                                                                   ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable and other short-term borrowings...................................     $5,207           $15,900
Accounts payable ...............................................................     28,810            19,271
Accrued income taxes ...........................................................     13,775             2,900
Accrued expenses ...............................................................     40,881            40,249
Product warranty ...............................................................     10,266            20,075
Deferred revenue ...............................................................     48,381            81,137
                                                                                   --------          --------

        Total current liabilities ..............................................    147,320           179,532
Long-term accrued expenses......................................................      5,676             7,292
Deferred income taxes ..........................................................      1,893             1,788
                                                                                   --------          --------

        Total liabilities ......................................................    154,889           188,612

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000,000 shares, none issued
Common stock, par value $.01; authorized 150,000,000
     shares, issued and outstanding 33,730,557 at
     June 28, 2002 and 32,628,192 at September 28, 2001 ........................        337               326
Capital in excess of par value..................................................    250,512           235,700
Retained earnings ..............................................................    171,047           163,419
                                                                                   --------          --------

        Total stockholders' equity..............................................    421,896           399,445
                                                                                   --------          --------

        Total liabilities and stockholders' equity..............................   $576,785          $588,057
                                                                                   ========          ========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                 VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                           Fiscal Three Months Ended    Fiscal Nine Months Ended
                                                                           -------------------------    ------------------------
                                                                             June 28,      June 29,      June 28,      June 29,
                                                                               2002          2001          2002          2001
                                                                               ----          ----          ----          ----
REVENUE
Product revenue ..........................................................    $74,834      $122,869      $156,840      $479,201
Service revenue ..........................................................     17,635        20,390        48,843        69,504
Royalty and license revenue ..............................................      2,188         3,909        33,972        13,494
                                                                            ---------     ---------     ---------     ---------
  Total revenue ..........................................................     94,657       147,168       239,655       562,199

COST OF REVENUE
Cost of product revenue ..................................................     48,865        89,432       110,473       302,032
Cost of service revenue ..................................................      8,900        11,703        27,703        43,530
                                                                            ---------     ---------     ---------     ---------
  Total cost of revenue ..................................................     57,765       101,135       138,176       345,562

Gross profit .............................................................     36,892        46,033       101,479       216,637

OPERATING COSTS AND EXPENSES
Research and development .................................................     12,515        11,697        37,997        38,476
Marketing, general and administrative ....................................     22,086        24,412        59,451        76,435
Restructuring costs ......................................................          -             -         2,200             -
                                                                            ---------     ---------     ---------     ---------
  Total operating expenses ...............................................     34,601        36,109        99,648       114,911
                                                                            ---------     ---------     ---------     ---------

Operating income .........................................................      2,291         9,924         1,831       101,726

Interest income, net .....................................................      1,469         2,270         4,405         6,288
Other income, net ........................................................          -             -         5,149             -
                                                                            ---------     ---------     ---------     ---------
Income before income taxes and cumulative effect of
  change in accounting principle .........................................      3,760        12,194        11,385       108,014

Provision for income taxes ...............................................      1,141         4,024         3,757        35,645
                                                                            ---------     ---------     ---------     ---------

  Income before cumulative effect of change in accounting principle ......      2,619         8,170         7,628        72,369

Cumulative effect of change in accounting principle, net of tax
  of $15,724 .............................................................          -             -             -       (27,038)
                                                                            ---------     ---------     ---------     ---------
Net income ...............................................................     $2,619        $8,170        $7,628       $45,331
                                                                            =========     =========     =========     =========

Weighted average shares outstanding - basic ..............................     33,420        32,340        32,990        32,185
Weighted average shares outstanding - diluted ............................     35,269        34,457        34,827        33,911
Income per share before cumulative effect of change
  in accounting principle - basic ........................................      $0.08         $0.25         $0.23         $2.25
Income per share before cumulative effect of change
  in accounting principle - diluted ......................................      $0.07         $0.24         $0.22         $2.13
Cumulative effect of change in accounting principle - basic ..............          -             -             -        $(0.84)
Cumulative effect of change in accounting principle - diluted ............          -             -             -        $(0.79)
Net income per share - basic .............................................      $0.08         $0.25         $0.23         $1.41
Net income per share - diluted ...........................................      $0.07         $0.24         $0.22         $1.34

         The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                 VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           Fiscal Nine Months Ended
                                                                                           ------------------------
                                                                                           June 28,        June 29,
                                                                                             2002            2001
                                                                                             ----            ----
Cash flows from operating activities
   Net income ........................................................................       $7,628        $45,331
   Adjustments to reconcile net income to net cash provided by operating activities
       Cumulative effect of change in accounting principle, net of tax ...............            -         27,038
       Depreciation and amortization .................................................       10,322         10,394
       Non-cash consideration for royalty and license revenue ........................      (22,800)             -
       Realized gain on investment ...................................................       (5,149)             -
       Tax benefit from exercise of stock options. ...................................       11,633          3,544
       Deferred income taxes .........................................................       (2,121)        (9,633)
   Changes in assets and liabilities
       Accounts receivable ...........................................................       31,542         64,045
       Inventories ...................................................................       25,094         46,767
       Other current assets ..........................................................         (963)        (2,866)
       Accounts payable ..............................................................        9,491        (36,491)
       Accrued expenses ..............................................................       (1,281)         1,874
       Product warranty ..............................................................       (9,982)        (1,307)
       Deferred revenue ..............................................................      (32,970)       (34,327)
       Other .........................................................................         (673)         1,952
                                                                                          ---------      ---------
Net cash provided by operating activities ............................................       19,771        116,321
Cash flows from investing activities
   Proceeds from the sale of warrant .................................................       27,989              -
   Purchase of property, plant and equipment .........................................      (10,865)       (12,979)
                                                                                          ---------      ---------
Net cash provided by (used in) investing activities ..................................       17,124        (12,979)
Cash flows from financing activities
   Proceeds from the issuance of common stock for stock option exercises .............       14,823          4,872
   Notes payable and other short-term borrowings .....................................       (9,817)         9,424
                                                                                          ---------      ---------
Net cash provided by financing activities ............................................        5,006         14,296
                                                                                          ---------      ---------
Effects of exchange rates on cash ....................................................          144         (1,735)
                                                                                          ---------      ---------
Net increase in cash and cash equivalents ............................................       42,045        115,903
Cash and cash equivalents at beginning of period .....................................      278,641        121,692
                                                                                          ---------      ---------

Cash and cash equivalents at end of period ...........................................     $320,686       $237,595
                                                                                          =========      =========

   The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                 VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Unaudited Interim Consolidated Financial Statements

These unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual report on Form 10-K filed by Varian Semiconductor Equipment Associates, Inc. ("Varian Semiconductor") with the Securities and Exchange Commission for the fiscal year ended September 28, 2001. In the opinion of Varian Semiconductor, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein (except Note 2). The results of operations for the three and nine-month periods ended June 28, 2002 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

Products are classified as established products if post-delivery acceptance provisions and the installation process have been determined to be routine, commercially inconsequential and perfunctory, due to the fact that the acceptance provisions are generally a replication of pre-shipment procedures and there is an established history of installations. The majority of products are designed and manufactured to meet the contractual customer specifications. To ensure customer specifications are satisfied, the systems are tested at Varian Semiconductor's manufacturing facility prior to shipment. To the extent that customers' conditions can not be replicated in Varian Semiconductor's facilities or if there is not a demonstrated history of meeting newer in-field customer specifications, then the product is classified as new for revenue recognition purposes.

Service revenue includes maintenance and service contracts, paid service and installation services. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Revenue related to paid services are recorded when earned and the revenue related to installation is recorded upon fulfillment of the service obligation. Royalty and license revenue is recognized when contractual obligations are met, evidence of an arrangement exists, fees are fixed or determinable and collection is reasonably assured.

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

As a result of this change, Varian Semiconductor reported a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes," by a cumulative effect adjustment. Varian Semiconductor recorded a non-cash charge of $27.0 million (after reduction for income taxes of $15.7 million), or ($0.79) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2001. For the third quarter of fiscal year 2002, Varian Semiconductor recognized $0.9 million in revenue, which is included in the cumulative effect adjustment recorded during fiscal year 2001. The effect of that revenue was to increase income by $0.6 million (net of $0.3 million of tax) for the third quarter of fiscal year 2002. For the nine-month period ended June 28, 2002, Varian Semiconductor recognized $2.9 million in revenue, which is included in the cumulative effect adjustment recorded during fiscal year 2001. The effect of that revenue was to increase income by $1.9 million (net of $1.0 million of tax) for the nine-month period ended June 28, 2002.

The results of the three and nine-month periods ended June 29, 2001 have been adjusted to reflect the adoption of SAB101.

Reclassifications

Certain items in the prior year's consolidated financial statements have been reclassified to conform to the current presentation of the financial statements.

Note 3. Computation of Net Income Per Share

Basic income per share is calculated based on net income and the weighted average number of shares outstanding during the reporting period. Diluted income per share includes additional dilution from stock issuable pursuant to the exercise of the stock options outstanding. For purposes of the diluted income per share calculation, the additional shares issuable upon exercise of stock options were determined using the treasury stock method.

A reconciliation of the numerator and denominator used in the income per share calculations is presented as follows:

                                                                       Fiscal Three Months Ended      Fiscal Nine Months Ended
                                                                       -------------------------      ------------------------
                                                                        June 28,       June 29,        June 28,      June 29,
                                                                          2002           2001            2002          2001
                                                                          ----           ----            ----          ----
                                                                               (In thousands, except per share amounts)
Numerator:
Income before cumulative effect of change in accounting principle ...    $2,619          $8,170          $7,628        $72,369

Cumulative effect of change in accounting principle, net of tax .....        --              --              --        (27,038)
                                                                        -------        --------        --------      ---------

Net income ..........................................................    $2,619          $8,170          $7,628        $45,331
                                                                        =======        ========        ========      =========
Denominator:
Denominator for basic income per share-
Weighted average shares outstanding .................................    33,420          32,340          32,990         32,185
Effect of dilutive securities:
Stock options .......................................................     1,849           2,117           1,837          1,726
                                                                        -------        --------        --------      ---------

Denominator for diluted income per share ............................    35,269          34,457          34,827         33,911
                                                                        =======        ========        ========      =========
Income per share before cumulative effect of
      change in accounting principle - basic ........................     $0.08           $0.25           $0.23          $2.25
Income per share before cumulative effect of
      change in accounting principle - diluted ......................     $0.07           $0.24           $0.22          $2.13
Cumulative effect of change in accounting principle - basic                   -               -               -         $(0.84)
Cumulative effect of change in accounting principle - diluted                 -               -               -         $(0.79)
Net income per share - basic ........................................     $0.08           $0.25           $0.23          $1.41
Net income per share - diluted ......................................     $0.07           $0.24           $0.22          $1.34

For the three and nine-month periods ended June 28, 2002, options to purchase 751,184 and 680,970 common shares, at a weighted average exercise prices of $51.48 and $51.92, were excluded from the computation due to their exercise price exceeding the market value of the underlying common stock. For the three and nine month periods ended June 29, 2001, options to purchase 671,691 and 973,989 common shares, at a weighted average exercise prices of $53.00 and $45.75, respectively, were excluded from the computation due to their exercise price exceeding the market value of the underlying common stock.

As of June 28, 2002, Varian Semiconductor had outstanding options to purchase an aggregate of 5,687,377 shares of its common stock at a weighted average price of $23.30. Of these options, options to purchase an aggregate of 3,865,789 shares at a weighted average price of $18.96 were fully vested and exercisable.

Note 4.  Accounts Receivable

Accounts receivable consist of the following:

                                                June 28,       September 28,
                                                  2002             2001
                                                  ----             ----
                                                      (In thousands)

     Billed receivables .....................    $57,300          $92,348
     Allowance for doubtful accounts ........     (3,473)          (6,893)
                                                --------         --------

           Accounts receivable, net .........    $53,827          $85,455
                                                ========         ========

Note 5. Inventories

The components of inventories are as follows:

                                          June 28,       September 28,
                                            2002             2001
                                            ----             ----
                                                (In thousands)

     Raw materials and parts ..........    $22,132           $32,002
     Work in process ..................     31,306            13,775
     Finished goods ...................     39,381            69,912
                                          --------         ---------

        Total inventories .............    $92,819          $115,689
                                          ========          =========

Note 6. Notes Payable and Short-term Borrowings

As of June 28, 2002 and September 28, 2001, Varian Semiconductor's subsidiary in Japan had three credit facilities available with three different financial institutions. Maximum available borrowings on each of the three loans were as follows: (Y)590,000,000 ($4.9 million at June 28, 2002), (Y)500,000,000 ($4.2 million at June 28, 2002), and (Y)1,000,000,000 ($8.4 million at June 28, 2002).
The loans are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. Interest rates range from the short-term prime rate to the Tokyo interbank offered rate + 1.75% (approximately 1.38% to 1.86% at June 28, 2002 and September 28, 2001). The loans mature every 30 to 90 days and are normally rolled over into new 30 to 90 day loans upon maturity. Total outstanding borrowings at June 28, 2002 were (Y)590,000,000, or $4.9 million, and at September 28, 2001 were (Y)1,790,000,000, or $15.2 million.

Varian Semiconductor also has borrowing capacity in Europe, Korea and Taiwan. In June 2002, Varian Semiconductor's European subsidiary renewed a credit facility which includes overdraft protection of Euro 2.5 million ($2.5 million at June 28, 2002). Interest accrues at the Euro base rate + 1.5% (approximately 5.5% to 6.0% at June 28, 2002 and September 28, 2001). In April 2002, Varian Semiconductor's subsidiary in Korea closed a $3.0 million credit facility. Any outstanding borrowings accrue interest at the local base rate + 1.6% (approximately 6.0% to 6.4% at June 28, 2002 and September 28, 2001) and is payable on demand. In July 2001, Varian Semiconductor's subsidiary in Taiwan closed a $1.0 million credit facility. The credit facility accrues interest at the local base rate + 1.3% (approximately 3.25% and 3.95% at June 28, 2002 and September 28, 2002 and is payable on demand. All three credit facilities are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of June 28, 2002 or September 28, 2001 on any of the three loans.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)"("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.

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

Operating Segments

For the three months ended June 28, 2002 and June 29, 2001(in thousands):

                                                                                      Research and
                                                                                      Development
                                 Product Segment          Services Segment              Segment                    Total
                                 ---------------          ----------------              -------                    -----
                               FY2002      FY2001       FY2002       FY2001       FY2002       FY2001       FY2002       FY2001
                               ------      ------       ------       ------       ------       ------       ------       ------
Revenues ................     $74,834    $122,869      $17,635      $20,390       $2,188       $3,909      $94,657      $147,168
Gross profit ............      25,969      33,437        8,735        8,687        2,188        3,909       36,892        46,033

For the nine months ended June 28, 2002 and June 29, 2001 (in thousands):

                                                                                     Research and
                                                                                      Development
                                 Product Segment          Services Segment              Segment                    Total
                                 ---------------          ----------------              -------                    -----
                              FY2002        FY2001       FY2002      FY2001       FY2002       FY2001       FY2002       FY2001
                              ------        ------       ------      ------       ------       ------       ------       ------
Revenues ................    $156,840     $479,201     $48,843      $69,504      $33,972      $13,494     $239,655      $562,199
Gross profit ............      46,367      177,169      21,140       25,974       33,972       13,494      101,479       216,637

Geographic Information

Sales to Unaffiliated Customers (by location of the operation, in thousands)

                                                              Fiscal Three Months Ended            Fiscal Nine Months Ended
                                                              -------------------------            ------------------------
                                                            June 28, 2002   June 29, 2001       June 28, 2002     June 29, 2001
                                                            -------------   -------------       -------------     -------------
   United States ................................               $88,801        $134,554              $222,419         $551,873
   International ................................                37,892          66,158                88,855          241,320
   Eliminations & other .........................               (32,036)        (53,544)              (71,619)        (230,994)
                                                              ---------       ---------             ---------       ----------

         Total ..................................               $94,657        $147,168              $239,655         $562,199
                                                              =========       =========             =========       ==========

The following tables summarize revenue, depreciation and amortization and total assets by reportable geographic segment (in thousands). Total revenue is based on the final destination of products sold.


                                             North
                                            America       Europe        Japan       Taiwan       Korea        Other       Total
                                            -------       ------        -----       ------       -----        -----       -----
Three months ended
June 28, 2002
Revenue ...............................      $26,277      $16,515       $9,781     $18,057      $20,490       $3,537     $94,657
Depreciation and amortization .........        2,754           73           93          14           66            6       3,006
Total assets ..........................      509,969       15,722       30,394       5,606       12,332        2,762     576,785

June 29, 2001
Revenue ...............................      $46,208      $23,291      $32,066     $16,496      $18,718      $10,389    $147,168



Depreciation and amortization ...........      3,300           79           59          26          132            6       3,602
Total assets ............................    491,638       30,951       56,174       2,720       14,579        3,040     599,102

Nine months ended
June 28, 2002
Revenue .................................   $109,129     $ 37,157      $20,041     $24,866      $41,981      $ 6,481    $239,655
Depreciation and amortization ...........      9,740          103          191          46          231           11      10,322

June 29, 2001
Revenue .................................   $166,104     $116,405      $80,492     $78,510      $60,912      $59,776    $562,199
Depreciation and amortization ...........      9,541          330          139          71          294           19      10,394

Note 9. Commitments and Contingencies

Varian Semiconductor is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Varian Semiconductor.

Environmental Remediation

Prior to the spin-off of Varian Semiconductor from Varian Associates, Inc. ("VAI") on April 2, 1999, Varian Semiconductor's business was operated as the Semiconductor Equipment Business ("SEB") of VAI. On April 2, 1999, VAI contributed its Instruments Business ("IB") to Varian, Inc. ("VI"), and changed its name to Varian Medical Systems, Inc. ("VMS"). These transactions were accomplished under the terms of a distribution agreement by and among Varian Semiconductor, VI and VAI (collectively, the "Distribution Related Agreements"). VAI has been named by the United States Environmental Protection Agency or third parties as a potentially responsible party under CERCLA, at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI's sale of its Electron Devices business during fiscal year 1995, and the sale of its Thin Film Systems ("TFS") business during fiscal year 1997). Expenditures by VMS (as successor to
VAI) for environmental investigation and remediation amounted to $1.1 million and $2.6 million in the third quarter and first nine months of fiscal year 2002, respectively.

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of June 28, 2002, VMS nonetheless estimated that the future exposure for environmental investigation and remediation costs for these sites and facilities ranged in the aggregate from $7.7 million to $22.9 million. The time frame over which these costs are expected to be incurred varies with each site or facility, ranging up to approximately 30 years as of June 28, 2002. Management of VMS believes that no amount in the foregoing range of estimated future costs is more probable of being incurred than any other amount in such range and therefore VMS has accrued $7.7 million in estimated environmental costs as of June 28, 2002.

As to other sites and facilities, VMS has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. As of June 28, 2002, VMS estimated that the future exposure for environmental investigation and remediation costs for these sites and facilities ranged in the aggregate from $35.3 million to $72.3 million. The time frame over which VMS expects to incur these costs varies with each site and facility, ranging up to approximately 30 years as of June 28, 2002. As to each of these sites and facilities, management of VMS determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $40.8 million at June 28, 2002. VMS accordingly accrued $27.0 million, which represents its best estimate of the future costs discounted at 7%, net of inflation. This reserve is in addition to the $7.7 million described in the preceding paragraph.

Under the Distribution Related Agreements, Varian Semiconductor has agreed to indemnify VMS and VI for one-third of these environmental investigation and remediation costs, as adjusted for insurance proceeds in respect of these environmental costs and for the tax benefits expected to be realized by VMS upon the payment of Varian Semiconductor's protection of these environmental costs.

As of June 28, 2002, Varian Semiconductor's reserve for its portion of environmental liabilities, based upon future environmental related costs estimated by VMS as of that date and included in long-term and current accrued expenses amounted to $7.6 million, of which $2.2 million was classified as current.

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

Varian Semiconductor evaluates its liability for environmentally related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies where Varian Semiconductor believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, VAI filed a lawsuit against thirty-six insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements with respect to these lawsuits in prior years. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of Varian Semiconductor's past and future environmentally related expenditures. Varian Semiconductor therefore has a receivable of $1.4 million in other assets at June 28, 2002, as its portion of the insurance recoveries. Although VMS intends to aggressively pursue additional insurance recoveries, Varian Semiconductor has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

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

In September 2000, Varian Semiconductor and Applied Materials settled their patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, Varian Semiconductor recorded a gain of $16.0 million ($10.8 million after taxes) relating to this litigation settlement. Varian Semiconductor maintains a reserve to cover any residual indemnification obligations described above. Included in current liabilities and classified as an estimated loss contingency was $2.7 million, as of June 28, 2002 and September 28, 2001.

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

Note 10. Settlement and License Agreement

On December 19, 2001, Varian Semiconductor and Lam Research Corporation ("Lam") resolved the patent infringement litigation between the two parties, which was originally filed in October 1993, by Varian Semiconductor granting Lam a license under certain patents. Additionally, all claims and counterclaims have been dismissed in accordance with the agreement. The lawsuit involved Varian Semiconductor's assertion that Lam infringed three Varian patents that relate to the use of low pressure gas to assist in the heating and cooling of semiconductor wafers during various manufacturing processes, and Lam's denial that the patents are valid or infringed. Under the agreement, Varian Semiconductor has granted a license to Lam for the patents in return for the payment of $20.0 million, with $5.0 million paid immediately in exchange for prior use of the patents. The remaining $15.0 million will be paid in 12 quarterly installments through December 2005 and is in exchange for future use of the patents. As further payment for past royalties, Lam issued to Varian Semiconductor a warrant to purchase 2,000,000 shares of Lam common stock for $21.30 per share, exercisable at any time prior to December 31, 2005. The fair value of the warrant was $22.8 million upon receipt on December 19, 2001, and has been recognized as royalty and license revenue during the first quarter of fiscal year 2002. In addition, the $5.0 million cash payment was recognized as royalty and license revenue during the first quarter of fiscal year 2002 and the remaining $15.0 million in cash payments to be received will be recognized as royalty and license revenue when due. Under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", the warrant was treated as a derivative and was measured at fair value. At each balance sheet date, the warrant was remeasured at fair value and all gains and losses are reported in other income, net. A gain was recorded in other income in the amount of $5.1 million during the first six months of fiscal year 2002, to reflect the change in fair value of the warrant. On April 1, 2002, Varian Semiconductor completed the sale of the Lam warrant to an unrelated third party for $28.0 million in cash.

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

Note 12. Sale of Receivables

Varian Semiconductor has an agreement with two banks to sell specific Japanese Yen denominated receivables, subject to recourse provisions. During 2002, approximately $9.1 million of receivables were sold under these arrangements. As of June 28, 2002 and September 28, 2001, approximately $4.5 million and $0.7 million, respectively, of receivables sold to the bank remained outstanding. Varian Semiconductor does not believe it is materially at risk for any losses as a result of this agreement.

Note 13. Derivative Financial Instruments

Varian Semiconductor uses derivative instruments to protect its interests from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor continued its policy of hedging its current foreign currency exposures and in the second quarter of fiscal year 2002 began to hedge a portion of its anticipated foreign currency exposures with hedging instruments having maturities of up to twelve months.

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

Varian Semiconductor's international sales are primarily denominated in United States dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in Other Comprehensive Income ("OCI"). Any measured ineffectiveness is included immediately in marketing, general and administrative in the Consolidated Statements of Operations. There has been no amount of ineffectiveness recognized during the year. OCI associated with hedges of foreign currency sales are reclassified to revenue upon recognition in income of the underlying hedged exposure. All amounts reported in OCI have been reclassified to revenue as of June 28, 2002. OCI activity during the year (in thousands):

     Balance, September 28, 2001 .............................       $   --
         Effective portion of cash flow hedging instruments ..           11
         Reclassified to revenue .............................          (11)
                                                                       ----
     Balance, June 28, 2002 ..................................       $   --

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

Products are classified as established products if post-delivery acceptance provisions and the installation process have been determined to be routine, commercially inconsequential and perfunctory, due to the fact that the acceptance provisions are generally a replication of pre-shipment procedures and there is an established history of installations. The majority of products are designed and manufactured to meet the contractual customer specifications. To ensure customer specifications are satisfied, the systems are tested at Varian Semiconductor's manufacturing facility prior to shipment. To the extent that customers' conditions can not be replicated in Varian Semiconductor's facilities or if there is not a demonstrated history of meeting newer in-field customer specifications, then the product is classified as new for revenue recognition purposes.

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

Allowance for Doubtful Accounts

Varian Semiconductor maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products and services. Accounts with prior collectability issues or known financial issues are first reviewed and specific estimates are recorded. The remaining account receivable balance is then grouped in categories by the amount of days the balance is past due and the estimated loss is calculated as a percentage of the total category based upon past history. If the financial condition of Varian Semiconductor's customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

Valuation Allowance on Deferred Tax Assets

As required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" Varian Semiconductor evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. Varian Semiconductor has considered taxable income that can be carried back, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance and has concluded that no valuation allowance is required at this time. An adjustment to the deferred tax asset would be charged to income in the period such determination was made if Varian Semiconductor determined that it would not be able to realize all or part of its deferred tax asset in the future.

Product Warranties

Varian Semiconductor provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. While Varian Semiconductor engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, Varian Semiconductor's warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to Varian Semiconductor. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from Varian Semiconductor's estimates, revisions to the estimated warranty liability would be required.

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

Results of Operations

Industry

Varian Semiconductor's business is highly cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. In fiscal year 2001, semiconductor equipment manufacturers experienced a significant contraction in the demand for products due to the slowdown in economies worldwide, specifically the slowdown in technology sectors which utilize integrated circuits. Varian Semiconductor's business has been materially affected by this contraction, as revenues had decreased five sequential consecutive quarters, from $226.4 million in the first quarter of fiscal year 2001 to $50.0 million in the first quarter of fiscal year 2002 (excluding the Lam royalty and license revenue, refer to Note 10. Settlement and License Agreement). However, for the second and third quarters of fiscal year 2002, revenues increased to $67.2 million and $94.7 million, respectively. Although revenues increased during the second and third quarters of fiscal year, this is not necessarily evidence that the downturn in the industry is over. Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product have a significant impact on revenue (see also Risk Factors and Critical Accounting Policies - Revenue Recognition). Varian Semiconductor does not have visibility as to the length or sustainability of any potential industry recovery.

The third quarter of fiscal year 2002 comprises the three-month period ended June 28, 2002 and the third quarter of fiscal year 2001 comprises the three-month period ended June 29, 2001. The nine-month period of fiscal year 2002 comprises the nine-month period ended June 28, 2002 and the nine-month period of fiscal year 2001 comprises the nine-month period ended June 29, 2001.

Revenue. The following table sets forth total revenue and revenue by operating segment for the three and nine-month periods ended June 28, 2002 and June 29, 2001, including non-recurring royalty and license revenue of $27.8 million recognized during the first quarter of fiscal year 2002 received in connection with the settlement agreement with Lam described in more detail below.

                              (Dollars in millions)

                                                           Third Quarter                             Nine-Month Period
                                                           -------------                             -----------------
                                              Fiscal  Fiscal                              Fiscal     Fiscal
                                               Year    Year      Dollar     Percent        Year       Year      Dollar     Percent
(In thousands)                                 2002    2001      Change      Change        2002       2001      Change     Change
                                               ----    ----      ------      ------        ----       ----      ------     ------
Product revenue .........................      $74.8   $122.9    ($48.1)     (39.1%)       $156.8      $479.2   ($322.4)    (67.3%)
Service revenue .........................       17.7     20.4      (2.7)     (13.2%)         48.9        69.5     (20.6)    (29.6%)
Royalty and license
     Revenue ............................        2.2      3.9      (1.7)     (43.6%)         34.0        13.5      20.5     151.9%
                                               -----   ------    ------      -----         ------      ------  --------     -----
Total revenue ...........................      $94.7   $147.2    ($52.5)     (35.7%)       $239.7      $562.2   ($322.5)    (57.4%)

The significant decrease in revenue, by 35.7% and 57.4% during the third quarter and nine-month period of fiscal year 2002, respectively, was a result of the downturn in the industry, specifically the reduction in capital expenditures by semiconductor manufacturers and the industry-wide decline in demand for semiconductor devices.

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

Geographic Segments

The following table reflects revenue by geographic segment for the three month and nine month periods ended June 28, 2002 and June 29, 2001, including the non-recurring Lam royalty and license revenue of $27.8 million recognized during the first quarter of fiscal year 2002 (see "Royalty and License Revenue").

(In thousands)

                                                        Third Quarter                Nine-Month Period
                                                        -------------                -----------------
                                                       Fiscal        Fiscal         Fiscal          Fiscal
                                                    Year 2002     Year 2001      Year 2002       Year 2001
                                                    ---------     ---------      ---------       ---------
North America* ..................................     $26,277       $46,208       $109,129        $166,104
Europe ..........................................      16,515        23,291         37,157         116,405
Japan ...........................................       9,781        32,066         20,041          80,492
Taiwan ..........................................      18,057        16,496         24,866          78,510
Korea ...........................................      20,490        18,718         41,981          60,912
Other ...........................................       3,537        10,389          6,481          59,776
                                                      -------      --------       --------        --------

Total revenue ...................................     $94,657      $147,168       $239,655        $562,199
                                                      =======      ========       ========        ========

*Primarily in the United States

The decrease in a majority of the geographic segments during both the nine-month period of fiscal year 2002 was a result of the downturn in the industry (see "Industry"). During the third quarter of fiscal year 2002 there was an increase in revenue in the Taiwan and Korea segments compared to the same quarter a year ago due to increased capacity requirements for memory devices from a limited number of customers. Revenue decreased for all other geographic segments during the third quarter of fiscal year 2002 compared to the third quarter of fiscal year 2001.

Cost of Product Revenue. Cost of product revenue was $48.9 million and gross margin was 35% for the third quarter of fiscal year 2002, as compared to cost of product revenue of $89.4 million and gross margin of 27% for the same period a year ago. Cost of product revenue was $110.5 million and gross margin was 30% for the nine-month period ended June 28,2002, as compared to the cost of product revenue of $302.0 million and gross margin of 37% for the same period a year. The increase in gross margin of 8% for the third quarter of fiscal year 2002 compared to the same period a year ago was primarily due to better factory utilization and tight inventory management, somewhat offset by downward pressure on selling prices of systems. The decrease in gross margin of 7% for the nine-month period ended June 28, 2002, was primarily a result of the decrease in the volume of product shipments. Gross margin on product revenue for the fourth quarter of fiscal year 2002 may decrease slightly from the third quarter due to price pressure.

Cost of Service Revenue. Cost of service revenue was $8.9 million and gross margin was 50% for the third quarter of fiscal year 2002, as compared to cost of service revenue of $11.7 million and gross margin of 43% for the same period a year ago. Cost of service revenue was $27.7 million and gross margin was 43% for the nine-month period ended June 28, 2002, as compared to the cost of service revenue of $43.5 million and gross margin of 37% for the same period a year ago. The increase in gross margin of 7% and 6% for the third quarter of fiscal year 2002 and nine-month period ended June 28, 2002, respectively, was primarily a result of the product mix of the installations completed and reduced field costs.

Research and Development. Research and development expenses were $12.5 million for the third quarter of fiscal year 2002 as compared to $11.7 million for the same period a year ago, an increase of $0.8 million or 7%. For the nine-month period ended June 28, 2002, research and development expenses were $38.0 million, as compared to $38.5 million for the same period a year ago. Research and development expenses are expected to increase during the fourth quarter of fiscal year 2002, as compared to the third quarter of fiscal year 2002. Varian Semiconductor continues to be committed to investment in product development, particularly the shift to 300mm, factory automation, and the transition to advanced technology nodes.

Marketing, General and Administrative. Marketing, general and administrative expenses were $22.1 million for the third quarter of fiscal year 2002 as compared to $24.4 million for the same period a year ago, a decrease of $2.3 million or 9%. For the nine-month period ended June 28, 2002, marketing, general and administrative expenses were $59.5 million, as compared to $76.4 million for the same period a year ago. Marketing, general and administrative expenses decreased from the prior year mainly due to efforts to reduce spending in response to the industry downturn. Marketing, general and administrative expenses are expected to approximate the same level in the fourth quarter of fiscal year 2002 as the third quarter of fiscal year 2002. In addition, Varian Semiconductor expects to record a restructuring charge, of approximately $1 million, during the fourth quarter of fiscal year 2002 related to the consolidation of several offices.

Interest Income. During the third quarter of fiscal year 2002, Varian Semiconductor earned $1.5 million in interest income as compared with $2.3 million for the same period a year ago. During the nine-month period ended June 28, 2002, Varian Semiconductor earned $4.4 million in interest income as compared with $6.3 million for the same period a year ago. Despite increased cash balances, interest income decreased from the comparative prior year periods due to lower short-term interest rates.

Other income. During the six-month period ended March 29, 2002, Varian Semiconductor recorded a gain of $5.1 million in other income to reflect the fair value accounting of the Lam warrant. Varian Semiconductor received a warrant to purchase shares of Lam common stock on December 19, 2001 (See also
Note 10. Settlement and License Agreement). The warrant was treated as a derivative and was remeasured at fair value at each balance sheet date. Under fair value accounting, all gains and losses were reported in other income (expense). The volatility in Lam's stock price and other factors resulted in changes to the fair value of the Lam warrant. On April 1, 2002, Varian Semiconductor completed the sale of this warrant to an unrelated third party for $28.0 million in cash. No other income was recorded during the third quarter of fiscal year 2002.

Provision for Income Taxes. Varian Semiconductor's effective income tax rate was 33% for the nine-month period ended June 28, 2002, approximately the same as the prior year. The rate is lower than the United States federal statutory rate principally due to the tax benefits arising from the use of the extraterritorial income exclusion and tax credits. Future tax rates may vary from the historic rates depending on the worldwide allocation of earnings and the continuing availability of the extraterritorial income exclusion.

Cumulative Effect of Change in Accounting Principle, Net of Tax. Varian Semiconductor reported a change in accounting principle for the adoption of SAB 101 in accordance with APB Opinion No. 20, "Accounting Changes," by a cumulative effect adjustment. Varian Semiconductor recorded a non-cash charge of $27.0 million (after reduction for income taxes of $15.7 million), or ($0.79) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year 2001.

Net Income. As a result of the foregoing factors, in the third quarter of fiscal year 2002 Varian Semiconductor recorded net income of $2.6 million, compared to net income of $8.2 million for the same period a year ago. The net income per diluted share was $0.07 for the third quarter of fiscal year 2002, as compared to net income of $0.24 per diluted share for the same period a year ago. For the nine-month period ended June 28, 2002, Varian Semiconductor recorded net income of $7.6 million, compared to net income of $45.3 million for the same period a year ago. The net income per diluted share was $0.22 for the nine-month period ended June 28, 2002, as compared to net income per diluted share of $1.34 for the same period a year ago.

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

As a result of this change, Varian Semiconductor reported a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes", by a cumulative effect adjustment. Varian Semiconductor recorded a non-cash charge of $27.0 million (after reduction for income taxes of $15.7 million), or ($0.79) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2001. For the third quarter of fiscal year 2002, Varian Semiconductor recognized $0.9 million in revenue, which is included in the cumulative effect adjustment recorded during fiscal year 2001. The effect of that revenue was to increase income by $0.6 million (net of $0.3 million of tax) for the third quarter of fiscal year 2002. For the nine-month period ended June 28, 2002, Varian Semiconductor recognized $2.9 million in revenue, which is included in the cumulative effect adjustment recorded during fiscal year 2001. The effect of that revenue was to increase income by $1.9 million (net of $1.0 million of tax) for the nine-month period ended June 28, 2002.

The results of the three and nine-month periods ended June 29, 2001 have been adjusted to reflect the adoption of SAB 101.

Liquidity and Capital Resources

Cash provided by operations was $19.8 million during the nine-month period ended June 28, 2002, as compared to cash provided by operations of $116.3 million during the nine-month period ended June 29, 2001. In the nine-month period ended June 28, 2002, cash provided by operations was primarily a result of a decrease in accounts receivable of $31.5 million and a decrease in inventories of $25.1 million. The increase to cash during the nine-month period ended June 28, 2002 was partially offset by non-cash consideration of $22.8 million in royalty and license income and a decrease in deferred revenue of $33.0 million. Cash provided by operations in the nine-month period ended June 29, 2001 came primarily from net income of $45.3 million, after adjusting for the non-cash charge of $27.0 million arising from a cumulative effect of a change in accounting principle, and a decrease in accounts receivable of $64.0 million and inventory of $46.8 million. The increase in cash was partially offset by decreases in accounts payable of $36.5 million and deferred revenue of $34.3 million.

Cash provided by investing activities was $17.1 million during the nine-month period ended June 28, 2002, including $28.0 million that was generated from the sale of the Lam warrant on April 1, 2002 (refer to Note 10 Settlement and License Agreement). This was partially offset by purchases of property plant and equipment of $10.9 million. Varian Semiconductor used $13.0 million of cash during the nine-month period ended June 29, 2001, all of which was for the purchase of property, plant and equipment.

During the nine-month period ended June 28, 2002, $5.0 million of cash was provided by financing activities, of which $14.8 million was generated from the issuance of stock upon the exercise of stock options. This was partially offset by $9.8 million in repayments on short-term borrowings. During the nine-month period ended June 29, 2001, $14.3 million of cash was provided by financing activities, of which $4.9 million was generated form the issuance of stock upon the exercise of stock options and $9.4 million was provided by proceeds from short-term borrowings.

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheet. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of June 28, 2002, have not been included in the unaudited interim consolidated financial statements included under Item
1. Financial Statements, however, they have been disclosed in the following table in order to provide a more accurate picture of Varian Semiconductor's financial position and liquidity. Varian Semiconductor does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Varian Semiconductor is not exposed to any financing, liquidity, market or credit risk that could arise if Varian Semiconductor had engaged in such relationships.

(In thousands)

                                                                        Payments Due by Period
                                                             Less than 1          1 - 3           4 - 5        After 5
                                                    Total           Year          Years           Years          Years
                                                    -----           ----          -----           -----          -----
Operating leases .............................    $14,435         $3,649         $4,789          $2,174         $3,823
Letter of credit .............................      1,900          1,900              -               -              -
                                                  -------         ------         ------          ------         ------
  Total operating lease commitments ..........    $16,335         $5,549         $4,789          $2,174         $3,823
                                                  =======         ======         ======          ======         ======

Varian Semiconductor also enters into purchase order commitments in the normal course of business, of which the liability is not included in the financial statements in accordance with GAAP.

As of June 28, 2002 and September 28, 2001, Varian Semiconductor's subsidiary in Japan had three credit facilities available with three different financial institutions. Maximum available borrowings on each of the three loans were as follows: (Y)590,000,000 ($4.9 million at June 28, 2002), (Y)500,000,000 ($4.2 million at June 28, 2002), and (Y)1,000,000,000 ($8.4 million at June 28, 2002).
The loans are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. Interest rates range from the short-term prime rate to the Tokyo interbank offered rate + 1.75% (approximately 1.38% to 1.86% at June 28, 2002 and September 28, 2001). The loans mature every 30 to 90 days and are normally rolled over into new 30 to 90 day loans upon maturity. Total outstanding borrowings at June 28, 2002 were (Y)590,000,000, or $4.9 million, and at September 28, 2001 were (Y)1,790,000,000, or $15.2 million.

Varian Semiconductor also has borrowing capacity in Europe, Korea and Taiwan. In June 2002, Varian Semiconductor's European subsidiary renewed a credit facility which includes overdraft protection of Euro 2.5 million ($2.5 million at June 28, 2002). Interest accrues at the Euro base rate + 1.5% (approximately 5.5% to 6.0% at June 28, 2002 and September 28, 2001). In April 2002, Varian Semiconductor's subsidiary in Korea closed a $3.0 million credit facility. Any outstanding borrowings accrue interest at the local base rate + 1.6% (approximately 6.0% to 6.4% at June 28, 2002 and September 28, 2001) and is payable on demand. In July 2001, Varian Semiconductor's subsidiary in Taiwan closed a $1.0 million credit facility. The credit facility accrues interest at the local base rate + 1.3% (approximately 3.25% and 3.95% at June 28, 2002 and September 28, 2002 and is payable on demand. All three credit facilities are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of June 28, 2002 or September 28, 2001 on any of the three loans.

Varian Semiconductor has an agreement with two banks to sell specific Japanese Yen denominated receivables, subject to recourse provisions. During 2002, approximately $9.1 million of receivables were sold under these arrangements. As of June 28, 2002 and September 28, 2001, approximately $4.5 million and $0.7 million, respectively, of receivables sold to the bank remained outstanding. Varian Semiconductor does not believe it is materially at risk for any losses as a result of this agreement.

Varian Semiconductor's liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash of $320.7 million at June 28, 2002 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments and cash requirements for the foreseeable future.

Transactions with Affiliates and Related Parties

The unaudited interim consolidated financial statements of Varian Semiconductor reflect the financial position, results of operations and cash flows of Varian Semiconductor as of and for the three months and nine months ended June 28, 2002 and June 29, 2001.

Operations prior to the spin off had been part VAI. (See also Note 9. Commitments and Contingencies.)

Pursuant to the Distribution Related Agreements, Varian Semiconductor received services from VMS (as successor to VAI), principally information technology services, for a defined period of time. The Distribution Related Agreements provide that, from and after the spin-off, VAI, IB, and Varian Semiconductor will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VAI and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VAI, IB, and Varian Semiconductor; the Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll, and pension liabilities) in accordance with their terms. For the periods subsequent to the spin-off, during the first nine months of fiscal years 2002 and 2001, Varian Semiconductor was charged by VMS $3.2 million and $2.4 million, respectively, in settlement of these obligations.

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

The semiconductor industry has been cyclical in nature and has historically experienced periodic downturns. The industry is currently experiencing extreme volatility in product pricing and a slowdown in product demand. Volatility and slowdowns have resulted in significant reductions and delays in the purchase of semiconductor manufacturing equipment and the construction of new fabrication facilities which has significantly harmed Varian Semiconductor's financial results. Even though Varian Semiconductor's revenues have declined, in order to remain competitive, Varian Semiconductor continues to invest in research and development and to maintain its worldwide customer service and support capability. These developments have adversely affected Varian Semiconductor's financial results and could continue to adversely affect financial results. If the downturn in the semiconductor industry continues, the decrease in demand for Varian Semiconductor's products will continue to adversely affect its financial results.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. VMS has accrued $8.3 million in estimated environmental investigation and remediation costs for these sites and facilities as of September 28, 2001. As to other sites and facilities, VMS has gained sufficient knowledge to be able to better estimate the scope and costs of future environmental activities. VMS has accrued $27.4 million, which represents its best estimate of the future costs discounted at 7%, net of inflation, to cover these costs. This reserve is in addition to the $8.3 million previously described. The Distribution Agreement provides that each of VMS, Varian Semiconductor and IB will indemnify the others for one-third of these environmental investigation and remediation costs, as adjusted for any insurance proceeds and tax benefits expected to be realized upon payment of these costs.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)"("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.

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

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S dollar denominated currencies. The aggregate exchange loss included in marketing, general, and administrative expenses was $49 thousand and $207 thousand for the third quarter and nine-month period of fiscal year 2002, respectively.

Outstanding forward exchange contracts as of June 28, 2002, hedged against certain assets and liabilities denominated in non-United States dollar denominated currencies, are summarized as follows:

                                                                Notional    Contract       Fair
                                                                 Value        Rate         Value
                                                                 -----        ----         -----
Foreign currency purchase contracts:
          Euro ...............................................  $5,323,802      1.07     $5,619,132
          British Pound ......................................      87,420      0.69         91,743
          Japanese Yen .......................................   3,221,368    123.55      3,328,316
          New Taiwan Dollar ..................................     214,138     33.95        216,453
          Korean Won .........................................   2,133,127   1219.81      2,172,135
                                                               -----------              -----------

Total foreign currency purchase contracts .................... $10,979,855              $11,427,779

Foreign currency sell contracts:
          Japanese Yen .......................................    $916,104    124.44       $953,337
          New Taiwan Dollar ..................................   3,054,383     34.16      3,106,559
          Israeli Shekel .....................................     610,571      4.94        624,547
                                                               -----------              -----------

Total foreign currency sell contracts ........................   4,581,058                4,684,443
                                                               -----------              -----------

Total contracts: ............................................. $15,560,913              $16,112,222
                                                               ===========              ===========

Varian Semiconductor also hedges currency exposures that are associated with certain of its product sales denominated in the Japanese Yen. In accordance with Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", these forward foreign exchange contracts are designated as hedges of anticipated product sales, and accordingly, the gains and losses resulting from the impact of currency rate movements on these contracts are not recognized in income until the underlying hedged transactions are recognized. Upon recognition, such gains and losses are recorded in revenue as an adjustment to the carrying amount of the underlying transactions in the period in which these transactions are recognized. Should the hedged anticipated product sales not occur within two months of the expiration of the forward foreign exchange contract, any unrealized gain or loss would be recorded in marketing, general and administrative. There were no forward foreign exchange contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at June 28, 2002.

Interest Rate Risk

Although payments under certain of Varian Semiconductor's overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk with these borrowing facilities.

Derivative Financial Instrument

Pursuant to the terms of an agreement between Varian Semiconductor and Lam, Varian Semiconductor received, during the first quarter of fiscal 2002, a warrant to purchase 2,000,000 shares of Lam common stock at $21.30 per share, exercisable at any time prior to December 31, 2005. Under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", the warrant is treated as a derivative and has been measured at fair value. At each balance sheet date, the warrant was remeasured at fair value and all gains and losses were reported in other income (expense) under fair value accounting. The volatility in Lam's stock price resulted in changes to the fair value of the Lam warrants. A $5.1 million gain was recorded in other income during the six-month period ended March 29, 2002 to reflect the change in fair value accounting of the warrant. On April 1, 2002,

Varian Semiconductor completed the sale of this warrant to an unrelated third party for $28.0 million in cash.

Concentration of Risk

During the third quarter of fiscal year 2002 two customers represented 10% or greater of total revenue, accounting for 26% of total revenue. During the nine-month period ended June 28, 2002, Lam accounted for 13% of total revenue and three other customers, each representing 10% or greater of total revenue, accounted for an additional 37% of total revenue (See also Note 10. Settlement and License Agreement). Excluding the Lam royalty and license revenue, three customers, each representing 10% or greater of total revenue, accounted for 42% of total revenue during the nine-month period ended June 28, 2002. During the third quarter of fiscal year 2001 two customers represented 10% or greater of total revenue, accounting for 20% of total revenue. During the nine-month period ended June 29, 2001 no customer represented 10% or greater of total revenue. As of June 28, 2002 three customers, each representing 10% or greater of the total accounts receivable balance, accounted for 33% of the total accounts receivable balance. As of June 29, 2001, one customer, represented 11% of the total accounts receivable balance. No other customer accounted for 10% or more of the total accounts receivable as of June 29, 2001.

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

None.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     None

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.
                                   Registrant

                                 By:  /s/ Robert J. Halliday
                                     ----------------------------
                                     Robert J. Halliday
                              Vice President and Chief Financial Officer
                       (Principal Financial Officer and Duly Authorized Officer)

Date: August 9, 2002


     STATEMENT PURSUANT TO 18 U.S.C. STATEMENT PURSUANT TO 18 U.S.C. (S)1350

     Pursuant to 18 U.S.C. (S)1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended June 28, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Varian Semiconductor Equipment Associates, Inc.

                                      /s/ Richard A. Aurelio
                                      ------------------------------------------
Dated:   August 9, 2002               Richard A. Aurelio
                                      Chairman and Chief Executive Officer



                                      /s/ Robert J. Halliday
                                      ------------------------------------------
Dated:    August 9, 2002              Robert J. Halliday
                                      Vice President and Chief Financial Officer