Form 10-K
period 2002-09-27
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2002-12-13
CIK 1079023

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
☒	OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-25395

Exact name of registrant as specified in its charter:

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

State or other jurisdiction of Incorporation or organization:	IRS Employer Identification No.:
DELAWARE	77-0501994

Address and telephone number of principal executive offices:
35 Dory Road, Gloucester, Massachusetts 01930-2297
(978) 282-2000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒        NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates as of December 9, 2002 was $852,058,000.

The number of shares of the registrants’ common stock outstanding as of December 9, 2002 was 34,039,026 shares of $0.01 par value common stock.

An index of exhibits filed with this Form 10-K is located on page 37.

DOCUMENTS INCORPORATED BY REFERENCE:

Document Description	Part of Form 10-K into which incorporated
Portions of the Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held on January 28, 2003	Part III

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2002

PART I

Item 1.     Business.

Overview

Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”) designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. As a leading supplier of ion implantation systems, Varian Semiconductor has shipped over 3,100 systems worldwide.

On April 2, 1999, Varian Semiconductor was spun-off from Varian Associates, Inc. (“VAI”), Varian Semiconductor’s business was operated as the Semiconductor Equipment Business (“SEB”) of VAI. Where this Annual Report on Form 10-K refers to periods prior to April 2, 1999, and to fiscal years prior to fiscal year 1999, such references are with regard to the SEB prior to the spin-off.

The Company’s VIISta™ product line leverages single wafer processing technology pioneered on its successful E200 and E500 lines of medium current implanters, to the entire spectrum of energies and implant applications. Single wafer technology is differentiated from batch-type implanters by its processing capabilities, more precise angle control and improved process yields, allowing processing of either 200mm or next generation 300mm wafers on the same tool.

Varian Semiconductor provides world-class support, training, and after-market products and services that help its customers to obtain high utilization and productivity, reduced operating costs, and to extend capital productivity of customer investment through multiple product generations. Since the spin-off, Varian Semiconductor has achieved the number one ranking of all ion implant equipment manufacturing companies in VLSI Research Inc.’s customer satisfaction survey of semiconductor equipment manufacturers worldwide.

Varian Semiconductor’s business is cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry began an upturn in the second half of fiscal year 1999, and Varian Semiconductor benefited from strong demand for its products throughout fiscal year 2000. This resulted in increased sales in every quarter of fiscal year 2000. In fiscal year 2001, semiconductor equipment manufacturers experienced a significant contraction in the demand for their products. As a result, Varian Semiconductor’s quarterly revenue declined sequentially for the final three quarters of fiscal year 2001. Generally, order rates and revenues improved modestly throughout fiscal year 2002, although business activity remained well below levels experienced during fiscal year 2000 and the first three quarters of fiscal year 2001.

The Industry

The semiconductor industry has experienced significant growth over the last twenty years due to the continued demand for personal computers, the expansion of telecommunications, the emergence of new applications within consumer electronics, wireless communication devices, and the increased semiconductor content needed to drive and service the world wide web. Continued improvements in device performance and reduced cost per function has fueled demand. However, the semiconductor industry has historically been very cyclical in nature, as a result of under-supply or over-supply of integrated circuits and rapidly changing technology. It is expected that the industry will remain highly cyclical in the foreseeable future.

Semiconductor manufacturing is highly competitive with each customer searching for an edge in either device performance (generally speed or low power consumption) or cost advantage (memory). Chip manufacturers generally rely on their equipment suppliers to develop processes and equipment to provide that edge. Today, a typical chip manufacturing factory, or “fab,” can cost over $3 billion dollars and, as the market moves toward 65nm devices and larger wafer sizes (300mm), costs are increasing. Consequently, semiconductor equipment manufacturers compete aggressively for business, each seeking technical and cost advantages and to provide customers with uniformly high levels of equipment performance.

Significant performance improvements and lower prices for integrated circuits have contributed to the growth and expansion of the semiconductor industry. In response to the growth in demand for integrated circuits, the semiconductor industry has significantly increased its manufacturing capacity through the expansion of existing facilities and construction of new facilities.

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

Semiconductor manufacturers generally measure the cost performance of their production equipment in terms of “cost per wafer,” which is determined by factoring in the fixed costs for acquisition and installation of the equipment, its variable operating costs and its net throughput rate. Equipment with higher throughput allows the semiconductor manufacturer to recover the purchase price of the equipment during its economic life over a greater number of wafers and thereby reduce the cost of ownership of the equipment on a per wafer basis. Throughput is most accurately measured on a net or overall basis, which takes into account the processing speed of the equipment and any non-operational downtime for cleaning, maintenance or other repairs. The increased costs of larger and more complex semiconductor wafers have made high yields important in selecting processing equipment. To achieve higher yields, implant systems must be capable of repeating the original process on a consistent basis without a disqualifying level of defects. This characteristic, known in the industry as “repeatability,” is important in achieving commercially acceptable yields. Repeatability is more easily achieved in those systems that can operate at desired throughput rates without requiring the system to approach its critical tolerance limits.

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

Products

Varian Semiconductor designs and manufactures ion implantation tools required to build the transistors, or switches, that are at the heart of every integrated circuit. Ion implanters are used because of their ability to implant selected elements, called dopants, into the silicon wafers by bombarding them with a precisely controlled beam of electrically charged ions of specific atomic weight and energy. These ions are imbedded into the silicon crystal structure, changing the electrical properties of the silicon. The precision of ion implantation permits customers to achieve the necessary control of this doping process to create between 10 and 100 billion transistors of uniform characteristics on a 300mm wafer. Since these transistors are the starting point of all subsequent process steps, repeatability, uniformity, and yield are extremely important.

Ion implantation tools are categorized within the industry as medium current, high current or high energy based upon the energy characteristics of the tool. Implanters are further categorized as 200mm compatible and 200mm or 300mm compatible. Varian Semiconductor currently supplies the following products:

Application	Medium Current	High Current	High Energy
200 mm compatible	EHP-220	VIISion™ 80 PLUS	Kestrel II-650
	EHP-500	VIISion™ 80 LE	Kestrel II-750
	EHPi-220	VIISion™ 200 PLUS
EHPi-500
200 mm or 300 mm compatible	VIISta™ 810	VIISta™ 80	VIISta™ 3000
	VIISta™ 810HP	VIISta™ PLAD

Varian Semiconductor started manufacturing medium current implanters in fiscal year 1971, introduced the single wafer EHP-220 and EHP-500 in fiscal year 1992 and the current EHPi-220 and EHPi-500 systems in fiscal year 1999 and has shipped over 800 of the EHP and EHPi machines to date.

Varian Semiconductor entered the high current market in fiscal 1981, introducing the current VIISion™ 80 LE, and later, the VIISion™ 200 in fiscal 1995, competitive batch processing systems that offer high throughput, metallic and particle contamination control, and high beam currents at all high current energies.

Through the acquisition of the high energy ion implantation product line of Genus, Inc. (“Genus”) in July 1998, Varian Semiconductor expanded its product offering by entering the high energy ion implant business. The combination of a strong product coupled with Varian Semiconductor’s reputation and infrastructure resulted in an increase in high energy market share.

The VIISta™ generation of ion implanters leverages the single wafer advantage demonstrated by the medium current E-series products across a common platform coupled with the use of broad beam and advanced wafer handling technologies to high current and high-energies, permitting customers to improve technical capabilities while at the same time reducing the cost per wafer of the implant process. VIISta™ tools allow customers to use the same platform for either 200mm or 300mm wafer processing for all implant applications, reducing the risk of transition to 300mm wafers for customers and reducing the customer’s costs by having single rather than multiple platforms. Consequently, Varian Semiconductor’s development, manufacturing, service, and training costs are all improved while allowing customers to achieve greater operating efficiencies in their wafer manufacturing facilities. In fiscal year 1998, Varian Semiconductor introduced the VIISta™ 810 and VIISta™ 80, providing customers with the first systems for medium current and high current applications, respectively, designed to be compatible for 200mm and 300mm wafer fabrication. The introduction of the VIISta™ 810HP in 2002 provides increased productivity and faster system installation, reducing the customer’s time to first wafer out and speeding their return on investment.

Varian Semiconductor began shipping the VIISta™ 3000 high energy system in fiscal year 2001. The VIISta™ 3000 high energy system completes the availability of 300mm advanced tools across medium current, high current, and high energy applications. Varian Semiconductor has shipped over 100 VIISta systems to date.

Customer Support and Services

Varian Semiconductor provides a range of customer support services designed to improve the productivity of its worldwide customers as well as to provide a direct link to Varian Semiconductor’s manufacturing facility and research centers.

Varian Semiconductor’s FabCare Plus™ program encourages customers to tailor an overall support program that meets their specific needs—such as for a research facility or an offshore production facility. FAB Care Plus™ solutions can be implemented globally to provide consistent and reliable support. In July 2000, Varian

Semiconductor introduced “vCare”, an electronic-based combination of service and support offerings to enhance the utilization of manufacturers’ implanter operations. In October 2000, one major component of “vCare” entitled “vShop,” added online shopping to the portfolio of customer care programs within FAB Care Plus™. vShop offers customers an easier and faster way to obtain spare parts necessary for semiconductor manufacturing by providing personalized and easy to use on-line shopping, order placement and order tracking.

For parts management, Varian Semiconductor has strategically placed “parts banks” throughout the world to provide carefully managed inventory, delivery and logistics services. Varian Semiconductor also offers a comprehensive consumable parts program that can be tailored to individual fabrication facilities.

Through VEDoc™, an electronic documentation system, customers can easily access information about their implanters. All assembly drawings, schematics, parts lists, maintenance and operation manuals and video-illustrated maintenance procedures are available in a CD-ROM format. Varian Semiconductor’s commitment to customer service extends to training and support. It operates applications laboratories in the U.S., Europe and Asia-Pacific.

Marketing and Sales

Varian Semiconductor sells, installs and services ion implantation systems directly to semiconductor industry customers and has sold ion implantation products to each of the 20 largest semiconductor manufacturers in the world. Varian Semiconductor’s sales objective is to work closely with customers to secure purchases of multiple systems as customers expand existing facilities and build new wafer manufacturing facilities. Varian Semiconductor seeks to build customer loyalty and to achieve a high level of repeat business by offering highly reliable products that give its customers a competitive edge, comprehensive field support and a responsive parts replacement and service program.

In each of fiscal years 2002, 2001, and 2000, at least one-half of Varian Semiconductor’s total systems revenue were to its top ten customers. Revenue from Varian Semiconductor’s ten largest customers, excluding the non-recurring royalties in 2002 of $27.8 million received from Lam Research Corporation (“Lam”), in fiscal years 2002, 2001, and 2000 accounted for approximately 59%, 56%, and 55% of revenue, respectively. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In fiscal year 2002, revenue from two customers accounted for 14% and 11% of Varian Semiconductor’s total revenue, excluding the $27.8 million of non-recurring royalties from Lam. During fiscal years 2001 and 2000, no one customer accounted for 10% or more of Varian Semiconductor’s total revenue.

None of Varian Semiconductor’s customers has entered into a long-term agreement requiring it to purchase Varian Semiconductor’s products. Although Varian Semiconductor’s largest customers have varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could adversely affect Varian Semiconductor’s business, financial condition and results of operations. In addition, sales of Varian Semiconductor’s systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. Due to these and other factors, Varian Semiconductor’s systems typically have a lengthy sales cycle during which Varian Semiconductor may expend substantial funds and management effort.

Varian Semiconductor’s ability to respond with prompt and effective field support is critical to Varian Semiconductor’s sales efforts. The substantial operational and financial commitments by customers who purchase ion implantation systems require the assurance that the manufacturer can provide the necessary installation and operational support. Varian Semiconductor’s strategy of supporting its installed base through both its customer support and research and development groups has served to encourage the use of Varian Semiconductor’s systems in production applications and has accelerated penetration of certain key accounts. Varian Semiconductor believes that its marketing efforts are enhanced by the technical expertise of its research and development personnel, who provide customer process support and participate in a number of industry forums.

Varian Semiconductor sells, distributes and services its products directly. Varian Semiconductor has seven sales and service offices located in the U.S., seven in Western Europe and fourteen in Asia-Pacific for a total of twenty-seven worldwide. Varian Semiconductor’s sales, marketing and service engineers are linked through Varian Semiconductor’s information technology systems, allowing Varian Semiconductor to globally review bookings and sales forecasts against detailed account management plans. By modeling parts usage by equipment type, installed base distribution, freight, routes, and specific customs regulations, Varian Semiconductor has developed an infrastructure of parts distribution and warehousing around the world.

International sales accounted for 61%, 71%, and 73% of Varian Semiconductor’s total revenues in fiscal years 2002, 2001, and 2000, respectively, and specifically, sales to the Asia-Pacific region have accounted for a substantial portion of these revenues. Sales to the Asia-Pacific region accounted for 44%, 50%, and 53% of revenues in fiscal years 2002, 2001, and 2000, respectively. Because Varian Semiconductor relies on sales to customers in the Asia-Pacific region for a substantial portion of its revenues, its business is very likely to be adversely impacted by economic downturns and instability in this area.

Varian Semiconductor’s business is not seasonal in nature, but it is cyclical based on the capital equipment investment expenditures of major semiconductor manufacturers. These expenditure patterns are based on many factors, including anticipated market demand for integrated circuits, the development of new technologies and global economic conditions. In fiscal year 2000, revenue increased in each quarter, continuing the pattern of increasing sales in each successive quarter of fiscal year 1999. During fiscal year 2001, revenue decreased in each consecutive quarter, primarily due to excess capacity and declining demand for integrated circuits. Product and service revenues began to trend upwards in the second quarter of fiscal year 2002, however demand remained substantially below fiscal year 2001 levels.

Backlog

Varian Semiconductor had backlog of $143.0 million and $160.0 million at the end of fiscal years 2002 and 2001, respectively. The decrease in backlog from year to year reflected the downturn in the industry. Varian Semiconductor includes in its backlog only those orders for which it has accepted purchase orders and assigned system shipment dates within the following twelve months, plus unearned revenue on systems previously shipped. Orders are typically subject to cancellation or rescheduling by customers. Due to possible changes in system delivery schedules, cancellation of orders and delays in systems shipments, Varian Semiconductor’s backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Manufacturing

Varian Semiconductor manufactures its products at its production facility in Gloucester, Massachusetts. Varian Semiconductor benefits from the use of advanced manufacturing methods and technologies, including just-in-time, demand flow technology, statistical process control and solids modeling.

Varian Semiconductor concentrates on product design characterization, high-level assembly, and tests to reduce cycle time and improve its responsiveness in an inherently cyclical capital equipment market. Varian Semiconductor believes that outsourcing enables it to minimize its fixed costs and capital expenditures while also providing the flexibility to increase or decrease production capacity. Varian Semiconductor purchases material and components that are either standard products or built to Varian Semiconductor’s specifications. This strategy also allows Varian Semiconductor to focus on product differentiation through system design and quality control.

Varian Semiconductor’s manufactured subsystems incorporate advanced technologies in robotics, vacuum and microcomputers. Varian Semiconductor works closely with its suppliers on achieving mutual cost reductions through joint design efforts. Varian Semiconductor manufactures most of its systems in clean-room environments that are similar to the clean-rooms used by semiconductor manufacturers for wafer fabrication. This procedure is intended to reduce installation and production qualification times and the amount of particulates and other contaminants in the assembled system, which in turn improves yield and reduces downtime for the customer. Following disassembly, the tested system is packaged in multiple layers of plastic shrink-wrap to maintain clean-room standards during shipment.

Quality efforts at Varian Semiconductor begin with product development. Varian Semiconductor uses 3D, computer-aided design, finite element analysis and other computer-based modeling methods to engineer and validate new designs. Product design is tested throughout all stages of development and validated though use of a “phase-gate” product introduction process before the first production system is built. Concurrent engineering programs help integrate new designs into manufacturing quickly and successfully.

Competition

The semiconductor equipment manufacturing market is highly competitive and is characterized by a small number of large players. The larger companies include Applied Materials, Lam Research, Novellus, TEL, Nikon, Canon and ASML. Varian Semiconductor faces significant competition in the ion implantation market segment. Within this segment, as reported for calendar year 2001 by Dataquest, Varian Semiconductor, Applied Materials, Axcelis Technologies, Sumitomo Eaton Nova, Nissin and Ulvac have 35.3%, 23.6%, 20.7%, 12.5%, 7.1% and 0.8%, respectively, of the unit market share for ion implantation equipment.

Significant competitive factors in the ion implantation market include strategic relationships, price/cost of ownership, performance reliability, customer support, distribution and financial viability. In addition to these factors, significant competitive factors in the semiconductor equipment market also include flexibility, size of manufacturer, installed customer base and breadth of product line. Varian Semiconductor believes it competes favorably in each of these categories. Management believes that to remain competitive Varian Semiconductor will require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in product and process research and development.

Research and Development

The semiconductor manufacturing industry is subject to rapid technological change requiring new product introductions and enhancements. Varian Semiconductor’s ability to remain competitive in this market will depend in part upon its ability to develop new and enhanced systems and to introduce these systems at competitive prices and on a timely and cost-effective basis. Accordingly, Varian Semiconductor devotes a significant portion of its personnel and financial resources to research and development programs and seeks to maintain close relationships with its customers to remain responsive to their product needs.

Varian Semiconductor’s current research and development efforts are directed at development of new systems and processes and improving existing system capabilities. Varian Semiconductor is focusing its research and development efforts on enhancement of its VIISta™ platform. The VIISta™ platform is designed to cover the complete range of implants required for the next several generations of integrated circuits and extend production capability to <65 nm geometries. VIISta™ is a single wafer platform that allows customers to use a single platform (with three beam lines) for all implant applications including high current, medium current, and high energy.

Expenditures by Varian Semiconductor for research and development during fiscal years 2002, 2001, and 2000 were $51.8 million, $49.8 million, and $47.0 million, respectively. Varian Semiconductor expects in future years that research and development expenditures will continue to represent a substantial percentage of operating expenses.

Patent and Other Proprietary Rights

Varian Semiconductor has pursued a policy of seeking patent, copyright and trade secret protection in the U.S. and other countries for developments, improvements and inventions originating within its organization that are incorporated in Varian Semiconductor’s products or that fall within its fields of interest. As of September 27, 2002, Varian Semiconductor owned approximately 150 patents in the U.S. and approximately 270 patents in other countries, and had approximately 300 patent applications on file with various patent agencies worldwide. Varian Semiconductor intends to file additional patent applications as appropriate.

Varian Semiconductor relies on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title to protect its rights. Varian Semiconductor has trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for its products in the marketplace. Varian Semiconductor also has agreements with third parties that provide for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses. The termination of certain of such licenses could have a material adverse effect on Varian Semiconductor’s business. In particular, the current royalty-bearing license agreements with Applied Materials and Tokyo Electron Limited for gas-assisted heat transfer patents produced approximately $3.9 million in royalties in fiscal year 2002, $15.3 million in fiscal year 2001, and $10.1 million in fiscal year 2000. The last of the principal patents covered by these licenses will expire on July 9, 2007.

On December 19, 2001, Varian Semiconductor and Lam resolved the patent infringement litigation between the two parties, which was originally filed in October 1993, by Varian Semiconductor granting Lam a license under certain patents. Additionally, all claims and counterclaims have been dismissed in accordance with the agreement. The lawsuit involved Varian Semiconductor’s assertion that Lam infringed three Varian patents that relate to the use of low pressure gas to assist in the heating and cooling of semiconductor wafers during various manufacturing processes, and Lam’s denial that the patents are valid or infringed. Under the agreement, Varian Semiconductor has granted a license to Lam for the patents in return for the payment of $20.0 million, with $5.0 million paid immediately in exchange for prior use of the patents. The remaining $15.0 million is to be paid in 12 quarterly installments through December 2004 and is in exchange for future use of the patents. As further payment for past royalties, Lam issued to Varian Semiconductor a warrant to purchase 2,000,000 shares of Lam common stock for $21.30 per share, exercisable at any time prior to December 31, 2005. The fair value of the warrant was $22.8 million upon receipt on December 19, 2001, and has been recognized as royalty and license revenue. In addition, the $5.0 million cash payment was recognized as royalty and license revenue during fiscal year 2002 and the remaining $15.0 million in cash payments to be received will be recognized as royalty and license revenue when due. Under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the warrant was treated as a derivative and was measured at fair value at each balance sheet date. During fiscal year 2002, a gain was recorded in other income in the amount of $5.1 million to reflect the change in fair value of the warrant. On April 1, 2002, Varian Semiconductor completed the sale of the Lam warrant to an unrelated third party for $28.0 million in cash.

Varian Semiconductor’s competitors, like companies in many high-technology businesses, routinely review the products of others for possible conflict with their own patent rights. There has also been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Varian Semiconductor or its licensors or suppliers could be subject to additional claims of patent infringement, and any such claim could require that Varian Semiconductor pay substantial damages or remove certain features from its products or both.

Environmental Matters

For a discussion of environmental matters, see Item 7 below—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

Company History

On April 2, 1999, VAI contributed the SEB to Varian Semiconductor, then distributed to the holders of record of VAI common stock one share of common stock of Varian Semiconductor for each share of VAI common stock owned.

The selected financial data for periods ended before April 2, 1999 reflect SEB as operated by VAI and reflects the financial position and financial results of SEB as if it were a separate entity. Where it was practicable to identify specific VAI corporate amounts with the SEB activities, such amounts have been included in the accounts reflected in the selected financial data. The selected financial data also include allocations of certain VAI corporate assets (including pension assets), liabilities (including profit sharing and pension benefits), and expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury, and other VAI corporate overhead) to SEB. These amounts have been allocated to SEB on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by SEB. Typical measures and activity indicators used for allocation purposes include headcount, sales revenue, and payroll expense. Varian Semiconductor believes that the methods used to allocate these amounts were reasonable. However, these allocations were not necessarily indicative of the amounts that would have been or that will be recorded by Varian Semiconductor on a stand-alone basis. References in this Annual Report on Form 10-K to the “Semiconductor Equipment Business” refer to the historical business and operations of the SEB conducted by VAI prior to the spin-off.

Varian Semiconductor’s role in the semiconductor manufacturing market can be traced to VAI’s pioneering work in ultra-high vacuum technology. In the 1960s, this technology was applied to many physics and space research projects requiring ultra-high vacuum environments. This technology proved critical in the semiconductor manufacturing process. SEB was successful in developing methods for controlling electron beams and ions in ultra-high vacuum environments and in depositing materials onto silicon wafers to create switching devices.

SEB entered the ion implantation business in fiscal year 1975 through the acquisition of Extrion Corporation, in Gloucester, Massachusetts. Since then, Varian Semiconductor has developed a complete line of medium and high current implanters and added the high energy product line in fiscal year 1998. These systems introduce precise quantities of dopant materials into silicon wafers, creating desired electrical characteristics. In June 1997, SEB sold its Thin Film Systems business, which made physical vapor deposition equipment, also known as sputtering systems, to Novellus Systems, Inc. (“Novellus”). In July 1998, SEB acquired the high energy ion implantation equipment product line of Genus.

Employees

As of September 27, 2002, Varian Semiconductor had 1,352 full-time employees worldwide—983 in North America, 254 in the Asia-Pacific region and 115 in Western Europe. None of Varian Semiconductor’s employees based in the U.S. is subject to collective bargaining agreements and Varian Semiconductor has never experienced a work stoppage, slowdown, or strike. None of Varian Semiconductor’s employees is represented by a labor union and Varian Semiconductor considers its employee relations to be good.

Executive Officers

The executive officers of Varian Semiconductor are:

Name and Title	Age	Business Experience
Richard A. Aurelio Chairman and Chief Executive Officer	58
Mr. Aurelio has served as Varian Semiconductor’s Chairman and Chief Executive Officer since February 2001. From April 1999 to February 2001, he served as Varian Semiconductor’s President and Chief Executive Officer. Prior to April 1999, he was the Executive Vice President of VAI responsible for the Semiconductor Equipment Business. Mr. Aurelio joined VAI in 1991 from a position as Executive Vice President of ASM Lithography, a European based company, where he was also President of its United States’ affiliate. Mr. Aurelio was hired as President of Semiconductor Equipment Business in 1991 and was elevated to Executive Vice President of VAI in 1992.

Ernest L. Godshalk, III President and Chief Operating Officer	57
Mr. Godshalk has served as Varian Semiconductor’s President, Chief Operating Officer, and director of Varian Semiconductor since February 2001. From April 1999 through February 2001, Mr. Godshalk served as Varian Semiconductor’s Vice President and Chief Financial Officer. Prior to April 1999, he was Vice President, Finance of the Semiconductor Equipment Business of VAI, a position he had held since joining VAI in November 1998. Prior to joining VAI, he was Managing Director of Elgin Management Group, an investment company, a position he held from 1993 to 1996 and again in 1998. Mr. Godshalk was Chief Financial Officer of Prodigy Communications Corporation, an Internet service provider, from 1996 to 1998.

Robert J. Halliday Vice President and Chief Financial Officer	48
Mr. Halliday has served as Varian Semiconductor’s Vice President and Chief Financial Officer since March 2001. Prior to joining Varian Semiconductor, Mr. Halliday was Vice President and Chief Financial Officer of Unica Corporation, a software company. Previously, Mr. Halliday had held the positions of Chief Operating Officer and Chief Financial Officer in 2000 of Ionics, Inc., a manufacturer of water treatment capital equipment. Mr. Halliday had been Chief Financial Officer of Ionics, Inc. from 1990 and additionally, Group Vice President of the Consumer Water Group of Ionics, Inc. from 1996 to 2000.

Walter F. Sullivan Vice President, Customer Operations and Chief Information Officer	51
Mr. Sullivan has served as Varian Semiconductor’s Vice President, Customer Operations and Chief Information Officer since April 1999. Prior to April 1999, he was Vice President, Customer Support, of the Semiconductor Equipment Business, a position he had held since 1995. Prior to joining VAI in 1995, he was Group Director, Worldwide Customer Support Operations for PictureTel Corporation, a telecommunications equipment company, a position he held from 1993 to 1995.

Alan P. Sheng Vice President, Engineering	58
Mr. Sheng has served as Varian Semiconductor’s Vice President, Engineering since March 2001. Prior to joining Varian Semiconductor, Mr. Sheng spent 14 years with Rockwell/Goss Graphic Systems, most recently as Chief Technology Officer and Senior Vice President of Engineering. Previously, Mr. Sheng had been a Researcher for 9 years at AT&T Bell Laboratories. He also served as a Research Physicist at the California Institute of Technology and at Rutgers University.

Name and Title	Age	Business Experience

John Aldeborgh Vice President, Sales and Marketing	46
Mr. Aldeborgh has served as Varian Semiconductor’s Vice President Sales and Marketing since April 2002. Prior to joining Varian Semiconductor, Mr. Aldeborgh was President and Chief Operating Officer of Ebara Technologies, Incorporated, located in Sacramento, CA, a wholly owned subsidiary of Ebara Corporation, a diversified Japanese supplier of technology-based capital equipment, a position he held from May 1998 to March 2002. Mr. Aldeborgh held various positions at Genus Incorporated, a manufacturer of Tungsten Silicide CVD and high energy ion implantation systems, formerly located in Newburyport, MA, from May 1989 to May 1998. He was Director of Operations from May 1989 to May 1991, Executive Vice President and General Manager, Ion Technology Division, from May 1991 to November 1996, Executive Vice President and Chief Operating Officer from November 1996 to November 1997, and Executive Vice President and Customer Satisfaction Officer from November 1997 to May 1998.

Gary L. Loser Vice President, General Counsel and Secretary	52
Mr. Loser has served as Vice President, General Counsel and Secretary of Varian Semiconductor since April 1999. Prior to joining Varian Semiconductor, Mr. Loser was Senior Business Counsel and Senior Intellectual Property Counsel for the GE Plastics operating component of General Electric Company, positions he held since 1992. Mr. Loser held various other positions in General Electric’s legal department during his seventeen years with General Electric.

Ralph E. Knupp Vice President, Human Resources and Communications	52
Mr. Knupp has served as Varian Semiconductor’s Vice President, Human Resources and Communications since April 1999. Prior to joining Varian Semiconductor, Mr. Knupp was Vice President, Human Resources of Reed Elsevier, Inc., a position he held from 1995 to 1999. Mr. Knupp was Vice President, Human Resources of Reed Publishing USA, Inc. from 1985 to 1995.

Yong-Kil Kim Vice President, General Manager of Asia Operations	45
Mr. Kim has served as Varian Semiconductor’s Vice President and General Manager of its Asia Operations and President of Varian Korea Ltd. since July 2000. From August 1989 to July 2000, Mr. Kim held various positions in Varian Associates, Inc.; first as a Manager in the Marketing and R&D Divisions of VAI from August 1989 to June 1994, then as Director of Sales and Marketing in the Asia-Pacific Region from July 1994 to March 1997, and later as Executive Vice President of Varian Korea Ltd. from April 1997 to March 1999. Prior to August 1989, Mr. Kim worked for IBM’s T.J. Watson Research Center in Yorktown Heights, NY, from July 1988 to August 1989, and earlier at Massachusetts Institute of Technology in Cambridge, MA, from July 1983 to July 1988.

Seth H. Bagshaw Vice President, Corporate Controller	42
Mr. Bagshaw has served as Vice President and Corporate Controller of Varian Semiconductor since November 1999. Prior to joining Varian Semiconductor, Mr. Bagshaw was Vice President and Chief Financial Officer for Palo Alto Products International, Pte., Ltd., a product development service provider. Previously, Mr. Bagshaw had held positions as Vice President of Finance and Administration for the Asia-Pacific Region and formerly Corporate Controller for Waters Corporation, an analytical instruments manufacturer, from 1994 to 1998.

Item 2.     Properties.

Varian Semiconductor’s headquarters facility is located in Gloucester, Massachusetts. The Gloucester campus is also utilized for manufacturing. In addition, Varian Semiconductor has seven sales and service offices located in the U.S. and twenty-one located outside of the U.S., including offices in France, the United Kingdom (two), Germany (three), Netherlands, Japan (five), Korea (four), Taiwan (two), Singapore, Malaysia, and China. These offices and facilities aggregate more than 549,000 square feet, of which 229,000 square feet is leased. Since fiscal year 1994, the manufacturing facilities have been registered to the internationally recognized ISO 9001:2000 quality standard. Field support operations in Europe, Singapore and Taiwan have been registered to the ISO 9002 standard and the Korea field support operation is registered to the ISO 9001:2000 standard.

Varian Semiconductor’s management does not believe there is any material, long-term, excess capacity in Varian Semiconductor’s facilities, although utilization is subject to change based on customer demand. Furthermore, Varian Semiconductor’s management believes that Varian Semiconductor’s facilities and equipment generally are well maintained, in good operating condition, suitable for Varian Semiconductor’s purposes, and adequate for its present operations. The following table reflects Varian Semiconductor’s locations by geographic segment.

Location	Property Interest	Approximate Square Footage of Floor Space
North America	Own	256,000
North America	Lease	157,000
Korea	Own	64,000
Korea	Lease	4,000
Japan	Lease	29,000
Europe	Lease	21,000
Taiwan	Lease	12,000
Other	Lease	6,000

Total		549,000

On November 27, 2002, Varian Semiconductor signed a purchase and sale agreement to purchase its sales and service facility located in Newburyport, Massachusetts. Under the agreement, Varian Semiconductor would make a lump sum upfront payment of $3.4 million, assume a loan of approximately $5.2 million, and forfeiture $0.5 million in prepaid rent. The transaction is expected to be complete during the second quarter of fiscal year 2003. Varian Semiconductor currently leases this facility from the seller. There is approximately $9.6 million in lease payments due through the termination of the lease in 2013.

Item 3.     Legal Proceedings.

On December 19, 2001, Varian Semiconductor and Lam Research Corporation (“Lam”) resolved the patent infringement litigation between the two parties, which was originally filed in October 1993, by Varian Semiconductor granting Lam a license under certain patents. Additionally, all claims and counterclaims have been dismissed in accordance with the agreement. The lawsuit involved Varian Semiconductor’s assertion that Lam infringed three Varian Semiconductor patents that relate to the use of low pressure gas to assist in the heating and cooling of semiconductor wafers during various manufacturing processes, and Lam’s denial that the patents are valid or infringed. Under the agreement, Varian Semiconductor has granted a license to Lam for the patents in return for the payment of $20.0 million, with $5.0 million paid immediately in exchange for prior use of the patents. The remaining $15.0 million will be paid in 12 quarterly installments through December 2004 and is in exchange for future use of the patents. As further payment for past royalties, Lam issued to Varian Semiconductor a warrant to purchase 2,000,000 shares of Lam common stock for $21.30 per share, exercisable at any time prior to December 31, 2005. The fair value of the warrant was $22.8 million upon receipt on December 19, 2001, and was recognized as royalty and license revenue during the first quarter of fiscal year 2002. In addition, the $5.0 million cash payment was recognized as royalty and license revenue during the first quarter of fiscal year 2002 and the remaining $15.0 million in cash payments will be recognized as royalty and license revenue when due. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the warrant was treated as a derivative. Consequently, at each balance sheet date, the warrant was remeasured at fair value and a gain was recorded in other income, net in the amount of $5.1 million during the first six months of fiscal year 2002. On April 1, 2002, Varian Semiconductor completed the sale of the Lam warrant to an unrelated third party for $28.0 million in cash.

In connection with the spin-off, Varian Semiconductor entered into certain other agreements with Varian Medical Systems, Inc. (formerly the Health Care Systems Business of VAI) (“VMS”) and VAI, including an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement. These agreements require Varian Semiconductor to indemnify VMS and VAI for any costs, liabilities or expenses relating to Varian Semiconductor’s legal proceedings. Varian Semiconductor has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of Varian Semiconductor, through solicitation of proxies or otherwise, during the last quarter of fiscal year 2002.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Since April 2, 1999, Varian Semiconductor’s common stock has traded on The Nasdaq National Market under the symbol “VSEA.” Prior to April 2, 1999, there was no established public trading market for Varian Semiconductor’s common stock.

The following table sets forth the high and low sale prices per share of the common stock during each of the quarters for the two most recent fiscal years.

Fiscal 2001	High	Low
First Quarter	$39.6250	$16.9375
Second Quarter	$35.7500	$21.0000
Third Quarter	$50.0400	$26.3125
Fourth Quarter.	$42.4000	$22.9100

Fiscal 2002	High	Low
First Quarter	$39.5700	$22.0200
Second Quarter	$45.9100	$32.4600
Third Quarter	$50.7500	$30.0500
Fourth Quarter.	$37.6000	$14.0000

The reported closing price of the common stock on The Nasdaq National Market on December 9, 2002 was $25.09 per share. The number of stockholders of record on December 9, 2002 was 3,488.

Varian Semiconductor has never declared or paid cash dividends on its capital stock and does not expect to pay any cash dividends on its common stock in the foreseeable future.

Item 6.    Selected Financial Data.

The following table presents selected historical financial data of Varian Semiconductor subsequent to the spin-off, and of SEB prior to April 2, 1999. The historical financial information may not be indicative of the future performance of Varian Semiconductor and does not necessarily reflect what the financial position and results of operations of SEB would have been had SEB operated as a separate stand-alone entity during the periods presented. The information included in the table reflects selected consolidated summary financial data for each of the last five fiscal years. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with “Item 7.—Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

The computation of net income (loss) per share before April 2, 1999 is based on the weighted average number of shares of VAI common stock outstanding during the respective periods, reflecting the ratio of one share of Varian Semiconductor common stock for each share of VAI common stock outstanding at the time of the spin-off.

	Fiscal Years Ended
	2002[1]	2001[2]	2000[3]	1999	1998
			Restated[4]	Restated[4]	Restated[4]
	(Amounts in millions, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$335.4	$632.0	$687.7	$271.9	$342.9
Gross profit	139.2	233.2	270.7	92.2	115.4
Income (loss) before cumulative effect of change in accounting principle	9.0	64.6	99.9	(11.4)	9.9
Cumulative effect of change in accounting principle, net of tax of $15.7	—	(27.0)	—	—	—
Net income (loss)	$9.0	$37.6	$99.9	$(11.4)	$9.9
Weighted average shares outstanding—basic	33,185	32,275	31,375	30,428	30,423
Weighted average shares outstanding—diluted	34,799	34,009	33,681	30,428	30,508
Income (loss) per share before cumulative effect of change in accounting principle—basic	$0.27	$2.00	$3.18	$(0.37)	$0.33
Income (loss) per share before cumulative effect of change in accounting principle—diluted	$0.26	$1.90	$2.97	$(0.37)	$0.32
Cumulative effect of change in accounting principle—basic	—	$(0.84)	—	—	—
Cumulative effect of change in accounting principle—diluted	—	$(0.80)	—	—	—
Net income (loss) per share—basic	$0.27	$1.16	$3.18	$(0.37)	$0.33
Net income (loss) per share—diluted	$0.26	$1.10	$2.97	$(0.37)	$0.32

Consolidated Balance Sheets Data:
Cash and cash equivalents	$307.8	$278.6	$121.7	$66.0	—
Total assets	$589.5	$588.1	$533.7	$347.3	$236.0
Working capital	$382.6	$344.8	$294.1	$153.7	$60.9
Total liabilities	$153.3	$188.6	$184.3	$140.9	$121.4
Stockholders’ equity/Divisional equity	$436.2	$399.5	$349.4	$206.4	$114.6

(1)
Fiscal year 2002 results included non-recurring pre-tax royalty and license revenue of $27.8 million and a gain of $5.1 million in other income ($22.1 million after tax or $0.66 per diluted share) relating to the Settlement and License Agreement with Lam Research Corporation. (See Note 16 in the Notes to the Consolidated Financial Statements.)

(2)
Varian Semiconductor recorded a non-cash charge of $42.7 million ($27.0 after tax or $0.80 per diluted share) to reflect the cumulative effect of the accounting change as of the first quarter of fiscal year 2001 related to the adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Proforma amounts for the periods beginning before September 30, 2000 have not been presented as the effect of the change in accounting principle could not be reasonably determined. (See Note 2 in the Notes to the Consolidated Financial Statements.)

(3)
Fiscal year 2000 results included non-recurring pre-tax gains of $18.7 million ($12.6 million after tax or $0.37 per diluted share) relating to litigation settlements. (See Note 15 in the Notes to the Consolidated Financial Statements.)

(4)
During the first quarter of fiscal year 2001, Varian Semiconductor changed its method of valuing domestic inventories from the last-in, first out (“LIFO”) method to the first-in, first-out (“FIFO”) method. Varian Semiconductor has restated its financial statements to reflect the change to FIFO for all periods presented.

This selected financial data should be read in conjunction with the related consolidated financial statements and notes thereto included in “Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.”

Selected Quarterly Results of Operations

The following tables set forth unaudited quarterly consolidated statements of operations data for each of the eight fiscal quarters in the period ended September 27, 2002. During the first quarter of fiscal year 2001, Varian Semiconductor changed it method of valuing domestic inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The quarterly data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

QUARTERLY FINANCIAL DATA (Unaudited)

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Amounts in millions except per share amounts)
Revenue	$77.8	$67.2	$94.6	$95.8	$335.4
Cost of revenue	37.7	42.7	57.7	58.1	196.2

Gross profit	40.1	24.5	36.9	37.7	139.2
Operating expenses	34.0	31.0	34.6	37.0	136.6

Operating income (loss)	6.1	(6.5)	2.3	0.7	2.6
Interest and other income	2.0	6.0	1.4	1.4	10.8

Income (loss) before taxes	8.1	(0.5)	3.7	2.1	13.4
Provision for (benefit provided by) income taxes	3.1	(0.5)	1.1	0.7	4.4

Net income	$5.0	$0.0	$2.6	$1.4	$9.0

Income per share—
Weighted average shares outstanding—basic	32,690	32,858	33,420	33,771	33,185
Weighted average shares outstanding—diluted	34,325	32,858	35,269	34,689	34,799
Net income per share—basic	$0.15	—	$0.08	$0.04	$0.27
Net income per share—diluted	$0.15	—	$0.07	$0.04	$0.26

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Amounts in millions except per share amounts)
Revenue	$226.4	$188.6	$147.2	$69.8	$632.0
Cost of revenue	128.9	115.5	101.1	53.3	398.8

Gross profit	97.5	73.1	46.1	16.5	233.2
Operating expenses	39.1	39.7	36.1	30.0	144.9

Operating income (loss)	58.4	33.4	10.0	(13.5)	88.3
Interest and other income	2.0	2.0	2.3	1.9	8.2

Income (loss) before taxes and cumulative effect of change in accounting principle	60.4	35.4	12.3	(11.6)	96.5
Provision for (benefit provided by) income taxes	19.9	11.7	4.1	(3.8)	31.9

Income (loss) before cumulative effect of change in accounting principle	40.5	23.7	8.2	(7.8)	64.6
Cumulative effect of change in accounting principle, net of tax	(27.0)	—	—	—	(27.0)

Net income (loss)	$13.5	$23.7	$8.2	$(7.8)	$37.6

Income (loss) per share—
Weighted average shares outstanding—basic	32,092	32,123	32,340	32,550	32,275
Weighted average shares outstanding—diluted	33,480	33,797	34,457	32,550	34,009
Income (loss) per share before cumulative effect of change in accounting principle—basic	$1.26	$0.74	$0.25	$(0.24)	$2.00
Income (loss) per share before cumulative effect of change in accounting principle—diluted	$1.21	$0.70	$0.24	$(0.24)	$1.90
Cumulative effect of change in accounting principle— basic	$(0.84)	—	—	—	$(0.84)
Cumulative effect of change in accounting principle— diluted	$(0.80)	—	—	—	$(0.80)
Net income (loss) per share—basic	$0.42	$0.74	$0.25	$(0.24)	$1.16
Net income (loss) per share—diluted	$0.40	$0.70	$0.24	$(0.24)	$1.10

Varian’s Semiconductor’s business is cyclical based on the capital equipment investment expenditures of major semiconductor manufacturers. See “Item 1. Business” for more detail.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms “believes”, “anticipates”, “expects”, “plans” or similar expressions, are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. There are a number of important factors that could cause Varian Semiconductor’s actual results to differ materially from those indicated by forward-looking statements made in this report and presented by management from time to time. Some of the important risks and uncertainties that may cause Varian Semiconductor’s financial results to differ are under the heading “Risk Factors” below.

Critical Accounting Policies and Significant Judgments and Accounting Estimates

Varian Semiconductor’s discussion and analysis of its financial condition and results of operations are based upon Varian Semiconductor’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. The preparation of these consolidated financial statements requires Varian Semiconductor to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a continual basis, Varian Semiconductor evaluates its estimates, including those related to inventories, accounts receivable, intangible assets, income taxes, warranty obligations, post-retirement benefits, contingencies, and functional currencies. Varian Semiconductor operates in a highly cyclical and competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, customer and supplier lead times, and macroeconomic and geographic economic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. Varian Semiconductor bases its estimates on historical experience, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also the factors discussed below under the section titled “Risk Factors.”

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

For established and new products, a portion of the total purchase price is typically not due until installation occurs and the customer accepts the product. For established products, the lesser of the amount allocated to the equipment or the contractual amount due upon delivery is recorded as product revenue upon delivery. The amount deferred is recognized as revenue upon customer acceptance. For new products, revenue allocated to the equipment is recognized upon customer acceptance. Revenue related to spare parts sales is recognized upon the later of delivery or when the title and risk of loss passes to the customer.

Products are classified as established products if post-delivery acceptance provisions and the installation process have been determined to be routine, commercially inconsequential and perfunctory (due to the fact that the acceptance provisions are generally a replication of pre-shipment procedures) and there is an established history of installations. The majority of products are designed and manufactured to meet contractual customer specifications. To ensure customer specifications are satisfied, the systems are tested at Varian Semiconductor’s manufacturing facility prior to shipment. To the extent that customers’ conditions can not be replicated in Varian Semiconductor’s facilities or if there is not a demonstrated history of meeting newer customer specifications, then the product is treated as new for revenue recognition purposes.

Service revenue includes revenue from maintenance and service contracts, paid service and installation services. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Revenue related to paid service is recorded when earned and revenue related to installation is recorded upon fulfillment of the service obligation. Royalty and license revenue is recognized when contractual obligations are met, evidence of an arrangement exists, fees are fixed or determinable and collection is reasonably assured.

When fees are not fixed or determinable, revenue is recorded when payments become due.

Varian Semiconductor’s transactions frequently include the sale of systems and services under multiple element arrangements. Revenue under these arrangements is allocated to all elements, except systems, based upon the fair market value of those elements. The amount allocated to installation is based upon hourly rates at the estimated time to complete the service. The fair value of all other elements is based upon the price charged when these amounts are sold separately and unaccompanied by other elements. The amount of revenue allocated to systems is done on a residual method basis. Under this method, the total value of the arrangement is allocated first to the undelivered elements based on their fair values, with the remainder being allocated to systems revenue. Installation is not essential to the functionality of the system, as these services do not alter the equipment’s capabilities.

Change in Revenue Accounting Principle

Varian Semiconductor changed its revenue recognition policy in the fourth quarter of fiscal year 2001, based on guidance provided in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” Varian implemented the provisions of SAB 101 in the fourth quarter of fiscal year 2001, retroactive to the first quarter of fiscal year 2001. Proforma amounts for the periods beginning before the first quarter of fiscal year 2001 have not been presented, as the effect of the change in accounting principle could not be reasonably determined.

Varian Semiconductor’s previous revenue recognition policy was to recognize product revenue at the time the customer took title to the product, generally at the time of shipment. At that time, Varian Semiconductor also accrued the costs to install the product. For some transactions, a portion of the purchase price was not due until installation is complete and the product was accepted by the customer. Under SAB 101 and the new accounting method adopted retroactive to the first quarter of fiscal year 2001, installation is considered a separate earnings process, revenue related to new products is recognized upon customer acceptance and revenue related to established products is accounted for as multiple element arrangements as described above.

As a result of this change, Varian Semiconductor reported a change in accounting principle in accordance with Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” by a cumulative effect adjustment. Varian Semiconductor recorded a non-cash charge of $27.0 million (after reduction for income taxes of $15.7 million), or $0.80 per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2001. For fiscal year 2001, Varian Semiconductor recognized $74.8 million in revenue which is included in the cumulative effect adjustment recorded during the first quarter of fiscal year 2001. The effect of that revenue was to increase income by $20.6 million (net of $12.0 million of tax) for fiscal year 2001.

For fiscal year 2002, Varian Semiconductor recognized $3.4 million in revenue which is included in the cumulative effect adjustment recorded during fiscal year 2001. The effect of that revenue was to increase income by $2.3 million (net of $1.1 million of tax) for fiscal year 2002.

Change In Inventory Accounting Principle

During the first quarter of fiscal year 2001, Varian Semiconductor changed its method of valuing domestic inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method.

Prior to the spin-off to shareholders on April 2, 1999, Varian Semiconductor had operated as a division of Varian Associates, Inc., and had been required to conform to the parent company’s LIFO method of valuing domestic inventory. Varian Semiconductor experienced declining materials costs and anticipated lower material unit costs in the foreseeable future through value engineering. Therefore, Varian Semiconductor believed the FIFO method was preferable since it would more appropriately match revenues and expenses. Additionally, the adoption of the FIFO method by Varian Semiconductor allows more readily comparable financial results with its principal competitors and other companies in the broader semiconductor industry segment where the use of the FIFO method of accounting is broadly accepted.

Varian Semiconductor applied this change retroactively by restating the financial statements as required by APB Opinion No. 20, “Accounting Changes,” which resulted in an increase to net income per diluted share for fiscal year 2000 of $0.03, an increase in retained earnings of $14.2 million, an increase in inventory of $22.5 million and a decrease in deferred taxes of $8.3 million at September 29, 2000.

Inventory and Purchase Order Commitments

Varian Semiconductor values its inventory at the lower of cost or market. The determination of lower of cost or market requires that Varian Semiconductor make significant assumptions about future demand for products and the transition to new product offerings from legacy products. Varian Semiconductor also reserves against those open purchase order commitments in which Varian Semiconductor’s estimated obligation to receive inventory under these commitments exceeds expected production demand. These assumptions include, but are not limited to, future manufacturing schedules, customer demand, supplier lead time and technological and market obsolescence. If market conditions are less favorable than those projected by management, additional inventory provisions may be required. If market conditions are more favorable than those projected by management and specific products previously reserved against are subsequently sold, gross profit would improve by the amount of the specific reserve in the quarter the product is sold.

Allowance for Doubtful Accounts

Varian Semiconductor maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products and services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due and the estimated loss is calculated as a percentage of the total category based upon past history. If the financial condition of Varian Semiconductor’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. If accounts previously identified as a risk and reserved for subsequently stabilize and are deemed to no longer be at risk for collection or categories past due decrease, the allowance for doubtful accounts may be reduced. As a result, a reduction to bad debt expense would be recognized in the period the determination was made.

Valuation Allowance on Deferred Tax Assets

As required by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” Varian Semiconductor evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. Varian Semiconductor has considered taxable income that can be carried back, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance and has concluded that no valuation allowance is required at this time. An adjustment to deferred tax assets would be charged to income in the period such determination was made, if Varian Semiconductor determined that it would not be able to realize all or part of its deferred tax assets in the future.

Product Warranties

Varian Semiconductor provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. While Varian Semiconductor engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, Varian Semiconductor’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to Varian Semiconductor. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from Varian Semiconductor’s estimates, revisions to the estimated warranty liability would be required.

Environmental Liabilities

Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or Varian Semiconductor’s commitment to a formal plan of action. In situations where the various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate then future costs, the lower limit of an estimated range is accrued on a non-discounted basis. All other liabilities, which are usually where Varian Semiconductor has generally sufficient knowledge to be able to better estimate the scope of costs and future activities, are accrued on a discounted basis. Should new information become available and/or different assumptions be applied in the estimation of environmental liabilities, revisions to the accrued environmental liability would be required.

Derivative Financial Instruments and Forward Exchange Contracts

As a multinational company, Varian Semiconductor faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as Varian Semiconductor’s business practices evolve and could have a material adverse impact on Varian Semiconductor’s financial results. Historically, Varian Semiconductor’s primary exposures have resulted from non-United States dollar denominated sales and purchases in Europe and the Asia-Pacific region. Varian Semiconductor does not enter into forward exchange contracts for trading purposes. Varian Semiconductor’s forward exchange contracts generally range from one to six months in original maturity. No forward exchange contract has an original maturity greater than one year.

Results of Operations

Fiscal Year

Varian Semiconductor’s fiscal year is the 52- to 53-week period that ends on the Friday nearest September 30. Fiscal year 2002 comprises the 52-week period ended on September 27, 2002. Fiscal year 2001 comprises the 52-week period ended on September 28, 2001. Fiscal year 2000 comprises the 52-week period ended on September 29, 2000.

Industry

Varian Semiconductor’s business is highly cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. In fiscal year 2001, semiconductor equipment manufacturers experienced a significant contraction in the demand for products due to the slowdown in economies worldwide, specifically the slowdown in technology sectors which utilize integrated circuits. Varian Semiconductor’s business has been materially affected by this contraction, as revenue decreased five sequential consecutive quarters, from $226.4 million in the first quarter of fiscal year 2001 to $50.0 million in the first quarter of fiscal year 2002 (excluding the Lam royalty and license revenue, described in Note 16 in the Notes to the Consolidated Financial Statements). However, for the second, third and fourth quarters of fiscal year 2002, revenue increased to $67.2 million, $94.6 million and $95.8 million, respectively. Although revenue increased sequentially during the last three quarters of fiscal year 2002, this is not necessarily evidence that the downturn in the industry is ending. Projections for the first quarter of fiscal year 2003 show a slight decline in revenue, as the current estimate is for revenue to be between $72.0 million and $92.0 million. Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product have a significant impact on revenue (see also Risk Factors and Critical Accounting Policies—Revenue Recognition). Varian Semiconductor does not have visibility as to the length or sustainability of any potential industry downturn.

Fiscal Year 2002 Compared to Fiscal Year 2001

Revenue.    The following table sets forth total revenue and revenue by revenue stream for fiscal years 2002 and 2001, including non-recurring royalty and license revenue of $27.8 million recognized during the first quarter of fiscal year 2002 received in connection with the Settlement and License Agreement with Lam described in more detail below.

	Fiscal Year			Percent Change
	2002	2001	Change
	(Amounts in millions)
Revenue
Product	$233.5	$534.5	($301.0)	(56%)
Service	66.1	82.2	(16.1)	(20%)
Royalty and license	35.8	15.3	20.5	134%

Revenue	$335.4	$632.0	($296.6)	(47%)

During fiscal year 2002, the decrease in revenue was primarily a result of the downturn in the industry, specifically the reduction in capital expenditures by semiconductor manufacturers and the industry-wide decline in demand for semiconductor devices. Revenue is expected to decline in the first quarter of 2003, as compared to the fourth quarter of 2002. The outlook remains difficult to forecast beyond the first quarter of fiscal year 2003, as visibility is limited by the cyclical nature of the industry.

Pursuant to the terms of a Settlement and License Agreement between Varian Semiconductor and Lam Research Corporation, Varian Semiconductor received, during the first quarter of fiscal year 2002, a warrant to purchase 2,000,000 shares of Lam common stock at $21.30 per share and a $5.0 million cash payment in exchange for prior use of certain Varian Semiconductor patents. Total royalty and license revenue recognized from Lam during the first quarter of fiscal year 2002 includes the warrant, which was valued at $22.8 million, and the $5.0 million cash payment received. Lam made quarterly cash payments of $1.25 million for the three remaining quarters of fiscal year 2002 and will continue to make quarterly cash payments of $1.25 million through December 2004 for future use of the patents. Quarterly cash payments are recognized as royalty and license revenue in the period they become due. (See Note 16 in the Notes to the Consolidated Financial Statements.)

The following table reflects revenue by geography for fiscal years 2002 and 2001, including the non-recurring Lam royalty and license revenue of $27.8 million recognized during the first quarter of fiscal year 2002.

	Fiscal Year
	2002	2001
	(Amounts in thousands)
North America*	$131,534	$187,352
Europe	55,930	130,174
Asia-Pacific	147,983	314,453

Total revenue	$335,447	$631,979

*	Primarily in the U.S.

The decrease in revenue across all geographies during fiscal year 2002 was a result of the downturn in the industry (see Item 1. Business for more detail).

Cost of Product and Service Revenue.    Cost of product revenue was $155.8 million and gross margin was 33% for fiscal year 2002, as compared to the cost of product revenue of $345.8 million and gross margin of 35% for fiscal year 2001. The decrease in gross margin of 2% for fiscal year 2002 was primarily a result of a change in product mix and lower parts margins. This was partially offset by lower warranty costs and improved inventory management. Cost of service revenue was $40.5 million and gross margin was 39% for fiscal year 2002, as compared to the cost of service revenue of $53.0 million and gross margin of 35% for fiscal year 2001. The improvement in gross margin of 4% for fiscal year 2002 was primarily a result of improvements in the system installation process resulting in reduced field costs and a reduction in overhead costs, both direct and indirect labor, due to lower headcount. Gross margin on total revenue for the first quarter of fiscal year 2003 may decline slightly from the fourth quarter of fiscal year 2002 due to customer pricing pressures.

Research and Development.    Research and development expenses were $51.8 million for fiscal year 2002 as compared to $49.8 million for fiscal year 2001, an increase of $2.0 million or 4%. Research and development expenses are expected to be approximately the same in the first quarter of fiscal year 2003, as compared to the fourth quarter of fiscal year 2002. Varian Semiconductor continues to be committed to investment in product development, particularly the ongoing shift to 300mm implantors, factory automation, and the transition to advanced technology nodes.

Marketing, General and Administrative.    Marketing, general and administrative expenses were $79.4 million for fiscal year 2002 as compared to $93.2 million for fiscal year 2001, a decrease of $13.8 million or 15%. Marketing, general and administrative expenses decreased from the prior year mainly due to a lower headcount throughout fiscal year 2002, a decrease in commissions related to the lower revenues caused by the industry downturn and the recovery of bad debt charges taken in fiscal year 2001. Marketing, general and administrative expenses are expected to approximate the same level in the first quarter of fiscal year 2003, as compared to the fourth quarter of fiscal year 2002.

Restructuring Costs.    During October 2001, Varian Semiconductor implemented a reduction in force, primarily in the U.S., in which its worldwide workforce was reduced by approximately 200 employees. Varian Semiconductor recognized approximately $2.2 million in restructuring costs during the first quarter of fiscal year 2002.

In September 2002, in anticipation of continued soft demand for semiconductor devices and semiconductor capital equipment, Varian Semiconductor announced additional actions to restructure its business and reduce costs. Varian Semiconductor recognized $3.2 million in restructuring costs during the fourth quarter of fiscal year 2002. As a result of this restructuring, approximately 100 employees were terminated worldwide prior to September 27, 2002. There were also charges associated with closing an office and relocating another office.

Below is a table summarizing the restructuring reserve activity in fiscal year 2002:

	Reduction in Work Force	Facility Closures	Other	Total
	(Amounts in thousands)
Balance as of September 28, 2001	$—	$—	$—	$—
New charges	4,594	602	209	5,405
Non-cash items	—	—	(114)	(114)
Cash payments	(2,427)	—	—	(2,427)

Balance as of September 27, 2002	$2,167	$602	$95	$2,864

The majority of the restructuring reserve balance of $2.9 million, as of September 27, 2002, is expected to be utilized by December 2002. Varian Semiconductor anticipates cash savings of approximately $10 million in fiscal year 2003, as a result of the fiscal year 2002 restructurings.

Interest Income.    During fiscal year 2002, Varian Semiconductor earned $5.7 million in interest income as compared with $8.2 million for fiscal year 2001. Despite increased cash balances, interest income decreased from the prior fiscal year due to lower short-term interest rates.

Other Income.    Varian Semiconductor received a warrant to purchase shares of Lam common stock on December 19, 2001. (See also Note 16 in the Notes to the Consolidated Financial Statements). The warrant was treated as a derivative and was remeasured at fair value at each balance sheet date. Under fair value accounting, all gains and losses were reported in other income (expense). The volatility in Lam’s stock price and other factors resulted in changes to the fair value of the Lam warrant. As a result, Varian Semiconductor recorded a gain of $5.1 million in other income to reflect the fair value accounting of the Lam warrant. On April 1, 2002, Varian Semiconductor completed the sale of this warrant to an unrelated third party for $28.0 million in cash.

Provision for Income Taxes.    Varian Semiconductor’s effective income tax rate was 33% in fiscal years 2002 and 2001. The rate is lower than the U.S. federal statutory rate principally due to credits, low-taxed foreign income in 2002 and tax benefits arising from the use of the extraterritorial income exclusion and tax credits in 2001. Future tax rates may vary from the historic rates depending on the worldwide allocation of earnings and the continuing availability of the extraterritorial income exclusion.

Cumulative Effect of Change in Accounting Principle, Net of Tax.    Varian Semiconductor reported a change in accounting principle for the adoption of SAB 101 in accordance with APB Opinion No. 20, “Accounting Changes,” by a cumulative effect adjustment. Varian Semiconductor recorded a non-cash charge of $27.0 million (after reduction for income taxes of $15.7 million), or $0.80 per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year 2001.

Net Income.    As a result of the foregoing factors, in fiscal year 2002 Varian Semiconductor recorded net income of $9.0 million, as compared to net income of $37.6 million for fiscal year 2001. The net income per diluted share was $0.26 for fiscal year 2002, as compared to net income of $1.10 per diluted share for fiscal year 2001.

Fiscal Year 2001 Compared to Fiscal Year 2000

Revenue.    Revenue for the fiscal year 2001 was $632.0 million, as compared to $687.7 for fiscal year 2000, a decrease of $55.7 million, or 8%. Had SAB 101 not been adopted, a year over year comparison of revenue would have shown a decrease in revenue of $88.2 million, or 13%. Proforma amounts for the periods beginning before fiscal year 2001 have not been presented as the effect of the change in accounting principle could not be reasonably determined.

The following table sets forth total revenue and revenue by revenue stream for fiscal years 2001 and 2000.

	Fiscal Year			Percent Change
	2001	2000	Change
	(Amounts in millions)
Revenue
Product	$534.5	$626.2	($91.7)	(15%)
Service	82.2	51.4	30.8	60%
Royalty and license	15.3	10.1	5.2	52%

Revenue	$632.0	$687.7	($55.7)	(8%)

During fiscal year 2001, the 8% decrease in total revenue was a result of the downturn in the semiconductor industry. The significant decrease in product revenue was a result of the decline in demand for semiconductor devices beginning in the second quarter of fiscal year 2001. Service revenue in fiscal year 2001 increased compared to fiscal year 2000, although it primarily related to the maintenance and installation services of products that were sold in fiscal year 2000 and the first quarter of 2001, as service revenue historically is recognized a few months after product revenue.

Over the course of fiscal year 2001, total revenue decreased in each consecutive quarter from $226.4 million in the first quarter to $188.6 million in the second quarter, to $147.2 million in the third quarter, and to $69.8 million in the fourth quarter.

Royalty revenue increased from $10.1 million in fiscal year 2000 to $15.3 million in fiscal year 2001, despite the industry downturn primarily due to timing, as revenue recognized from royalties normally lags the sale of the product to the customer.

The following table reflects revenue by geography for fiscal years 2001 and 2000.

	Fiscal Year
	2001	2000
	(Amounts in thousands)
North America*	$187,352	$183,697
Europe	130,174	135,541
Asia-Pacific	314,453	368,481

Total revenue	$631,979	$687,719

*	Primarily in the U.S.

The decrease in Europe and Asia-Pacific during fiscal year 2001 was a result of the downturn in the industry (see Item 1. Business for more detail). The increase in revenue in North America resulted from increased volume from several customers compared to their 2000 levels and increased royalty revenue, partially offset by lower volumes from other customers due to the decline in demand for semiconductor devices.

Cost of Product and Service Revenue.    Cost of product revenue was $345.8 million and gross margin was 35% for fiscal year 2001, as compared to the cost of product revenue of $379.8 million and gross margin of 39% for fiscal year 2000. The decrease in gross margin of 4% for fiscal year 2001 was primarily a result of the decrease in the volume of product shipments. Cost of service revenue was $53.0 million and gross margin was 35% for fiscal year 2001, as compared to the cost of service revenue of $37.2 million and gross margin of 28%

for fiscal year 2000. The increase in gross margin of 7% for fiscal year 2001 was primarily a result of the product mix of the installations completed and lower field costs.

Research and Development.    Research and development expenses in fiscal year 2001 were $49.8 million, an increase of $2.8 million, or 6%, from fiscal year 2000 expenses of $47.0 million. Research and development expenses were higher largely due to expansion of efforts in both product and services developments reflected in the VIISta series products for 300mm applications, including the new high energy VIISta 3000.

Marketing, General and Administrative.    Marketing, general and administrative expenses in fiscal year 2001 were $93.2 million, a decrease of $4.9 million, or 5%, from fiscal year 2000 expenses of $98.1 million. Marketing, general and administrative expenses decreased from the prior year mainly due to efforts to reduce spending in response to the industry downturn.

Restructuring Costs.    Varian Semiconductor recognized $1.9 million in restructuring costs for fiscal year 2001, of which $0.9 million was recognized in the second quarter and $1.0 million was recognized in the third quarter. The restructuring charges primarily reflected the termination costs for a total reduction in force of 530 employees. All termination costs associated with the restructuring were paid during 2001.

Interest Income.    During fiscal year 2001, Varian Semiconductor earned $8.2 million in interest income as compared with $4.6 million for fiscal year 2000. The increase of $3.6 million was primarily due to higher average cash balances, as compared to the prior fiscal year.

Other Income, Net.    In fiscal year 2000, Varian Semiconductor recorded other income of $18.7 million upon settlement of litigation. In the second quarter of fiscal year 2000, Varian Semiconductor recorded a gain of $2.7 million upon receipt of a payment in settlement of a dispute relating to the acquisition of a product line which occurred in a prior fiscal year. In addition, after recording a payment to Applied Materials and legal expenses, Varian Semiconductor recorded a gain of $16.0 million in the fourth quarter of fiscal year 2000 relating to the difference between the actual settlement amount and the estimated accrual upon settlement of their patent infringement and antitrust litigation.

Provision for Income Taxes.    Varian Semiconductor’s effective income tax rate was 33% in fiscal years 2001 and 2000. The rate is lower than the U.S. federal statutory rate principally due to the tax benefits arising from the use of a foreign sales corporation, the extraterritorial income exclusion and tax credits. Future tax rates may vary from the historic rates depending on the worldwide allocation of earnings and the continuing availability of the extraterritorial income exclusion.

Cumulative Effect of Change in Accounting Principle, Net of Tax.    Varian Semiconductor reported a change in accounting principle for the adoption of SAB 101 in accordance with APB Opinion No. 20, “Accounting Changes,” by a cumulative effect adjustment. Varian Semiconductor recorded a non-cash charge of $27.0 million (after reduction for income taxes of $15.7 million), or $0.80 per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year.

Net Income.    As a result of the foregoing factors, in fiscal year 2001, Varian Semiconductor recorded net income of $37.6 million, as compared with net income of $99.9 million for fiscal year 2000. The net income per diluted share was $1.10 for fiscal year 2001, as compared to $2.97 per diluted share for fiscal year 2000.

Liquidity and Capital Resources

Cash provided by operations was $11.2 million during fiscal year 2002, as compared to cash provided by operations of $153.4 million during fiscal year 2001. In fiscal year 2002, cash provided by operations was primarily a result of a decrease in inventories of $36.8 million, in addition to net income of $9.0 million. These increases to cash during fiscal year 2002 were partially offset by the non-cash consideration of $22.8 million in royalty and license income and a decrease in deferred revenue of $21.0 million. In fiscal year 2001, cash provided by operations was primarily a result of decreases in accounts receivable of $95.8 million and inventory of $65.4 million, in addition to net income of $37.6 million, after adjusting for the non-cash charge of $27.0 million arising from a cumulative effect of a change in accounting principle. The increases to cash during fiscal year 2001 were partially offset by a decrease in accounts payable of $44.0 million and deferred revenue of $26.4 million.

Cash provided by investing activities was $11.1 million during fiscal year 2002, including $28.0 million that was generated from the sale of the Lam warrant on April 1, 2002 (See Note 16 in the Notes to the Consolidated Financial Statements). This was partially offset by purchases of property plant and equipment of $16.9 million. Varian Semiconductor used $14.5 million of cash during fiscal year 2001, primarily for the purchase of property, plant and equipment.

During fiscal year 2002, $6.9 million of cash was provided by financing activities, consisting of $16.0 million generated from the issuance of stock upon the exercise of stock options, offset by $9.1 million in repayments of short-term borrowings. During fiscal year 2001, $18.3 million of cash was provided by financing activities, of which $7.0 million was generated from the issuance of stock upon the exercise of stock options and $11.3 million was provided by proceeds from short-term borrowings.

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheet and statement of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of September 27, 2002 have not been included in the consolidated balance sheet and statement of operations included under Item 8. Financial Statements and Supplemental Data, however, they have been disclosed in the following table in order to provide a more accurate picture of Varian Semiconductor’s financial position and liquidity. Varian Semiconductor does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Varian Semiconductor is not exposed to any financing, liquidity, market or credit risk that could arise if Varian Semiconductor had engaged in such relationships.

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(Amounts in thousands)
Purchase order commitments	$26,900	$25,900	$1,000	$—	$—
Operating leases	13,963	3,038	4,058	2,103	4,764
Letter of credit	1,900	1,900	—	—	—

Total commitments	$42,763	$30,838	$5,058	$2,103	$4,764

On November 27, 2002, Varian Semiconductor signed a purchase and sale agreement to purchase its sales and service facility located in Newburyport, Massachusetts. Under the agreement, Varian Semiconductor would make a lump sum upfront payment of $3.4 million, assume a loan of approximately $5.2 million, and forfeiture $0.5 million in prepaid rent. The transaction is expected to be complete during the second quarter of fiscal year 2003. Varian Semiconductor currently leases this facility from the seller. There is approximately $9.6 million in lease payments due through the termination of the lease in 2013.

As of September 27, 2002 and September 28, 2001, Varian Semiconductor’s subsidiary in Japan had three credit facilities available with three different financial institutions. Maximum available borrowings on each of the three loans were as follows: ¥590,000,000 ($4.8 million at September 27, 2002), ¥500,000,000 ($4.1 million at September 27, 2002), and ¥1,000,000,000 ($8.2 million at September 27, 2002). The loans are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. Interest rates for the ¥590,000,000 credit facility are the Tokyo interbank offered rate + 1.75% (approximately 1.84% at September 27, 2002 and 1.83% at September 28, 2001). Interest rates for the other two credit facilities are based on the short-term prime rate (approximately 1.38% at September 27, 2002 and September 28, 2001). The loans mature every 30 to 90 days and are normally rolled over into new 30 to 90 day loans upon maturity. Total outstanding borrowings at September 27, 2002 were ¥690,000,000, or $5.6 million, and at September 28, 2001 were ¥1,790,000,000, or $15.2 million.

Varian Semiconductor also has borrowing capacity in Europe, Korea and Taiwan. In June 2002, Varian Semiconductor’s European subsidiary renewed a credit facility which includes overdraft protection of Euro 2.5 million ($2.4 million at September 27, 2002). Interest accrues at the Euro base rate + 1.5% (approximately 5.5% at September 27, 2002). In April 2002, Varian Semiconductor’s subsidiary in Korea closed a $3.0 million credit facility. Any outstanding borrowings accrue interest at the local base rate + 1.6% (approximately 6.4% at September 27, 2002) and are payable on demand. In July 2001, Varian Semiconductor’s subsidiary in Taiwan closed a $1.0 million credit facility. Any outstanding borrowings accrue interest at the local base rate + 1.3% (approximately 4.0% at September 27, 2002) and are payable on demand. All three credit facilities are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of September 27, 2002 or September 28, 2001 on any of these three loans.

Varian Semiconductor has an agreement with two banks to sell specific receivables subject to recourse provisions. During 2002, approximately $9.3 million of receivables were sold under these arrangements. As of September 27, 2002 and September 28, 2001, approximately $4.5 million and $0.7 million, respectively, of receivables sold to the bank remained outstanding. Varian Semiconductor has not recorded any asset or liability in connection with these agreements. Varian Semiconductor does not believe it is materially at risk for any losses as a result of this agreement.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash and cash equivalents of $307.8 million at September 27, 2002 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments and cash requirements for the foreseeable future.

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc. (“VAI”). (See also Note 15 in the Notes to the Consolidated Financial Statements.) On April 2, 1999, VAI contributed its Semiconductor Equipment Business (“SEB”) to Varian Semiconductor, then distributed to the holders of record of VAI common stock one share of common stock of Varian Semiconductor for each share of VAI common stock owned on March 24, 1999. At the same time, VAI contributed its Instruments Business (“IB”) to Varian, Inc. (“VI”) and distributed to the holders of record of VAI common stock one share of common stock of IB for each share of VAI common stock owned on March 24, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. (“VMS”) effective as of April 2, 1999. These transactions were accomplished under the terms of a Distribution Agreement by and among Varian Semiconductor, VAI, hereafter referred to as VMS for periods following the spin-off and VI (the “Distribution Agreement”). For purposes of providing an orderly transition and to define certain ongoing relationships between and among Varian Semiconductor, VMS and VI after the spin-off Varian Semiconductor, VMS and VI also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement (collectively, the “Distribution Related Agreements”).

The Distribution Related Agreements provide that, from and after the spin-off, VMS, VI, and Varian Semiconductor will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VMS and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VMS, VI, and Varian Semiconductor. The Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll, and pension liabilities) in accordance with their terms. During fiscal years 2002, 2001 and 2000, Varian Semiconductor was charged $4.0 million, $3.0 million and $2.4 million, respectively, by VMS in settlement of these obligations.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, which is effective for Varian Semiconductor in fiscal year 2003. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. At September 27, 2002, Varian Semiconductor had approximately $12.3 million of goodwill. Application of the non-amortization provisions of SFAS No. 142 for goodwill is expected to result in the elimination of amortization expense of approximately $1.6 million in fiscal year 2003.

Pursuant to SFAS No. 142, Varian Semiconductor will test its goodwill for impairment upon adoption in fiscal year 2003 and, if impairment is indicated, Varian Semiconductor will record such impairment as a cumulative effect of an accounting change. Varian Semiconductor does not expect there to be any impairment charges in fiscal year 2003.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for Varian Semiconductor beginning in fiscal year 2003 and, generally, its provisions are to be applied prospectively.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”(“EITF 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 27, 2002.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim or annual periods ending after December 15, 2002.

In November 2002, the EITF issued No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their relative fair values. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted.

Varian Semiconductor does not expect the adoption of the above mentioned pronouncements to have a material impact on Varian Semiconductor’s consolidated financial statements.

Risk Factors

The semiconductor industry is cyclical, and a slowdown in demand for Varian Semiconductor’s semiconductor manufacturing equipment has negatively affected financial results.

The semiconductor industry has been cyclical in nature and has historically experienced periodic downturns. The industry is currently experiencing extreme volatility in product pricing and a slowdown in product demand. Volatility and slowdowns have resulted in significant reductions and delays in the purchase of semiconductor manufacturing equipment and the construction of new fabrication facilities which has significantly harmed Varian Semiconductor’s financial results. Even though Varian Semiconductor’s revenues have declined, in order to remain competitive, Varian Semiconductor continues to invest in research and development and to maintain its worldwide customer service and support capability. These developments have adversely affected Varian Semiconductor’s financial results and could continue to adversely affect financial results. If the downturn in the semiconductor industry continues, the decrease in demand for Varian Semiconductor’s products will continue to adversely affect its financial results.

Varian Semiconductor faces intense competition in the semiconductor equipment industry.

Significant competitive factors in semiconductor equipment manufacturing include the strength of customer relationships, pricing, technological performance and timing, distribution capabilities and financial viability. Varian Semiconductor believes that in order to remain competitive in this industry, it will need to devote significant financial resources to product and process research and development, to offering and marketing a broad range of products, and to maintaining and enhancing customer service and support centers worldwide. The semiconductor equipment industry is becoming increasingly dominated by large manufacturers who have resources to support customers worldwide, and some of Varian Semiconductor’s competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, service and support than does Varian Semiconductor. With fewer resources, Varian Semiconductor may not be able to match the product offerings or customer service and technical support offered by its competitors. In addition, some smaller equipment manufacturers provide innovative technology which may have performance advantages over Varian Semiconductor’s systems. If these manufacturers continue to improve their product performance and pricing, enter into strategic relationships or consolidate with large equipment manufacturers, sales of Varian Semiconductor’s products may suffer.

Varian Semiconductor derives a substantial portion of its revenues from a small number of customers, and its business may be harmed by the loss of any one significant customer.

As described in “Item 1. Business,” Varian Semiconductor has historically sold at least half of its systems in any particular period to its ten largest customers. Furthermore, Varian Semiconductor may have difficulty attracting additional large customers because its sales depend, in large part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. Once a semiconductor manufacturer has selected a particular supplier’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Consequently, Varian Semiconductor may experience difficulty in selling to a prospective customer if that customer initially selects a competitor’s capital equipment.

Varian Semiconductor’s quarterly results of operations are likely to fluctuate, and as a result, Varian Semiconductor may fail to meet the expectations of its investors and securities analysts, which may cause the price of its common stock to decline.

Varian Semiconductor has experienced and expects to continue to experience significant fluctuations in its quarterly financial results. From time to time, customers may accelerate, postpone, or cancel shipments, or production difficulties could delay shipments. A cancellation, delay in shipment or delay in customer acceptance of the product upon installation in any quarter may cause revenue in such quarter to fall significantly below expectations, which could cause the market price of Varian Semiconductor’s common stock to decline. Varian Semiconductor’s financial results also fluctuate based on gross profit realized on sales. Gross profit as a percentage of revenue may vary based on a variety of factors, including the mix and average selling prices of products sold and costs to manufacture and customize systems. In addition, a number of other factors could impact Varian Semiconductor’s quarterly financial results, including, but not limited to the following:

•	changing global economic conditions and worldwide political instability;

•	general conditions in the semiconductor equipment industry;

•	unexpected procurement or manufacturing difficulties;

•	pricing of key components;

•	fluctuations in foreign exchange rates;

•	ability to develop, introduce and market new, enhanced and competitive products in a timely manner;

•	introduction of new products by Varian Semiconductor’s competitors;

•	legal or technical challenges to Varian Semiconductor’s products and technology; and

•	adverse weather conditions at its manufacturing facilities or customers facilities.

Because Varian Semiconductor’s operating expenses are based on anticipated capacity levels, and a high percentage of Varian Semiconductor’s expenses are relatively fixed, a variation in the timing of recognition of revenue and the level of gross profit from a single transaction could cause financial results to vary significantly from quarter to quarter.

It is difficult for Varian Semiconductor to predict the quarter in which it will be recognizing revenue from large product orders.

During a quarter, Varian Semiconductor customarily sells a relatively small number of ion implantation systems. Consequently, Varian Semiconductor’s revenue and financial results could be negatively impacted for a particular quarter if anticipated orders from even a few customers are not received in time to permit shipment and customer acceptance of the installation during that quarter. Varian Semiconductor recognizes all or a portion of the revenue from a product shipment at the time the product is installed and meets predetermined customer specifications. As a result, it is often difficult to determine both the timing of a product shipment and the completion of the installation of the product at the customer’s location. In addition, Varian Semiconductor’s product order backlog at the beginning of each quarter may not include all systems needed to achieve expected revenues for that quarter. Because Varian Semiconductor may build systems according to forecast, the absence of a significant backlog for an extended period of time could adversely affect financial results.

Varian Semiconductor’s future business depends, in part, on its ability to successfully introduce and manage the transition to new products, and Varian Semiconductor may not succeed in accomplishing these goals.

Varian Semiconductor believes that its future success will depend on its ability to develop, manufacture and successfully introduce new systems and product lines with improved capabilities and to continue enhancing existing products, in particular products that respond to the trend toward single wafer processing and 300mm wafer processing. Varian Semiconductor derives virtually all of its revenue from sales and servicing of ion implantation systems and related products and services. Varian Semiconductor must accurately forecast the demand for new products while managing the transition from older products, or it may otherwise mismanage inventory levels. In addition, Varian Semiconductor may be unable to complete the development or meet the technical specifications of new systems or enhancements or to manufacture and ship these systems or enhancements in volume and on time, which may harm its reputation and business. In the past, Varian Semiconductor has experienced some delays in manufacturing and shipping systems and enhancements as well as problems with the reliability and quality of such systems and enhancements. If any of Varian’s Semiconductor’s new products have reliability or quality problems, it may incur additional warranty and service expenses, experience a decline in product orders or incur higher manufacturing costs to correct such problems, all of which could adversely affect financial results.

Varian Semiconductor is subject to risks of operating internationally and it derives a substantial portion of its revenues from outside the United States.

International revenue has accounted for 61%, 71%, and 73% of Varian Semiconductor’s revenue in fiscal years 2002, 2001, and 2000, respectively, and specifically, revenue in the Asia-Pacific region has accounted for a substantial portion of this revenue. Sales to the Asia-Pacific region accounted for 44%, 50%, and 53% of revenue in fiscal years 2002, 2001, and 2000, respectively. Because Varian Semiconductor relies on sales to customers in the Asia-Pacific region for a substantial portion of its revenue, its business is very likely to be adversely impacted by economic downturns and instability in that region. Varian Semiconductor’s business in the Asia-Pacific region is affected by demand in each country. In addition, international sales are subject to risks, including, but not limited to:

•	fluctuations in foreign exchange rates;

•	changes in legal and regulatory requirements;

•	political and economic instability and acts of terrorism;

•	difficulties in accounts receivable collection;

•	difficulties in staffing and managing international operations; and

•	foreign trade disputes.

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

Varian Semiconductor relies on obtaining and maintaining patent, copyright and trade secret protection for significant new technologies, products and processes and obtaining key licenses because of the length of time and expense associated with bringing new products through the development process to market. Varian Semiconductor intends to continue to file applications as appropriate for patents covering new products and manufacturing processes. However, Varian Semiconductor cannot provide assurance of the following:

•	that patents will issue from any pending or future patent applications owned by, or licensed to, Varian Semiconductor;

•	that the claims allowed under any issued patents will be sufficiently broad to protect Varian Semiconductor’s technology position against competitors;

•	that any issued patents owned by or licensed to Varian Semiconductor will not be challenged, invalidated or circumvented; and

•	that the rights granted under Varian Semiconductor’s patents will provide it with competitive advantages.

Varian Semiconductor also has agreements with third parties for licensing of patented or proprietary technology. These agreements include royalty bearing licenses and technology cross-licenses. Varian Semiconductor’s loss of licensing agreements with Applied Materials, Tokyo Electron Limited and Lam, could have a material adverse effect on its business.

In addition, Varian Semiconductor maintains and enforces its trademarks to increase customer recognition of its products. If its trademarks are used by unauthorized third parties, its business may be harmed. Varian Semiconductor also relies on contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties to protect its proprietary rights. If these contractual agreements are breached, Varian Semiconductor may not have adequate remedies for any such breaches. Varian Semiconductor also can not provide assurance that its trade secrets will not otherwise become known to or be independently developed by others.

Patent claims may be expensive to pursue, defend or settle and may substantially divert Varian Semiconductor’s resources and the attention of management.

Varian Semiconductor could incur substantial costs and diversion of management resources in defending patent suits brought against it or in asserting its patent rights against others. If the outcome of any such litigation is unfavorable to Varian Semiconductor, its business may be harmed. Varian Semiconductor may not be aware of pending or issued patents held by third parties that relate to its products or technologies. In the event that a claim is asserted against Varian Semiconductor, it may need to acquire a license to or contest the validity of a competitor’s patent. Varian Semiconductor cannot be certain that it could acquire such a license on commercially acceptable terms, if at all, or that it would prevail in such a proceeding. From time to time, Varian Semiconductor has received notices from and has issued notices to such third parties alleging infringement of patent and other intellectual property rights relating to its products. If Varian Semiconductor is subject to future claims of patent infringement, it may be required to make substantial settlement or damages payments and may have to devote substantial resources to reengineering its products.

Varian Semiconductor depends on limited groups of suppliers or single source suppliers, the loss of which could impair its ability to manufacture products and systems.

Varian Semiconductor obtains some of its components and subassemblies included in its products from a limited group of suppliers, or in some cases a single source supplier. The loss of any supplier, including any single source supplier, would require obtaining one or more replacement suppliers and may also require devoting significant resources to product development to incorporate new parts from other sources into its products. The need to change suppliers or to alternate between suppliers might cause delays in delivery or significantly increase Varian Semiconductor’s costs. Although Varian Semiconductor has nominal insurance to protect against loss due to business interruption from these and other sources, Varian Semiconductor cannot provide assurance that such coverage will be adequate or that it will remain available on commercially acceptable terms. Although Varian Semiconductor seeks to reduce its dependence on these limited source suppliers, disruption or loss of these sources could negatively impact its business and damage customer relationships.

Varian Semiconductor’s indemnification obligations under the Distribution Agreement could be substantial, and Varian Semiconductor may not be fully indemnified in accordance with this agreement for the expenses it incurs.

Under the terms of the Distribution Agreement, each of VMS, VI and Varian Semiconductor has agreed to indemnify the other parties (and certain related persons) from and after the spin-off with respect to certain indebtedness, liabilities and obligations which could be significant. The availability of such indemnities will depend upon the future financial strength of the companies. There is a risk that one or more of these companies will not be able to satisfy their indemnification obligations. In addition, the Distribution Agreement generally provides that if a court prohibits a company from satisfying its indemnification obligations, then such obligations will be shared equally by the other companies.

Failure to comply with present or future environmental regulations could subject Varian Semiconductor to penalties and environmental remediation costs.

Varian Semiconductor is subject to a variety of foreign, federal, state and local laws regulating the discharge of materials into the environment and the protection of the environment. These regulations include discharges into the soil, water and air and the generation, handling, storage and transportation and disposal of waste and hazardous substances. These laws increase the costs and potential liabilities associated with the conduct of Varian Semiconductor’s operations.

VAI has been named by the U.S. Environmental Protection Agency and third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also in various stages of environmental investigation and or remediation under the direction of, or in consultation with foreign, federal, state and local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI’s sale of its Electron Devices business during fiscal year 1995, and the sale of its TFS business during fiscal year 1997). The Distribution Agreement provides that each of VMS, Varian Semiconductor and VI will indemnify the others for one-third of these environmental investigation and remediation costs, as adjusted for any insurance proceeds and tax benefits expected to be realized upon payment of these costs.

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.8 million in estimated environmental investigation and remediation costs for these sites and facilities as of September 27, 2002. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $5.1 million, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.8 million previously described. Varian Semiconductor’s portion of total expenditures for environmental investigation and remediation amounted to $0.5 million in fiscal year 2002, $0.8 million in fiscal year 2001, and $1.2 million in fiscal year 2000.

These accrued amounts are only estimates of anticipated future environmental related costs, and the amounts actually spent may be greater than such estimates. Accordingly, Varian Semiconductor may need to make additional payments to cover its indemnification obligations that would exceed current estimates. In addition, Varian Semiconductor’s present and past facilities have been in operation for many years, and over that time in the course of those operations, such facilities have used substances which are or might be considered hazardous. Varian Semiconductor also may have generated and disposed of wastes which are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future that Varian Semiconductor cannot now predict.

Varian Semiconductor’s ability to manage potential growth or decline; integration of potential acquisitions and potential disposition of product lines and technologies creates risks.

The cyclical nature of the semiconductor industry may cause Varian Semiconductor to experience rapid growth or decline in demand for products and services. As a result, Varian Semiconductor may face significant challenges in maintaining adequate financial and business controls, management processes, information systems and procedures on a timely basis and training, managing and appropriately sizing the work force. Current conditions in the semiconductor equipment industry challenge management to control spending on operating activities. There can be no assurance that Varian Semiconductor will be able to perform such actions successfully.

An important element of Varian Semiconductor’s management strategy is to review acquisition prospects that would complement existing products, augment market coverage and distribution ability, or enhance technological capabilities. In the future, Varian Semiconductor may make acquisitions of complementary companies, products or technologies, or may reduce or dispose of certain product lines or technologies, which no longer fit Varian Semiconductor’s long-term strategies. Managing an acquired business, disposing of product technologies or reducing personnel entail numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management’s attention to other business concerns, amortization of acquired intangible assets, the incurrence of debt and contingent liabilities and potential loss of key employees or customers of acquired or disposed operations, among others. Varian Semiconductor’s success will depend, to a significant extent, on the ability of its executive officers and other members of its senior management to identify and respond to these challenges effectively. In addition, any acquisitions could result in dilutive issuances of equity securities. There can be no assurance that Varian Semiconductor will be able to achieve and manage successfully any such growth, decline, integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that management, personnel or systems will be adequate to support continued operations. Any such inabilities or inadequacies would have a material adverse effect on Varian Semiconductor’s business, operating results, financial condition, cash flows and/or the price of Varian Semiconductor common stock.

Varian Semiconductor manufactures its products at one primary manufacturing facility and is thus subject to risk of disruption.

Varian Semiconductor has one primary manufacturing facility, located in Gloucester, Massachusetts and its operations are subject to disruption for a variety of reasons, including, but not limited to natural disasters, work stoppages, operational facility constraints and terrorism. Such disruption could cause delays in shipments of products to Varian Semiconductor’s customers and could result in cancellation of orders or loss of customers and could seriously harm Varian Semiconductor’s business.

If Varian Semiconductor loses key employees or is unable to attract and retain key employees, it may be unable to pursue business opportunities.

Varian Semiconductor’s future success depends to a significant extent on the continued service of key managerial, technical and engineering personnel. Competition for such personnel is intense, particularly in the labor markets around Varian Semiconductor’s facilities in Massachusetts. The available pool of qualified candidates is limited, and Varian Semiconductor may not be able to retain its key personnel or to attract, train, assimilate or retain other highly qualified engineers and technical and managerial personnel in the future. The loss of these persons or Varian Semiconductor’s inability to hire, train or retrain qualified personnel could harm Varian Semiconductor’s business and results of operations.

Varian Semiconductor has anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of its common stock.

Provisions of Varian Semiconductor’s certificate of incorporation, and by-laws and of Delaware law could delay, defer or prevent an acquisition or change in control of Varian Semiconductor or otherwise adversely affect the price of its common stock. For example, Varian Semiconductor’s Board of Directors is classified into three classes, and stockholders do not have the right to call special meetings of stockholders. Varian Semiconductor’s certificate of incorporation also permits its board to issue shares of preferred stock without stockholder approval. In addition to delaying or preventing an acquisition, the issuance of a substantial number of preferred shares could adversely affect the price of the common stock. Varian Semiconductor has also adopted a stockholders rights plan which may significantly dilute the equity interests of a person seeking to acquire control of Varian Semiconductor without the approval of the Board of Directors.

Varian Semiconductor does not anticipate paying dividends on its common stock in the future.

Varian Semiconductor has not paid and does not anticipate paying dividends on its common stock. Varian Semiconductor’s Board of Directors will have discretion to make decisions to pay dividends to common stockholders in the future. The decision will depend on a number of factors, including results of operations, financial conditions and contractual restrictions, that the Board, in its opinion, deems relevant.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

As a multinational company, Varian Semiconductor faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as Varian Semiconductor’s business practices evolve and could have a material adverse impact on Varian Semiconductor’s financial results. Historically, Varian Semiconductor’s primary exposures have resulted from non-U.S. dollar denominated sales and purchases in Europe and the Asia-Pacific region. Varian Semiconductor does not enter into forward exchange contracts for trading purposes. Varian Semiconductor’s forward exchange contracts generally range from one to two months in original maturity. No forward exchange contract has an original maturity greater than one year.

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S dollar denominated currencies. The aggregate exchange loss included in marketing, general, and administrative expenses was $0.4 million for fiscal year 2002.

Forward exchange contracts outstanding as of September 27, 2002 are summarized as follows (amounts in thousands):

	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Euro	$2,037	1.02	$2,033
Korean Won	830	1,222.51	826
Japanese Yen	339	118.07	327
New Taiwan Dollar	293	34.53	289
British Pound	111	0.65	112
Israeli Shekel	13	4.7474	12

Total foreign currency purchase contracts	$3,623		$3,599
Foreign currency sell contracts:
Japanese Yen	$5,203	120.12	$5,112
Korean Won	1,146	1,208.75	1,128
New Taiwan Dollar	1,043	34.52	1,028
Israeli Shekel	506	4.7040	492

Total foreign currency sell contracts	7,898		7,760

Total contracts	$11,521		$11,359

Varian Semiconductor also hedges currency exposures that are associated with certain of its product sales denominated in Japanese Yen. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these forward foreign exchange contracts are designated as hedges of anticipated product sales, and accordingly, the gains and losses resulting from the impact of currency rate movements on these contracts are not recognized in income until the underlying hedged transactions are recognized. Upon recognition, such gains and losses are recorded in revenue as an adjustment to the carrying amount of the underlying transactions in the period in which these transactions are recognized. Should the hedged anticipated product sales not occur within two months of the expiration of the forward foreign exchange contract, any unrealized gain or loss would be recorded in marketing, general and administrative expense. There were no forward foreign exchange contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at September 27, 2002.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities.

Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents. Varian Semiconductor maintains cash investments primarily in U.S. Treasury, government agency securities, and investment quality municipal securities as well as short-term time deposits with investment grade financial institutions. Cash equivalents at September 27, 2002 and September 28, 2001 were $305.2 million and $274.4 million, respectively.

Commodity Price Risk

Varian Semiconductor is not exposed to material commodity price risk.

Item 8.    Financial Statements and Supplementary Data.

The response to this item is submitted as a separate section to this report. See “Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.”

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The response to this item is contained in part under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K and in part in Varian Semiconductor’s Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 2003 (the “2003 Proxy Statement”) under the caption “Election of Directors,” which section is incorporated herein by this reference.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Item 11.    Executive Compensation.

The response to this item is contained in the 2003 Proxy Statement under the caption “Executive Compensation,” which section is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is contained in the 2003 Proxy Statement under the caption “Principal Stockholders” and “Equity Compensation Plan Information,” which sections are incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions.

The response to this item is contained in the 2003 Proxy Statement under the caption “Transactions with Related Parties,” which section is incorporated herein by this reference.

Item 14.    Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures.    Based on their evaluation of Varian Semiconductor’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, Varian Semiconductor’s chief executive officer and chief financial officer have concluded that Varian Semiconductor’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Varian Semiconductor in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)
Changes in internal controls.    There were no significant changes in Varian Semiconductor’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as part of this Annual Report on Form 10-K:

(1)  Consolidated Financial Statements: (see index on page F-1 of this report)

•	Report of Independent Accountants

•	Consolidated Balance Sheets as of September 27, 2002 and September 28, 2001

•	Consolidated Statements of Operations for fiscal years ended September 27, 2002, September 28, 2001, and September 29, 2000

•	Consolidated Statements of Cash Flows for fiscal years ended September 27, 2002, September 28, 2001, and September 29, 2000

•	Consolidated Statements of Stockholders’ Equity for fiscal years ended September 27, 2002, September 28, 2001, and September 29, 2000

•	Notes to Consolidated Financial Statements

(2)  Consolidated Financial Statement Schedule: (see index on page F-1 of this report)

The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2002, 2001 and 2000 is filed as a part of this Report and should be read in conjunction with the consolidated financial statements of the Registrant and its subsidiaries.

•	Schedule II—Valuation of Qualifying Accounts

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

(b)  Reports on Form 8-K.    No reports on Form 8-K were filed during the last quarter of fiscal year 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

By:	/s/ ROBERT J. HALLIDAY
Robert J. Halliday Vice President and Chief Financial Officer

Date: December 13, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. AURELIO Richard A. Aurelio	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 13, 2002

/s/ ERNEST L. GODSHALK, III Ernest L. Godshalk, III	President, Chief Operating Officer and Director	December 13, 2002

/s/ ROBERT J. HALLIDAY Robert J. Halliday	Vice President and Chief Financial Officer (Principal Financial Officer)	December 13, 2002

/s/ SETH H. BAGSHAW Seth H. Bagshaw	Vice President and Corporate Controller (Principal Accounting Officer)	December 13, 2002

/s/ GEORGE W. CHAMILLARD George W. Chamillard	Director	December 13, 2002

/s/ ROBERT W. DUTTON Robert W. Dutton	Director	December 13, 2002

/s/ ANGUS A. MACNAUGHTON Angus A. MacNaughton	Director	December 13, 2002

/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett	Director	December 13, 2002

CERTIFICATIONS

I, Richard A. Aurelio, certify that:

1.    I have reviewed this annual report on Form 10-K of Varian Semiconductor Equipment Associates, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 13, 2002	/s/ RICHARD A. AURELIO
Richard A. Aurelio Chairman and Chief Executive Officer

I, Robert J. Halliday, certify that:

1.    I have reviewed this annual report on Form 10-K of Varian Semiconductor Equipment Associates, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 13, 2002	/s/ ROBERT J. HALLIDAY
Robert J. Halliday Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Distribution Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc. dated as of January 14, 1999.

3.1*	Restated Certificate of Incorporation of Varian Semiconductor Equipment Associates, Inc.

3.2*	By-Laws of Varian Semiconductor Equipment Associates, Inc.

4.1*	Specimen Common Stock Certificate.

4.2*	Rights Agreement.

10.1*	Employee Benefits Allocation Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.

10.2*	Intellectual Property Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc., and Varian, Inc.

10.3*	Tax Sharing Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.

10.4*	Transition Services Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.

10.5*	Form of Change in Control Agreement for CEO and Senior Executives.

10.6*	Form of Indemnity Agreement with Directors and Executive Officers.

10.7	Varian Semiconductor Equipment Associates, Inc. Omnibus Stock Plan, as amended.

10.8*	Varian Semiconductor Equipment Associates, Inc. Management Incentive Plan.

10.9*	Agreement, dated as of July 24, 1998, between Varian Associates, Inc. and High Voltage Engineering Europa B.V.

10.10**
Lease of 4 Mulliken Way, Newburyport, Massachusetts, dated as of October 30, 1995, between Berkshire-Newbury Limited Partnership and Registrant, assigned to the Registrant by Genus, Inc. on April 12, 1999.

10.11**	Varian Semiconductor Equipment Associates, Inc. Employee Stock Purchase Plan

10.12**	Amendment to the Rights Agreement between First Chicago Trust Company of New York and Registrant, dated February 19, 1999, to appoint EquiServe Trust Company, N.A.

10.13	Amendment to Varian Semiconductor Equipment Associates, Inc. Omnibus Stock Plan, as amended.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

99.1	Certifications Pursuant to U.S.C. §1350.

*	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form 10-K (File No. 000-25395).
**	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2001.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of the registrant and its subsidiaries are required to be included in Item 8:

The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2002, 2001, and 2000, should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Financial Statement Schedule

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	S-1

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Varian Semiconductor Equipment Associates, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of the Varian Semiconductor Equipment Associates, Inc. and its subsidiaries at September 27, 2002 and September 28, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 27, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to these financial statements, in fiscal year 2001, the Company changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
October 18, 2002

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

	September 27, 2002	September 28, 2001
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$307,840	$278,641
Accounts receivable, net	85,793	85,455
Inventories	81,779	115,689
Deferred income taxes	42,311	34,899
Other current assets	9,530	9,626

Total current assets	527,253	524,310
Property, plant and equipment, net	46,718	46,288
Other assets	15,534	17,459

Total assets	$589,505	$588,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and other short-term borrowings	$5,779	$15,900
Accounts payable	21,398	19,271
Accrued expenses	48,560	43,149
Product warranty	8,656	20,075
Deferred revenue	60,269	81,137

Total current liabilities	144,662	179,532
Long-term accrued expenses	5,674	7,292
Deferred income taxes	2,933	1,788

Total liabilities	153,269	188,612

Commitments and contingencies (Notes 14 and 15)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 33,821,277 issued and outstanding at September 27, 2002, and 32,628,192 issued and outstanding at September 28, 2001	338	326
Capital in excess of par value	263,470	235,700
Retained earnings	172,428	163,419

Total stockholders’ equity	436,236	399,445

Total liabilities and stockholders’ equity	$589,505	$588,057

See accompanying notes to the consolidated financial statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 27, 2002	September 28, 2001	September 29, 2000
			Restated[1]
	(Amounts in thousands, except per share data)
Revenue
Product	$233,535	$534,451	$626,219
Service	66,081	82,191	51,432
Royalty	35,831	15,337	10,068

Total revenue	335,447	631,979	687,719

Cost of revenue
Product	155,779	345,781	379,777
Service	40,491	53,026	37,212

Total cost of revenue	196,270	398,807	416,989

Gross profit	139,177	233,172	270,730

Operating expenses
Research and development	51,840	49,817	47,025
Marketing, general and administrative	79,352	93,176	98,063
Restructuring	5,405	1,875	—

Total operating expenses	136,597	144,868	145,088

Operating income	2,580	88,304	125,642
Interest income, net	5,717	8,237	4,597
Other income, net	5,149	—	18,700

Income before income taxes and cumulative effect of change in accounting principle	13,446	96,541	148,939
Provision for income taxes	4,437	31,859	49,072

Income before cumulative effect of change in accounting principle	9,009	64,682	99,867
Cumulative effect of change in accounting principle, net of tax of $15,724	—	(27,038)	—

Net income	$9,009	$37,644	$99,867

Weighted average shares outstanding—basic	33,185	32,275	31,375
Weighted average shares outstanding—diluted	34,799	34,009	33,681
Income per share before cumulative effect of change in accounting principle—basic	$0.27	$2.00	$3.18
Income per share before cumulative effect of change in accounting principle—diluted	$0.26	$1.90	$2.97
Cumulative effect of change in accounting principle—basic	—	$(0.84)	—
Cumulative effect of change in accounting principle—diluted	—	$(0.80)	—
Net income per share—basic	$0.27	$1.16	$3.18
Net income per share—diluted	$0.26	$1.10	$2.97

See accompanying notes to the consolidated financial statements.

[1]	Varian Semiconductor changed its method of valuing domestic inventories. Refer to Note 2. Summary of Significant Accounting Policies for further details.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 27, 2002	September 28, 2001	September 29, 2000
			Restated[1]
	(Amounts in thousands)
Cash flows from operating activities
Net income	$9,009	$37,644	$99,867
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	27,038	—
Depreciation and amortization	15,056	13,947	13,264
Non-cash consideration for royalty and license revenue	(22,800)	—	—
Realized gain on warrant	(5,149)	—	—
Loss on disposal of fixed assets	—	85	352
Compensatory stock option expense	—	—	1,047
Tax benefit from exercise of stock options	11,783	5,398	21,880
Deferred income taxes	(6,267)	(9,068)	15,644
Changes in assets and liabilities
Accounts receivable	(992)	95,822	(81,622)
Inventories	36,800	65,407	(54,072)
Other current assets	96	(1,742)	(4,997)
Accounts payable	2,123	(43,991)	32,550
Accrued expenses	4,490	(6,250)	(16,272)
Product warranty	(11,525)	(4,747)	11,862
Deferred revenue	(20,963)	(26,447)	12,664
Other	(428)	294	(559)

Net cash provided by operating activities	11,233	153,390	51,608

Cash flows from investing activities
Proceeds from the sale of warrant	27,989	—	—
Purchase of property, plant and equipment	(16,931)	(14,833)	(20,375)
Proceeds from disposal of property, plant and equipment	—	354	1,175
Restricted cash received	—	—	1,000

Net cash provided by (used in) investing activities	11,058	(14,479)	(18,200)

Cash flows from financing activities
Proceeds from the issuance of common stock	15,999	7,044	20,177
Notes payable and short-term borrowing	(9,123)	11,302	—

Net cash provided by financing activities	6,876	18,346	20,177

Effects of exchange rate changes on cash	32	(308)	2,139

Net increase in cash and cash equivalents	29,199	156,949	55,724
Cash and cash equivalents at beginning of period	278,641	121,692	65,968

Cash and cash equivalents at end of period	$307,840	$278,641	$121,692

Supplemental information to the cash flow:
Cash payments (receipts) for income taxes, net of refunds	$(722)	$41,831	$23,887

Cash payments for interest	$223	$255	$158

See accompanying notes to the consolidated financial statements.

[1]	Varian Semiconductor changed its method of valuing domestic inventories. Refer to Note 2. Summary of Significant Accounting Policies for further details.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Retained Earnings	Total
	(Amounts in thousands)
Balance at October 1, 1999 (Restated1)	30,474	$305	$180,175	$25,908	$206,388
Net income for the year	—	—	—	99,867	99,867
Compensatory stock option expense	—	—	1,047	—	1,047
Issuance of stock under the omnibus stock option plan, including income tax benefit of $21,880	1,607	16	42,041	—	42,057

Balance at September 29, 2000 (Restated1)	32,081	321	223,263	125,775	349,359
Net income for the year	—	—	—	37,644	37,644
Issuance of stock under the omnibus stock option plan, including income tax benefit of $5,398	547	5	12,437	—	12,442

Balance at September 28, 2001	32,628	326	235,700	163,419	399,445
Net income for the year	—	—	—	9,009	9,009
Issuance of stock under the omnibus stock option plan, including income tax benefit of $11,783	1,193	12	27,770	—	27,782

Balance at September 27, 2002	33,821	$338	$263,470	$172,428	$436,236

See accompanying notes to the consolidated financial statements.

[1]	Varian Semiconductor changed its method of valuing domestic inventories. Refer to Note 2. Summary of Significant Accounting Policies for further details.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Company and Basis of Presentation

Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”) designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits to customers located both in the U.S. and in international markets. Varian Semiconductor faces risk factors similar to all companies in the semiconductor manufacturing equipment market including, but not limited to, competition, market downturn, technological change, international operations and related foreign currency risks and ability to recruit and retain key employees.

Note 2.    Summary of Significant Accounting Policies

Fiscal Year

Varian Semiconductor’s fiscal year is the 52- to 53-week period that ends on the Friday nearest September 30. Fiscal year 2002 comprises the 52-week period ended on September 27, 2002. Fiscal year 2001 comprises the 52-week period ended on September 28, 2001. Fiscal year 2000 comprises the 52-week period ended on September 29, 2000.

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

For established and new products, a portion of the total purchase price is typically not due until installation occurs and the customer accepts the product. For established products, the lesser of the amount allocated to the equipment or the contractual amount due upon delivery is recorded as product revenue upon delivery. The amount deferred is recognized as revenue upon customer acceptance. For new products, revenue allocated to the equipment is recognized upon customer acceptance. Revenue related to spare parts sales is recognized upon the later of delivery or when the title and risk of loss passes to the customer.

Products are classified as established products if post-delivery acceptance provisions and the installation process have been determined to be routine, commercially inconsequential and perfunctory (due to the fact that the acceptance provisions are generally a replication of pre-shipment procedures) and there is an established history of installations. The majority of products are designed and manufactured to meet contractual customer specifications. To ensure customer specifications are satisfied, the systems are tested at Varian Semiconductor’s manufacturing facility prior to shipment. To the extent that customers’ conditions can not be replicated in Varian Semiconductor’s facilities or if there is not a demonstrated history of meeting newer customer specifications, then the product is treated as new for revenue recognition purposes.

Service revenue includes revenue from maintenance and service contracts, paid service and installation services. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue related to paid service is recorded when earned and revenue related to installation is recorded upon fulfillment of the service obligation. Royalty and license revenue is recognized when contractual obligations are met, evidence of an arrangement exists, fees are fixed or determinable and collection is reasonably assured.

When fees are not fixed or determinable, revenue is recorded when payments become due.

Varian Semiconductor’s transactions frequently include the sale of systems and services under multiple element arrangements. Revenue under these arrangements is allocated to all elements, except systems, based upon the fair market value of those elements. The amount allocated to installation is based upon hourly rates at the estimated time to complete the service. The fair value of all other elements is based upon the price charged when these amounts are sold separately and unaccompanied by other elements. The amount of revenue allocated to systems is done on a residual method basis. Under this method, the total value of the arrangement is allocated first to the undelivered elements based on their fair values, with the remainder being allocated to systems revenue. Installation is not essential to the functionality of the system, as these services do not alter the equipment’s capabilities.

Change in Revenue Accounting Principle

Varian Semiconductor changed its revenue recognition policy in the fourth quarter of fiscal year 2001, based on guidance provided in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” Varian Semiconductor implemented the provisions of SAB 101 in the fourth quarter of fiscal year 2001, retroactive to the first quarter of fiscal year 2001. Proforma amounts for the periods beginning before the first quarter of fiscal year 2001 have not been presented, as the effect of the change in accounting principle could not be reasonably determined.

Varian Semiconductor’s previous revenue recognition policy was to recognize product revenue at the time the customer took title to the product, generally at the time of shipment. At that time, Varian Semiconductor also accrued the costs to install the product. For some transactions, a portion of the purchase price was not due until installation is complete and the product was accepted by the customer. Under SAB 101 and the new accounting method adopted retroactive to the first quarter of fiscal year 2001, installation is considered a separate earnings process, revenue related to new products is recognized upon customer acceptance and revenue related to established products is accounted for as multiple element arrangements as described above.

As a result of this change, Varian Semiconductor reported a change in accounting principle in accordance with Accounting Principles Board (“APB”) Opinion No. 20 “Accounting Changes,” by a cumulative effect adjustment. Varian Semiconductor recorded a non-cash charge of $27.0 million (after reduction for income taxes of $15.7 million), or $0.80 per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2001. For fiscal year 2001, Varian Semiconductor recognized $74.8 million in revenue which is included in the cumulative effect adjustment recorded during the first quarter of fiscal year 2001. The effect of that revenue was to increase income by $20.6 million (net of $12.0 million of tax) for fiscal year 2001. For fiscal year 2002, Varian Semiconductor recognized $3.4 million in revenue which is included in the cumulative effect adjustment recorded during fiscal year 2001. The effect of that revenue was to increase income by $2.3 million (net of $1.1 million of tax) for fiscal year 2002.

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been billed per the contractual terms but have not been recognized as revenue.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions in these financial statements include estimated loss contingencies, warranty, income taxes payable, deferred tax assets, valuation of warrants and allowance for doubtful accounts. Actual results could differ from these estimates.

Legal Expenses

Varian Semiconductor accrues estimated amounts for legal fees expected to be incurred in connection with loss contingencies which are both probable and estimable.

Foreign Currency Translation

In fiscal year 2000, Varian Semiconductor adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 138, “Accounting for Certain Derivative Instruments—an amendment of SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”). This statement amended the accounting and reporting standards for certain derivative instruments and hedging activities. The adoption of SFAS No. 138 in fiscal year 2001, in accordance with SFAS No. 137, which deferred the effective date of SFAS No. 133, had no material impact on Varian Semiconductor’s consolidated financial statements.

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

Varian Semiconductor’s foreign subsidiaries operate and sell Varian Semiconductor’s products in various global markets. As a result, Varian Semiconductor is exposed to changes in foreign currency exchange rates. Varian Semiconductor utilizes foreign currency forward exchange contracts to hedge against currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar denominated currencies. Varian Semiconductor attempts to match the forward contracts with the underlying items being hedged in terms of currency, amount, and maturity. Varian Semiconductor does not use derivative financial instruments for speculative or trading purposes. Since the impact of movements in currency exchange rates on forward contracts offsets most of the related impact on the exposures hedged, these financial instruments generally do not subject Varian Semiconductor to speculative risk that would otherwise result from changes in currency exchange rates. The derivatives are not SFAS No. 133 designated hedges. They are carried at fair value on the balance sheet with changes in its fair value recognized as gains and losses in current period statement of operations.

Cash and Cash Equivalents

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with an original purchase maturity of three months or less to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short maturities of those financial instruments.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Risk

Financial instruments that potentially expose Varian Semiconductor to concentrations of credit risk consist principally of trade accounts receivable, cash investments and forward exchange contracts. As Varian Semiconductor has sold over half of its systems to its ten largest customers in recent fiscal years, its trade accounts receivable is primarily comprised of these respective customers. However, the concentration of credit risk is limited due to the fact that the customer base is dispersed among many geographic regions and is comprised of mainly larger multi-national companies. Varian Semiconductor performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. Two customers had amounts owed to Varian Semiconductor amounting to 12% each of the total accounts receivable balance as of September 27, 2002. One customer had amounts owed to Varian Semiconductor amounting to 15% of the total accounts receivable balance as of September 28, 2001.

In fiscal year 2002, revenue from two customers accounted for 14% and 11% of Varian Semiconductor’s total revenue, excluding the $27.8 million of non-recurring royalties from Lam. During fiscal years 2001 and 2000, no one customer accounted for 10% or more of Varian Semiconductor’s total revenue.

North America sales accounted for 39%, 30% and 27% of Varian Semiconductor’s total revenues in fiscal years 2002, 2001 and 2000, respectively. European sales accounted for 17%, 20% and 20% of Varian Semiconductor’s total revenues in fiscal years 2002, 2001 and 2000, respectively. Sales to the Asia-Pacific region accounted for 44%, 50%, and 53% of revenues in fiscal years 2002, 2001, and 2000, respectively. Because Varian Semiconductor relies on sales to customers in the Asia-Pacific region for a substantial portion of its revenues, its business is very likely to be adversely impacted by economic downturns and instability in this area.

Varian Semiconductor maintains cash investments primarily in U.S. Treasury, government agency securities, and investment quality municipal securities as well as short-term time deposits with investment grade financial institutions. Cash equivalents at September 27, 2002 and September 28, 2001 were $305.2 million and $274.4 million, respectively. Cash and cash equivalents are invested with nine financial institutions. Varian Semiconductor also places forward foreign exchange contracts with investment grade financial institutions in order to minimize currency risk exposure.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method (see “Change in Accounting Principle” immediately below).

Change In Inventory Accounting Principle

During the first quarter of fiscal year 2001, Varian Semiconductor changed its method of valuing domestic inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method.

Prior to the spin-off to shareholders on April 2, 1999, Varian Semiconductor had operated as a division of Varian Associates, Inc., and had been required to conform to the parent company’s LIFO method of valuing domestic inventory. Varian Semiconductor experienced declining materials costs and anticipated lower material unit costs in the foreseeable future through value engineering. Therefore, Varian Semiconductor believed the FIFO method was preferable since it would more appropriately match revenues and expenses. Additionally, the adoption of the FIFO method by Varian Semiconductor allows more readily comparable financial results with its principal competitors and other companies in the broader semiconductor industry segment where the use of the FIFO method of accounting is broadly accepted. Varian Semiconductor applied this change retroactively by

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restating the financial statements as required by APB Opinion No. 20, “Accounting Changes,” which resulted in an increase to net income per diluted share for fiscal year 2000 of $0.03, an increase in retained earnings of $14.2 million, an increase in inventory of $22.5 million and a decrease in deferred taxes of $8.3 million at September 29, 2000.

Varian Semiconductor’s inventories include high technology parts and components that may be specialized in nature or subject to rapid technological obsolescence. While Varian Semiconductor has programs to minimize the required inventories on hand and considers technological obsolescence in estimating the required allowance to reduce recorded amounts to net realizable values, such estimates could change in the future.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed in the period the cost is incurred. Plant and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is less. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals are included in income from continuing operations.

Goodwill and Other Long-Lived Assets

Included in other assets at September 27, 2002 and September 28, 2001 is goodwill of $12.3 million and $13.9 million, (net of accumulated amortization of $7.0 million and $5.4 million), respectively. Goodwill is amortized on a straight-line basis over periods ranging from 10 to 40 years. Varian Semiconductor will adopt SFAS No. 142 on September 28, 2002, cease amortizing goodwill and test for impairment annually. In fiscal year 2003, the elimination of amortization expense of approximately $1.6 million is expected.

Whenever events or changes in circumstances indicate that the carrying amounts of goodwill related to those assets may not be recoverable, Varian Semiconductor estimates the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the future cash flows is less than the carrying amount of those assets, Varian Semiconductor recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Also included in other assets at September 27, 2002 and September 28, 2001 are patents of $0.2 million and $0.05 million, (net of accumulated amortization of $19.8 million and $19.7 million), respectively, which are being amortized on a straight-line basis over the remaining life of the patents.

Reclassifications

Certain amounts from prior year financial statements have been reclassified to conform to current year presentation.

Environmental Liabilities

Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or Varian Semiconductor’s commitment to a formal plan of action. In situations where the various

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate then future costs, the lower limit of an estimated range is accrued on a non-discounted basis. All other related liabilities for which Varian Semiconductor has generally sufficient knowledge to be able to better estimate the scope of costs and future activities are accrued on a discounted basis.

Taxes on Income

Varian Semiconductor uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

Accounting for Stock-Based Compensation

Varian Semiconductor applies the pro forma disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, Varian Semiconductor applies APB Opinion No. 25 and related interpretations in accounting for its stock compensation plans. Therefore, no compensation expense is recorded for options granted to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the underlying common stock at grant date.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for Varian Semiconductor in fiscal year 2003. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. At September 27, 2002, Varian Semiconductor had approximately $12.3 million of goodwill. Application of the non-amortization provisions of SFAS No. 142 for goodwill is expected to result in the elimination of amortization expense of approximately $1.6 million in fiscal year 2003.

Pursuant to SFAS No. 142, Varian Semiconductor will test its goodwill for impairment upon adoption in fiscal year 2003 and, if impairment is indicated, Varian Semiconductor will record such impairment as a cumulative effect of an accounting change. Varian Semiconductor does not expect there to be any impairment charges in fiscal year 2003.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for Varian Semiconductor beginning in fiscal year 2003 and, generally, its provisions are to be applied prospectively.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 27, 2002.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim or annual periods ending after December 15, 2002.

In November 2002, the EITF issued No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their relative fair values. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted.

Varian Semiconductor does not expect the adoption of the above mentioned pronouncements to have a material impact on Varian Semiconductor’s consolidated financial statements.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the income per share calculations is presented as follows:

	Fiscal Year
	2002	2001	2000
			Restated
	(Amounts in thousands, except per share data)
Numerator:
Income before cumulative effect of change in accounting principle	$9,009	$64,682	$99,867
Cumulative effect of change in accounting principle, net of tax	—	(27,038)	—

Net income	$9,009	$37,644	$99,867

Denominator:
Denominator for basic income per share—
Weighted average shares outstanding	33,185	32,275	31,375
Effect of dilutive securities:
Stock options	1,614	1,734	2,306

Denominator for diluted income per share	34,799	34,009	33,681

Income per share before cumulative effect of change in accounting principle—basic	$0.27	$2.00	$3.18
Income per share before cumulative effect of change in accounting principle—diluted	$0.26	$1.90	$2.97
Cumulative effect of change in accounting principle—basic	—	$(0.84)	—
Cumulative effect of change in accounting principle—diluted	—	$(0.80)	—
Net income per share—basic	$0.27	$1.16	$3.18
Net income per share—diluted	$0.26	$1.10	$2.97

For fiscal year 2002, options to purchase 0.9 million common shares at a weighted average exercise price of $48.33 (an exercise price that exceeded the market value of the underlying common stock) were excluded from the computation of diluted earnings per share. For fiscal year 2001, options to purchase 0.7 million common shares at a weighted average exercise price of $51.85 (an exercise price that exceeded the market value of the underlying common stock) were excluded from the computation of diluted earnings per share. For fiscal year 2000, options to purchase 0.5 million common shares at a weighted average exercise price of $53.29 (an exercise price that exceeded the market value of the underlying common stock) were excluded from the computation of diluted earnings per share.

As of September 27, 2002, Varian Semiconductor had outstanding options to purchase an aggregate of 5,606,674 shares of its common stock at a weighted average price of $23.27. Of these options, options to purchase an aggregate of 3,922,720 shares at a weighted average price of $19.42 were fully vested and exercisable.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Accounts Receivable

Accounts receivable consist of the following:

	September 27, 2002	September 28, 2001
	(Amounts in thousands)
Billed receivables	$89,908	$92,348
Allowance for doubtful accounts	(4,115)	(6,893)

Accounts receivable, net	$85,793	$85,455

Note 5.    Inventories

The components of inventories are as follows:

	September 27, 2002	September 28, 2001
	(Amounts in thousands)
Raw materials and parts	$17,781	$32,002
Work in process	16,548	13,775
Finished goods	47,450	69,912

Total inventories	$81,779	$115,689

Note 6.    Property, Plant and Equipment

The components of property, plant, and equipment are as follows:

	Useful Life	September 27, 2002	September 28, 2001
	(in years)	(Amounts in thousands)
Land and land improvement	—	$2,710	$2,470
Building	20–40	33,450	33,187
Machinery and equipment	2–7	84,962	76,605
Construction in progress	—	274	1,375

		121,396	113,637
Accumulated depreciation		(74,678)	(67,349)

Property, plant and equipment, net		$46,718	$46,288

Depreciation expense was $13.4 million, $11.9 million, and $10.5 million for fiscal years 2002, 2001, and 2000, respectively. The cost and accumulated depreciation for machinery and equipment held under capital leases were $0.5 million and $0.3 million, respectively, as of September 27, 2002. The cost and accumulated depreciation for machinery and equipment held under capital leases were $2.9 million and $1.2 million, respectively, as of September 28, 2001. There were no assets acquired under capital leases in fiscal year 2002. Assets acquired under capital leases were $0.6 million in fiscal year 2001 and $0.9 million in fiscal 2000.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Notes Payable and Short-term Borrowings

As of September 27, 2002 and September 28, 2001, Varian Semiconductor’s subsidiary in Japan had three credit facilities available with three different financial institutions. Maximum available borrowings on each of the three loans were as follows: ¥590,000,000 ($4.8 million at September 27, 2002), ¥500,000,000 ($4.1 million at September 27, 2002), and ¥1,000,000,000 ($8.2 million at September 27, 2002). The loans are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. Interest rates for the ¥590,000,000 credit facility are the Tokyo interbank offered rate + 1.75% (approximately 1.84% at September 27, 2002 and 1.83% at September 28, 2001). Interest rates for the other two credit facilities are based on the short-term prime rate (approximately 1.38% at September 27, 2002 and September 28, 2001). The loans mature every 30 to 90 days and are normally rolled over into new 30 to 90 day loans upon maturity. Total outstanding borrowings at September 27, 2002 were ¥690,000,000, or $5.6 million, and at September 28, 2001 were ¥1,790,000,000, or $15.2 million.

Varian Semiconductor also has borrowing capacity in Europe, Korea and Taiwan. In June 2002, Varian Semiconductor’s European subsidiary renewed a credit facility which includes overdraft protection of Euro 2.5 million ($2.4 million at September 27, 2002). Interest accrues at the Euro base rate + 1.5% (approximately 5.5% at September 27, 2002). In April 2002, Varian Semiconductor’s subsidiary in Korea closed on a $3.0 million credit facility. Any outstanding borrowings accrue interest at the local base rate + 1.6% (approximately 6.4% at September 27, 2002) and are payable on demand. In July 2001, Varian Semiconductor’s subsidiary in Taiwan closed a $1.0 million credit facility. Any outstanding borrowings accrue interest at the local base rate + 1.3% (approximately 4.0% at September 27, 2002) and are payable on demand. All three credit facilities are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of September 27, 2002 or September 28, 2001 on any of these three loans.

Note 8.    Accrued Expenses

The components of accrued expenses are as follows:

	September 27, 2002	September 28, 2001
	(Dollars in thousands)
Payroll and employee benefits	$24,226	$22,513
Income taxes payable	2,873	2,900
Estimated loss contingencies	9,022	8,234
Restructuring	2,864	—
Other	9,575	9,502

Total accrued expenses	$48,560	$43,149

Note 9.    Long-Term Accrued Expenses

Long-term accrued expenses are comprised of accruals for environmental costs not expected to be expended within the next year. The current portion is recorded within accrued expenses.

Note 10.    Forward Exchange Contracts

As a multinational company, Varian Semiconductor faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as Varian Semiconductor’s business practices evolve and could have a material adverse impact on Varian Semiconductor’s financial results. Historically, Varian Semiconductor’s primary exposures have resulted from non-U.S. dollar denominated sales and purchases in Europe and the Asia-Pacific region.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the present time, Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar denominated currencies. Varian Semiconductor does not enter into forward exchange contracts for trading purposes. Varian Semiconductor’s forward exchange contracts generally range from one to two months in original maturity. No forward exchange contract has an original maturity greater than one year. During 2002 and 2001, an aggregate exchange loss of $0.4 million and $0.8 million, respectively, was included in marketing, general and administrative expenses. The aggregate exchange gain included in marketing, general and administrative expenses for the fiscal year ended 2000 was $0.7 million.

Forward exchange contracts outstanding are summarized as follows (amounts in thousands):

	September 27, 2002			September 28, 2001
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Euro	$2,037	1.02	$2,033	$7,297	1.1025	$7,424
Korean Won	830	1,222.51	826	1,378	1,283.30	1,355
Japanese Yen	339	118.07	327	—		—
New Taiwan Dollar	293	34.53	289	187	34.51	187
British Pound	111	0.65	112	116	0.6906	118
Israeli Shekel	13	4.7474	12	—		—

Total foreign currency purchase contracts	$3,623		$3,599	$8,978		$9,084

Foreign currency sell contracts:
Japanese Yen	$5,203	120.12	$5,112	$3,427	118.76	$3,459
Euro	—		—	1,338	1.0811	1,334
Korean Won	1,146	1,208.75	1,128	1,055	1,293.91	1,046
New Taiwan Dollar	1,043	34.52	1,028	198	34.98	201
Israeli Shekel	506	4.7040	492	782	4.2730	766

Total foreign currency sell contracts	7,898		7,760	6,800		6,806

Total contracts	$11,521		$11,359	$15,778		$15,890

Varian Semiconductor also hedges currency exposures that are associated with certain of its product sales denominated in Japanese Yen. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these forward foreign exchange contracts are designated as hedges of anticipated product sales, and accordingly, the gains and losses resulting from the impact of currency rate movements on these contracts are not recognized in income until the underlying hedged transactions are recognized. Upon recognition, such gains and losses are recorded in revenue as an adjustment to the carrying amount of the underlying transactions in the period in which these transactions are recognized. Should the hedged anticipated product sales not occur within two months of the expiration of the forward foreign exchange contract, any unrealized gain or loss would be recorded in marketing, general and administrative expense. There were no forward foreign exchange contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at September 27, 2002.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no significant unrealized gains or losses for these forward contracts as of September 27, 2002. The fair value of forward exchange contracts generally reflects the estimated amounts that Varian Semiconductor would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of Varian Semiconductor’s exposure.

Note 11.    Stockholders’ Equity and Employee Stock Plans

Varian Semiconductor’s authorized capital stock consists of 150,000,000 shares of common stock and 5,000,000 shares of preferred stock, none of which is outstanding. Each holder of common stock is entitled to one vote for each share owned of record on all matters submitted to a vote of stockholders. There are no cumulative voting rights. Subject to the preferential rights of any outstanding series of preferred stock, the holders of common stock will be entitled to such dividends as may be declared by the Board of Directors.

The authorized capital stock of Varian Semiconductor include shares of preferred stock, none of which is currently issued or outstanding. Varian Semiconductor’s Board of Directors is authorized to divide the preferred stock into series and, with respect to each series, to determine the preferences and rights and the qualifications, limitations or restrictions thereof, including the dividend rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, the number of shares constituting the series and the designation of such series.

On April 2, 1999, each stockholder also received one Right for each share of common stock distributed, entitling the stockholder to purchase one one-thousandth of a share of Participating Preferred Stock, par value $0.001 per share, for $120.00, subject to adjustment. The Rights will be exercisable on the earlier to occur of (i) the first date of the public announcement (or such earlier or later date that the Board of Directors may determine) that a person or “group” has acquired beneficial ownership of 15% or more of the outstanding common stock of Varian Semiconductor and (ii) ten business days (or such later date as the Board of Directors may determine) following the commencement of a tender or exchange offer, as defined. The Participating Preferred Stock is designed so that each one one-thousandth of a share has economic and voting terms similar to those of one share of common stock. Each share of Participating Preferred Stock will be entitled to an aggregate dividend per share of 1,000 times the dividend declared per share of common stock and a minimum per share liquidation payment of $100. The Rights shall no longer be exercisable after April 2, 2009. The Board of Directors has reserved 50,000 shares of preferred stock for issuance upon exercise of this Right.

Effective April 2, 1999, Varian Semiconductor adopted the Omnibus Stock Plan (the “Plan”) under which shares of common stock can be issued to officers, directors, consultants and key employees. The maximum number of shares of Varian Semiconductor common stock available for awards under the Plan is 6,000,000 plus such number of shares as are granted in substitution for other options in connection with the Distribution.

The Compensation Committee of Varian Semiconductor’s Board of Directors administers the Plan. The exercise price for stock options granted under the Plan typically will not be less than 100% of the fair market value on the date of the grant. Options granted are exercisable at the times and on the terms established by the Compensation Committee. Options granted prior to November 8, 2002 had a life no longer than 10 years after the date of grant. Options granted after November 8, 2002 have a life no longer than 7 years after the date of the grant. Options granted are generally exercisable in cumulative installments of one-third each year commencing one year following the date of the grant. When certain non-qualified stock options are exercised by domestic employees and Directors, Varian Semiconductor generally receives a tax deduction to the extent that the fair market value of the stock option upon exercise exceeds the option price. In fiscal year 2000, Varian Semiconductor recorded $1.0 million of compensation expense related to grants under the plan.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the spin-off, certain holders of options to purchase shares of VAI common stock received replacement options from Varian Semiconductor to purchase shares of Varian Semiconductor’s common stock. Effective April 2, 1999, Varian Semiconductor granted such replacement options to purchase an aggregate of 3,537,216 shares of its common stock at a weighted average exercise price of $14.11 per share. Of these options, options to purchase an aggregate of 2,587,697 shares were fully vested and exercisable. The replacement stock options have the same exercise price to fair market value ratio, vest over the same vesting periods, typically three years, and have the same expiration dates as the original VAI stock options.

During fiscal year 2001, Varian Semiconductor’s Board of Directors authorized the repurchase of up to 2,000,000 shares of Varian Semiconductor’s common stock from time to time on the open market or in privately negotiated transactions. Varian Semiconductor has not repurchased any stock to date.

In November 2001, Varian Semiconductor’s Board of Directors adopted a non-compensatory Employee Stock Purchase Plan (“ESPP”). Under the ESPP, employees of Varian Semiconductor who elect to participate are granted options to purchase common stock at a 15 percent discount from the market value of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 10 percent of compensation and is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of option periods, each of six months duration. The first offering period commenced on July 1, 2002. The total number of shares of common stock that may be issued pursuant to options granted under the ESPP is 150,000. As of September 27, 2002, no shares of common stock have been issued under the ESPP.

Option Activity Under the Plan:

	Shares	Weighted Average Exercise Price
	(Shares in thousands)
Outstanding at October 1, 1999	6,318	$13.15
Granted	828	$49.65
Exercised	(1,606)	$13.01
Cancelled or expired	(160)	$16.26

Outstanding at September 29, 2000	5,380	$18.68

Shares exercisable at September 29, 2000	2,801	$13.70

Granted	1,817	$25.76
Exercised	(547)	$13.14
Cancelled or expired	(231)	$30.34

Outstanding at September 28, 2001	6,419	$20.78

Shares exercisable at September 28, 2001	3,597	$16.67

Granted	593	$35.85
Exercised	(1,193)	$14.26
Cancelled or expired	(212)	$32.81

Outstanding at September 27, 2002	5,607	$23.27

Shares exercisable at September 27, 2002	3,923	$19.42

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize information concerning outstanding and exercisable options under the Plan at the end of fiscal year 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 7.37—$11.00	75.7	5.6	$10.46	75.7	$10.46
$11.63—$16.38	2,289.7	6.0	$12.30	2,281.2	$12.29
$17.44—$26.13	1,414.1	7.5	$21.51	876.7	$20.10
$27.19—$40.30	1,081.5	8.7	$30.44	282.8	$29.08
$41.25—$52.63	695.2	8.0	$50.58	366.9	$52.17
$54.25—$69.00	50.5	7.7	$59.98	39.4	$59.82

	5,606.7	7.2	$23.27	3,922.7	$19.42

Varian Semiconductor accounts for stock compensation plans in accordance with APB Opinion No. 25. Accordingly, no compensation expense has been recognized in the financial statements for stock compensation plans. Pro forma information regarding net income and income per share is required by SFAS No. 123 and has been determined as if Varian Semiconductor had accounted for its stock compensation plans under the fair value method.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year
	2002	2001	2000
Expected life (in years)	6.0	6.0	6.0
Expected volatility	100%	100%	80%
Risk-free interest rate	4.5%	5.1%	6.5%
Expected dividend yield	0.0%	0.0%	0.0%

If Varian Semiconductor had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, the net (loss) income and net (loss) income per diluted share for fiscal years ended September 27, 2002, September 28, 2001 and September 29, 2000 would have been reduced to the pro forma amounts shown below:

	Fiscal Year
	2002	2001	2000
	(Amounts in thousands except per share amounts)
Proforma net (loss) income	$(15,613)	$13,832	$92,962
Proforma net (loss) income per share:
Basic	$(0.47)	$0.43	$2.96
Diluted	$(0.47)	$0.41	$2.76

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average estimated fair value of stock options granted during the fiscal years ended September 27, 2002, September 28, 2001 and September 29, 2000, was $28.85 per share, $21.42 per share and $38.35 per share, respectively.

Note 12.    Retirement Plans

Varian Semiconductor has a defined contribution retirement plan covering substantially all of its U.S. employees. Varian Semiconductor’s major obligation is to contribute an amount based on a percentage of each participant’s base pay. Participants are entitled, upon termination or retirement, to their portion of the retirement fund assets, which are held by a third-party custodian. In fiscal years 2002, 2001 and 2000, Varian Semiconductor’s retirement benefits expense was $3.8 million, $4.6 million and $3.2 million, respectively. These expenses consist of Varian Semiconductor’s defined contribution retirement plan as well as amounts paid to VMS in reimbursement of shared retirement costs.

Effective April 2, 1999, Varian Semiconductor assumed responsibility for all of the retirement plans for active employees of Varian Semiconductor; the responsibility for all others, principally retirees of VAI, remained with VAI and subsequently VMS.

An allocation of assets and liabilities for post-employment and post-retirement benefits, which are not material to Varian Semiconductor’s financial statements, has been included in these consolidated financial statements and in the retirement expenses included above.

Note 13.    Income Taxes

Provision for income taxes:

	Fiscal Year Ended
	September 27, 2002	September 28, 2001	September 29, 2000
			Restated
	(Amounts in thousands)
Current
U.S. Federal	$10,530	$33,460	$23,607
State	669	1,169	1,811
Foreign	(494)	5,664	8,011

Total current	10,705	40,293	33,429
Deferred
U.S. Federal	(6,682)	(8,570)	14,940
State	102	(25)	1,354
Foreign	312	161	(651)

Total deferred	(6,268)	(8,434)	15,643

Provision for income taxes	$4,437	$31,859	$49,072

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total pre-tax operating income consists of the following:

	Fiscal Year Ended
	September 27, 2002	September 28, 2001	September 29, 2000
			Restated
	(Amounts in thousands)
U.S	$9,403	$84,185	$129,363
Foreign	4,043	12,356	19,576

Total	$13,446	$96,541	$148,939

The effective tax rate on income before taxes differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Year Ended
	September 27, 2002	September 28, 2001	September 29, 2000
			Restated
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net	3.7	0.8	1.4
Foreign sales corporation and extraterritorial income	—	(2.6)	(3.3)
Research and development tax credits	(4.0)	(1.8)	(0.5)
Foreign tax differential and net U.S. tax on foreign income	(2.6)	1.4	(0.2)
Other	0.9	0.2	0.5

Effective tax rate	33.0%	33.0%	32.9%

Varian Semiconductor has not provided for possible U.S. taxes on the undistributed income of foreign subsidiaries that is considered to be reinvested indefinitely. At September 27, 2002, September 28, 2001 and September 29, 2000, such undistributed foreign income was approximately $14.1 million, $10.9 million and $10.1 million, respectively.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets and liabilities were as follows:

	September 27, 2002	September 28, 2001
	(Amounts in thousands)
Deferred tax assets:
Inventory reserves	$21,413	$19,840
Product warranty	2,452	5,501
Deferred revenue	7,299	3,745
Accrued vacation and other compensation	2,977	3,789
Special provisions	2,776	1,631
Bad debt reserve	1,459	2,321
Foreign tax credit carryforward	3,170	—
Other	1,432	1,035

Total deferred tax assets	42,978	37,862
Deferred tax liabilities:
Deferred revenue	—	(2,478)
Depreciable assets	(3,600)	(2,264)
Other	—	(9)

Total deferred tax liabilities	(3,600)	(4,751)

Net deferred tax asset	$39,378	$33,111

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. In fiscal years 2002, 2001 and 2000, tax deductions associated with certain exercises of stock options resulted in a tax benefit recorded to capital in excess of par value of $11.8 million, $5.4 million and $21.9 million, respectively.

Note 14.    Lease Commitments

Varian Semiconductor leases various types of warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable capital and operating leases are as follows:

Fiscal Year	Capital Leases	Operating Leases
	(Amounts in thousands)
2003	$131	$3,038
2004	41	1,818
2005	—	1,130
2006	—	1,110
2007	—	1,079
Thereafter	—	5,788

Total minimum lease payments	172	$13,963

Less: amounts representing interest	(5)

Present value of net minimum lease payments	$167

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The short-term capital lease obligation of $0.13 million is included under notes payable and other short-term borrowings and the long-term obligation of $0.04 million is included under long-term accrued expenses on the balance sheet. Rental expense for fiscal years 2002, 2001, and 2000 was $3.7 million, $3.4 million, and $2.6 million, respectively, and is expensed on a straight-line basis. As of September 27, 2002, Varian Semiconductor also has a standby letter of credit outstanding for $1.9 million as a guarantee for a leased facility.

Varian Semiconductor also enters into purchase order commitments in the normal course of business. As of September 27, 2002, Varian Semiconductor has approximately $26.9 million of purchase order commitments with various vendors.

Note 15.    Contingencies

Varian Semiconductor is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Varian Semiconductor.

Environmental Remediation

Prior to the spin-off of Varian Semiconductor from Varian Associates, Inc. (“VAI”) on April 2, 1999, Varian Semiconductor’s business was operated as the Semiconductor Equipment Business (“SEB”) of VAI. On April 2, 1999, VAI contributed its Semiconductor Equipment Business (“SEB”) to Varian Semiconductor, its Instruments Business (“IB”) to Varian, Inc. (“VI”), and changed its name to Varian Medical Systems, Inc. (“VMS”). These transactions were accomplished under the terms of a distribution agreement by and among Varian Semiconductor, VI and VMS (collectively, the “Distribution Related Agreements”). VAI has been named by the United States Environmental Protection Agency or third parties as a potentially responsible party under CERCLA, at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI’s sale of its Electron Devices business during fiscal year 1995, and the sale of its Thin Film Systems (“TFS”) business during fiscal year 1997). The Distribution Agreement provides that each of VMS, Varian Semiconductor and VI will indemnify the others for one-third of these environmental investigation and remediation costs, as adjusted for any insurance proceeds and tax benefits expected to be realized upon payment of these costs.

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.8 million in estimated environmental investigation and remediation costs for these sites and facilities as of September 27, 2002. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $5.1 million, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.8 million previously described. Varian Semiconductor’s portion of total expenditures for environmental investigation and remediation amounted to $0.5 million in fiscal year 2002, $0.8 million in fiscal year 2001, and $1.2 million in fiscal year 2000.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 27, 2002, Varian Semiconductor’s reserve for its portion of environmental liabilities, based upon future environmental related costs estimated by VMS as of that date and included in current and long-term accrued expenses, is calculated as follows:

Year	Recurring Costs	Non-Recurring Costs	Total Anticipated Future Costs
	(Amounts in millions)
2003	$0.3	$0.9	$1.2
2004	0.3	0.4	0.7
2005	0.3	0.2	0.5
2006	0.3	0.1	0.4
2007	0.3	0.2	0.5
Thereafter	4.9	1.3	6.2

Total costs	$6.4	$3.1	9.5
Less imputed interest			2.6

Reserve amount.			$6.9

The current portion of the reserve is $1.2 million. The long-term portion of the reserve is $5.7 million, which is included in long-term accrued expenses.

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

Although any ultimate liability arising from environmental related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to Varian Semiconductor’s financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental related events, Varian Semiconductor’s management believes that the costs of these environmental related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of Varian Semiconductor.

Varian Semiconductor evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies where Varian Semiconductor believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements with respect to these lawsuits in prior years. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of Varian Semiconductor’s past and future environmental related expenditures. Varian Semiconductor therefore has a receivable of $1.3 million in other assets at September 27, 2002, as its portion of the insurance recoveries. Although VMS intends to aggressively pursue additional insurance recoveries, Varian Semiconductor has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

In September 2000, Varian Semiconductor and Applied Materials settled a patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, Varian Semiconductor recorded a gain of $16.0 million ($10.8 million after taxes) relating to this litigation settlement. Varian Semiconductor maintains a provision to cover any residual indemnification obligations described above. Included in current liabilities and classified as an estimated loss contingency was $2.7 million as of September 27, 2002 and September 28, 2001.

During the second quarter of fiscal year 2000, Varian Semiconductor recorded other income of $2.7 million (equivalent to $1.8 million after tax or $0.05 per diluted share), resulting from a payment to resolve a dispute relating to the acquisition of a product line that occurred in a prior fiscal year.

Varian Semiconductor has agreed to indemnify VMS and VI for any costs, liabilities or expenses relating to Varian Semiconductor’s legal proceedings, including the Applied Materials matters. Under the Distribution Related Agreements, Varian Semiconductor has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS.

Varian Semiconductor’s operations are subject to various foreign, federal, state and/or local laws relating to the protection of the environment. These include laws regarding discharges into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. In addition, several countries are reviewing proposed regulations that would require manufacturers to dispose of their products at the end of a product’s useful life. These laws have the effect of increasing costs and potential liabilities associated with the conduct of certain operations.

Note 16.    Settlement and License Agreement

On December 19, 2001, Varian Semiconductor and Lam Research Corporation (“Lam”) resolved the patent infringement litigation between the two parties, which was originally filed in October 1993, by Varian Semiconductor granting Lam a license under certain patents. Additionally, all claims and counterclaims have been dismissed in accordance with the agreement. The lawsuit involved Varian Semiconductor’s assertion that Lam infringed three Varian patents that relate to the use of low pressure gas to assist in the heating and cooling of semiconductor wafers during various manufacturing processes, and Lam’s denial that the patents are valid or infringed. Under the agreement, Varian Semiconductor has granted a license to Lam for the patents in return for the payment of $20.0 million, with $5.0 million paid immediately in exchange for prior use of the patents. The remaining $15.0 million is to be paid in 12 quarterly installments through December 2004 and is in exchange for future use of the patents. As further payment for past royalties, Lam issued to Varian Semiconductor a warrant to purchase 2,000,000 shares of Lam common stock for $21.30 per share, exercisable at any time prior to December 31, 2005. The fair value of the warrant was $22.8 million upon receipt on December 19, 2001, based on an independent third party valuation, and has been recognized as royalty and license revenue. In addition, the $5.0 million cash payment was recognized as royalty and license revenue during fiscal year 2002 and the remaining $15.0 million in cash payments to be received will be recognized as royalty and license revenue when due. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the warrant was treated as a derivative and was measured at fair value at each balance sheet date. During fiscal year 2002, a gain was recorded in other income in the amount of $5.1 million to reflect the change in fair value of the warrant. On April 1, 2002, Varian Semiconductor completed the sale of the Lam warrant to an unrelated third party for $28.0 million in cash.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Restructurings

Varian Semiconductor’s business is cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has historically experienced periodic downturns and in response, Varian Semiconductor has occasionally recorded restructuring charges in connection with cost reduction initiatives implemented in response to the industry downturns. Restructuring charges typically consist of severance, benefits and outplacement services offered to terminated employees and sometimes include charges for remaining lease payments on facilities that are closed. Prior to any restructuring announcements, the restructuring is approved by the appropriate level of management necessary to commit to the specific actions of the reduction in force.

Varian Semiconductor recognized $1.9 million in restructuring costs for fiscal year 2001, of which $0.9 million was recognized in the second quarter and $1.0 million was recognized in the third quarter. The restructuring charges primarily reflect the termination costs for a total reduction in force of 530 employees. All termination costs associated with the restructuring were paid during 2001.

During fiscal year 2002 Varian Semiconductor recognized $5.4 million in restructuring costs, of which $2.2 million was recognized in the first quarter and $3.2 million was recognized in the fourth quarter. The majority of the restructuring charges relate to termination costs for a total reduction in force of 296 employees. There were also charges associated with closing an office and relocating another office. The majority of the restructuring reserve balance of $2.9 million as of September 27, 2002 is expected to be utilized by December 2002.

Below is a table summarizing the restructuring reserve activity in fiscal year 2002:

	Reduction in Work Force	Facility Closures	Other	Total
	(Amounts in thousands)
Balance as of September 28, 2001	$—	$—	$—	$—
New charges	4,594	602	209	5,405
Non-cash items	—	—	(114)	(114)
Cash payments	(2,427)	—	—	(2,427)

Balance as of September 27, 2002	$2,167	$602	$95	$2,864

The restructuring reserve of $2.9 million is included in accrued expenses on the balance sheet.

Note 18.    Sale of Receivables

Varian Semiconductor has an agreement with two banks to sell specific receivables, subject to recourse provisions. During fiscal year 2002, 2001 and 2000 approximately $9.3 million, $13.3 million and $3.7 million, respectively, of receivables were sold under these arrangements. As of September 27, 2002 and September 28, 2001, approximately $4.5 million and $0.7 million, respectively, of receivables sold to the bank remained outstanding. Varian Semiconductor has not recorded any asset or liability in connection with these agreements. Varian Semiconductor does not believe it is materially at risk for any losses as a result of this agreement.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.    Other Transactions with Affiliates

For purposes of providing an orderly transition and to define certain ongoing relationships between and among Varian Semiconductor, VMS and VI after the spin-off Varian Semiconductor, VMS and VI also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement (collectively, the “Distribution Related Agreements”).

The Distribution Related Agreements provide that, from and after the spin-off, VMS, VI and Varian Semiconductor will indemnify each other and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VMS and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VMS, VI and Varian Semiconductor; the Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll, and pension liabilities) in accordance with their terms. During fiscal years 2002, 2001 and 2000, Varian Semiconductor was charged $4.0 million, $3.0 million and $2.4 million, respectively, by VMS in settlement of these obligations.

Note 20.    Related Party Transaction

Varian Semiconductor’s Chairman and Chief Executive Officer (“Officer”) has a $0.5 million promissory note with Varian Semiconductor in connection with his recruitment and related relocation upon joining SEB in fiscal year 1991. The note was issued in order for the Officer to purchase a principal residence (“Property”) and bears interest based upon the Property’s appreciation, as computed, or 8.5% per annum, whichever is less. The principal and related interest is due upon the earlier of three years after the Officer’s termination, retirement or 2021.

Note 21.    Segment and Geographic Information

Varian Semiconductor has determined that it operates in one business segment: the manufacturing, marketing and servicing of semiconductor processing equipment for ion implantation systems. Since Varian Semiconductor operates in one segment, all financial segment information required by SFAS No. 131 can be found in the consolidated financial statements.

Revenue from Varian Semiconductor’s ten largest customers, excluding the non-recurring royalties in 2002 of $27.8 million received from Lam Research Corporation, in fiscal years 2002, 2001, and 2000 accounted for approximately 59%, 56%, and 55% of total revenue, respectively. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In fiscal year 2002, revenue from two customers accounted for 14% and 11% of Varian Semiconductor’s total revenue, excluding the $27.8 million of non-recurring royalties from Lam. During fiscal years 2001 and 2000, no one customer accounted for 10% or more of Varian Semiconductor’s total revenue.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes revenue based on final destination and long-lived assets by geography:

	North America	Europe	Japan	Taiwan	Korea	Other	Consolidated
2002
Revenue	$131,534	$55,930	$32,719	$39,025	$59,754	$16,485	$335,447
Long-lived assets	38,993	1,290	1,671	385	4,319	60	46,718

2001
Revenue	$187,352	$130,174	$88,179	$82,300	$75,104	$68,870	$631,979
Long-lived assets	38,395	589	2,396	235	4,594	79	46,288

2000
Revenue	$183,697	$135,541	$60,831	$160,823	$73,622	$73,205	$687,719
Long-lived assets	36,829	460	1,389	280	4,716	81	43,755

SCHEDULE II

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the fiscal years ended 2002, 2001, and 2000

(Amounts in Thousands)

	Balance at Beginning of Period	(Reductions) Charges to Costs and Expenses	Deductions		Balance of End of Period
Description			Description	Amount
Allowance for Doubtful Notes & Accounts Receivable:
Fiscal Year Ended 2002	$6,893	$(2,691)	Write-offs & Adjustments	$87	$4,115

Fiscal Year Ended 2001	$2,956	$3,940	Write-offs & Adjustments	$3	$6,893

Fiscal Year Ended 2000	$2,679	$473	Write-offs & Adjustments	$196	$2,956

Estimated Liability for Product Warranty:
Fiscal Year Ended 2002	$20,075	$1,559	Warranty Expenditures	$12,978	$8,656

Fiscal Year Ended 2001	$28,190	$19,837	Warranty Expenditures	$27,952	$20,075

Fiscal Year Ended 2000	$15,899	$30,301	Warranty Expenditures	$18,010	$28,190

Excess and Obsolete Inventory Provision:
Fiscal Year Ended 2002	$45,430	$15,158	Inventory adjustments	$12,393	$48,195

Fiscal Year Ended 2001	$20,542	$22,727	Inventory adjustments	$(2,161)	$45,430

Fiscal Year Ended 2000	$19,579	$6,253	Inventory adjustments	$5,290	$20,542

S-1