Form 10-Q
period 2002-12-27
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2003-02-05
CIK 1079023

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 27, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                     to

Commission File Number: 0-25395

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	77-0501994
State or other jurisdiction of Incorporation or organization:	IRS Employer Identification No.:

35 Dory Road, Gloucester, Massachusetts	01930
(Address of principal executive offices)	(Zip code)

(978) 282-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Shares of common stock outstanding at February 3, 2003: 34,133,518.

An index of exhibits filed with this Form 10-Q is located on page 26.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 27, 2002	September 27, 2002
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$315,460	$307,840
Short-term investments	11,500	—
Accounts receivable, net	55,747	85,793
Inventories	78,756	81,779
Deferred income taxes	42,576	42,311
Other current assets	9,545	9,530

Total current assets	513,584	527,253
Property, plant and equipment, net	43,498	46,718
Goodwill, net	12,280	12,280
Other assets	3,359	3,254

Total assets	$572,721	$589,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and other short-term borrowings	$5,005	$5,779
Accounts payable	16,714	21,398
Accrued expenses	43,008	48,560
Product warranty	8,383	8,656
Deferred revenue	46,212	60,269

Total current liabilities	119,322	144,662
Long-term accrued expenses	5,653	5,674
Deferred income taxes	3,182	2,933

Total liabilities	128,157	153,269

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 34,049,886 issued and outstanding at December 27, 2002, and 33,821,277 issued and outstanding at September 27, 2002	340	338
Capital in excess of par value	268,955	263,470
Retained earnings	175,269	172,428

Total stockholders’ equity	444,564	436,236

Total liabilities and stockholders’ equity	$572,721	$589,505

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Three Months Ended
	December 27, 2002	December 28, 2001
	(Amounts in thousands, except per share data)
Revenue
Product	$61,940	$34,138
Service	19,320	14,032
Royalty	2,449	29,610

Total revenue	83,709	77,780

Cost of revenue
Product	37,544	29,520
Service	10,720	8,177

Total cost of revenue	48,264	37,697

Gross profit	35,445	40,083

Operating expenses
Research and development	13,569	12,850
Marketing, general and administrative	18,931	18,948
Restructuring	—	2,200

Total operating expenses	32,500	33,998

Operating income	2,945	6,085
Interest income, net	1,236	1,620
Other income, net	58	440

Income before income taxes	4,239	8,145
Provision for income taxes	1,398	3,095

Net income	$2,841	$5,050

Weighted average shares outstanding—basic	33,915	32,690
Weighted average shares outstanding—diluted	34,746	34,325
Net income per share—basic	$0.08	$0.15
Net income per share—diluted	$0.08	$0.15

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Three Months Ended
	December 27, 2002	December 28, 2001
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$2,841	$5,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,552	3,345
Non-cash consideration for royalty and license revenue	—	(22,800)
Unrealized gain on investment	—	(440)
Tax benefit from exercise of stock options	2,087	832
Deferred income taxes	(16)	(2,117)
Changes in assets and liabilities:
Accounts receivable	30,859	31,042
Inventories	4,884	7,616
Other current assets	(15)	412
Accounts payable	(4,704)	(2,137)
Accrued expenses	(5,731)	8,620
Product warranty	(355)	(5,285)
Deferred revenue	(14,302)	(13,919)
Other	(193)	152

Net cash provided by operating activities	18,907	10,371

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,456)	(2,504)
Purchase of available-for-sale securities	(11,500)	—

Net cash used in investing activities	(13,956)	(2,504)

Cash flows from financing activities:
Proceeds from the issuance of common stock	3,400	606
Notes payable and short-term borrowing	(862)	(1,650)

Net cash provided by (used in) financing activities	2,538	(1,044)

Effects of exchange rate changes on cash	131	(250)

Net increase in cash and cash equivalents	7,620	6,573
Cash and cash equivalents at beginning of period	307,840	278,641

Cash and cash equivalents at end of period	$315,460	$285,214

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

These unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual report on Form 10-K filed by Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”) with the Securities and Exchange Commission for the fiscal year ended September 27, 2002. In the opinion of Varian Semiconductor, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three months ended December 27, 2002 are not necessarily indicative of the results to be expected for a full year or for any other period.

Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation of the financial statements.

Note 2. Computation of Net Income Per Share

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

A reconciliation of the numerator and denominator used in the income per share calculations is presented as follows:

	Fiscal Three Months Ended
	December 27, 2002	December 28, 2001
	(Amounts in thousands, except per share data)
Numerator:
Net income	$2,841	$5,050

Denominator:
Denominator for basic income per share—
Weighted average shares outstanding	33,915	32,690
Effect of dilutive securities:
Stock options	831	1,635

Denominator for diluted income per share	34,746	34,325

Net income per share—basic.	$0.08	$0.15
Net income per share—diluted.	$0.08	$0.15

For the three month period ended December 27, 2002, options to purchase 2,497,343 common shares at a weighted average exercise price of $35.23 were excluded from the computation due to their exercise price exceeding the market value of the underlying common stock. For the three month period ended December 28, 2001, options to purchase 704,952 common shares at a weighted average exercise price of $50.92 were excluded from the computation due to their exercise price exceeding the market value of the underlying common stock.

As of December 27, 2002, Varian Semiconductor had outstanding options to purchase an aggregate of 5,615,605 shares of its common stock at a weighted average price of $23.54. Of these options, options to purchase an aggregate of 3,760,491 shares at a weighted average price of $19.49 were fully vested and exercisable.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Cash, Cash Equivalents and Short-term Investments

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with an original purchase maturity of three months or less to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short maturities of those financial instruments. Cash equivalents at December 27, 2002 and September 27, 2002 were $307.0 million and $305.2 million, respectively. Short-term investments consist primarily of six-month certificates of deposits. All short-term investments have been classified as available-for-sale and are carried at fair market value, which approximate cost, due to the short period of time to maturity and the relative risk of the investments.

Note 4. Accounts Receivable

Accounts receivable consist of the following:

	December 27, 2002	September 27, 2002
	(Amounts in thousands)
Billed receivables	$59,827	$89,908
Allowance for doubtful accounts	(4,080)	(4,115)

Accounts receivable, net	$55,747	$85,793

Note 5. Inventories

The components of inventories are as follows:

	December 27, 2002	September 27, 2002
	(Amounts in thousands)
Raw materials and parts	$13,991	$20,034
Work in process	21,598	15,919
Finished goods	43,167	45,826

Total inventories.	$78,756	$81,779

Note 6. Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, to be effective for all fiscal years beginning after December 15, 2001. As part of the adoption of SFAS No. 142 on September 28, 2002, Varian Semiconductor will no longer amortize goodwill, eliminating annual goodwill amortization of approximately $1.6 million, and will test for impairment of goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Varian Semiconductor completed its evaluation of the carrying amount of goodwill during the first quarter of fiscal year 2003 and concluded that no impairment existed as of that date. At September 27, 2002, Varian Semiconductor had unamortized goodwill of approximately $12.3 million (net of accumulated amortization of $7.0 million).

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Had Varian Semiconductor adopted SFAS No. 142 as of September 29, 2001, net income and income per share would have been as follows:

(Amounts in thousands except per share amounts)	Three Months Ended December 28, 2001
Net income as reported	$5,050
Add back: Goodwill amortization expense, net of tax effect	270

Adjusted net income	$5,320

Basic income per share, as reported	$0.15
Add back: Goodwill amortization expense, net of tax effect	0.01

Adjusted basic income per share	$0.16

Diluted income per share, as reported	$0.15
Add back: Goodwill amortization expense, net of tax effect	0.01

Adjusted diluted income per share	$0.16

Note 7. Notes Payable and Short-term Borrowings

As of December 27, 2002 and September 27, 2002, Varian Semiconductor’s subsidiary in Japan had two credit facilities available with two different financial institutions. Maximum available borrowings on each of the two loans were as follows: (Y)590,000,000 ($4.9 million at December 27, 2002) and (Y)1,000,000,000 ($8.3 million at December 27, 2002). The loans are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. Interest rates for the (Y)590,000,000 credit facility are the Tokyo interbank offered rate + 1.75% (approximately 1.84% at December 27, 2002 and 1.84% at September 27, 2002). The interest rate for the other credit facility is based on the short-term prime rate + 0.25% (approximately 1.63% at December 27, 2002 and 1.38% at September 27, 2002). The loans mature every 30 to 90 days and are normally rolled over into new 30 to 90 day loans upon maturity. As of September 27, 2002, Varian Semiconductor had a third credit facility that was terminated during the first quarter of fiscal year 2003. Total outstanding borrowings at December 27, 2002 were (Y)590,000,000, or $4.9 million, and at September 27, 2002 were (Y)690,000,000, or $5.6 million.

Varian Semiconductor also has borrowing capacity in Europe, Korea and Taiwan. In June 2002, Varian Semiconductor’s European subsidiary renewed a credit facility which includes overdraft protection of Euro 2.5 million ($2.6 million at December 27, 2002). Interest accrues at the Euro base rate + 1.5% (approximately 5.0% at December 27, 2002). In April 2002, Varian Semiconductor’s subsidiary in Korea closed on a $3.0 million credit facility. Any outstanding borrowings accrue interest at the local base rate + 1.6% (approximately 6.5% at December 27, 2002) and are payable on demand. In July 2001, Varian Semiconductor’s subsidiary in Taiwan closed on a $1.0 million credit facility. Any outstanding borrowings accrue interest at the local base rate + 1.3% (approximately 4.0% at December 27, 2002) and are payable on demand. All three credit facilities are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of December 27, 2002 or September 27, 2002 on any of these three loans.

Note 8. Accrued Expenses

The components of accrued expenses are as follows:

	December 27, 2002	September 27, 2002
	(Amounts in thousands)
Payroll and employee benefits	$16,528	$24,226
Income taxes payable	5,069	2,873
Estimated loss contingencies	8,974	9,022
Restructuring	1,041	2,864
Other	11,396	9,575

Total accrued expenses	$43,008	$48,560

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Product Warranties

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

Product warranty activity for the first quarter of fiscal year 2003 was as follows:

(Amounts in thousands)	Amount of Liability
Balance as of September 27, 2002	$(8,656)
Accruals for warranties issued during the period	(2,787)
Accruals related to pre-existing warranties	(141)
Settlements made during the period	3,201

Balance as of December 27, 2002	$(8,383)

Note 10. Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”(“EITF 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Varian Semiconductor will adopt SFAS No. 146 in the second quarter of fiscal year 2003.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim or annual periods ending after December 15, 2002. Varian Semiconductor adopted FIN No. 45 in the first quarter of fiscal year 2003 and has included the new disclosure requirements in the Notes to the Consolidated Financial Statements (see Note 9. Product Warranties).

In November 2002, the Emerging Issues Task Force Issue (“EITF”) issued No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered separately for separate units of accounting. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. Varian Semiconductor currently uses the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion No. 25.

Varian Semiconductor does not expect the adoption of the above mentioned pronouncements to have a material impact on Varian Semiconductor’s consolidated financial statements.

Note 11. Operating Segments and Geographic Information

Varian Semiconductor operates in one business segment: the manufacture, marketing and servicing of ion implantation systems. Since Varian Semiconductor operates in one segment, all financial segment information required by SFAS No. 131 can be found in the consolidated financial statements.

During the first quarter of fiscal year 2003, revenue from three customers accounted for 16%, 14% and 11% of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue for the foreseeable future. During the first quarter of fiscal year 2002, Lam accounted for 36% of total revenue and one other customer accounted for 15% of total revenue (See also Note 13. Settlement and License Agreement). Excluding the Lam royalty and license revenue, one customer accounted for 23% of total revenue during the first quarter of fiscal year 2002.

The following table summarizes revenue based on final destination and long-lived assets by geography:

(Amounts in thousands)	North America	Europe	Japan	Taiwan	Korea	Other	Consolidated
Revenue – Three months ended:
December 27, 2002	$40,657	$11,672	$7,670	$9,102	$11,549	$3,059	$83,709
December 28, 2001	53,027	14,017	3,378	3,474	3,187	697	77,780

Long-lived assets as of:
December 27, 2002	$36,245	$1,124	$1,394	$433	$4,246	$56	$43,498
September 27, 2002	38,993	1,290	1,671	385	4,319	60	46,718

Note 12. Commitments and Contingencies

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.8 million in estimated environmental investigation and remediation costs for these sites and facilities as of December 27, 2002. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $5.0 million, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.8 million previously described.

As of December 27, 2002, Varian Semiconductor’s reserve for its portion of environmental liabilities, based upon future environmental related costs estimated by VMS as of that date and included in current and long-term accrued expenses, totaled $6.8 million, of which $1.2 million is classified as current.

The amounts set forth in the foregoing paragraph are only estimates of anticipated future environmental related costs, and the amounts actually spent in the years indicated may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites where VMS is undertaking such investigation and remediation activities. VMS believes that most of these cost ranges will narrow as investigation and remediation activities progress. Varian Semiconductor believes that its reserves are adequate, but as the scope of the obligations becomes more clearly defined, these reserves may be modified and related charges against income may be made.

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

Varian Semiconductor evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies where Varian Semiconductor believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements with respect to these lawsuits in prior years. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of Varian Semiconductor’s past and future environmental related expenditures. Varian Semiconductor therefore has a receivable of $1.3 million in other assets at December 27, 2002, as its portion of the insurance recoveries. Although VMS intends to aggressively pursue additional insurance recoveries, Varian Semiconductor has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

Legal Proceedings

In September 2000, Varian Semiconductor and Applied Materials settled a patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, Varian Semiconductor recorded a gain of $16.0 million ($10.8 million after taxes) relating to this litigation settlement. Varian Semiconductor maintains a provision to cover any residual indemnification obligations described above. Included in current liabilities and classified as an estimated loss contingency was $2.7 million as of December 27, 2002 and September 27, 2002.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note 14. Restructuring Costs

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

During fiscal year 2002, Varian Semiconductor recognized $5.4 million in restructuring costs, of which $2.2 million was recognized in the first quarter and $3.2 million was recognized in the fourth quarter. The majority of the restructuring charges relate to termination costs for a total reduction in force of 296 employees in fiscal year 2002. There were also charges associated with closing an office and relocating another office. The majority of the restructuring reserve balance of $1.0 million as of December 27, 2002 is expected to be utilized by March 2003.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Below is a table summarizing the restructuring reserve activity in fiscal year 2002 and the first quarter of fiscal 2003:

(Amounts in thousands)	Reduction in Work Force	Facility Closures	Other	Total
Balance as of September 28, 2001	$—	$—	$—	$—
New charges	4,594	602	209	5,405
Non-cash items	—	—	(114)	(114)
Cash payments	(2,427)	—	—	(2,427)

Balance as of September 27, 2002	2,167	602	95	2,864
Cash payments	(1,357)	(401)	(65)	(1,823)

Balance as of December 27, 2002	$810	$201	$30	$1,041

The restructuring reserve of $1.0 million is included in accrued expenses on the balance sheet.

Note 15. Sale of Receivables

Varian Semiconductor has an agreement with two banks to sell specific receivables, subject to recourse provisions. There were no receivables sold under these arrangements during the first quarter of fiscal year 2003. During the first quarter of fiscal year 2002 approximately $4.7 million of receivables were sold under these arrangements. As of December 27, 2002 and September 27, 2002, approximately $0.1 million and $4.5 million, respectively, of receivables sold to the bank remained outstanding. Varian Semiconductor has not recorded any asset or liability in connection with these agreements. Varian Semiconductor does not believe it is materially at risk for any losses as a result of this agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms “believes”, “anticipates”, “expects”, “plans” or similar expressions, are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. There are a number of important factors that could cause Varian Semiconductor’s actual results to differ materially from those indicated by forward-looking statements made in this report and presented by management from time to time. Some of the important risks and uncertainties that may cause Varian Semiconductor’s financial results to differ are under the heading “Risk Factors” in this report and in the annual report on Form 10-K for the fiscal year ended September 27, 2002, filed with the Securities and Exchange Commission on December 13, 2002.

The following information should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in “Item 1.—Consolidated Financial Statements” of this quarterly report and the audited combined financial statements and notes thereto and the section titled “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Varian Semiconductor’s annual report on Form 10-K for the fiscal year ended September 27, 2002 filed with the Securities and Exchange Commission on December 13, 2002.

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

Derivative Financial Instruments and Forward Exchange Contracts

As a multinational company, Varian Semiconductor faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as Varian Semiconductor’s business practices evolve and could have a material adverse impact on Varian Semiconductor’s financial results. Historically, Varian Semiconductor’s primary exposures have resulted from non-United States dollar denominated sales and purchases in Europe and Asia. Varian Semiconductor does not enter into forward exchange contracts for trading purposes. Varian Semiconductor’s forward exchange contracts generally range from one to six months in original maturity. No forward exchange contract has an original maturity greater than one year.

Results of Operations

Industry

Varian Semiconductor’s business is highly cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. In the last two years, semiconductor equipment manufacturers experienced a significant contraction in the demand for products due to the slowdown in economies worldwide, specifically the slowdown in technology sectors which utilize integrated circuits.

Revenue. The following table sets forth revenue by category for the first quarter of fiscal years 2003 and 2002.

	Three Months Ended
(Amounts in thousands)	December 27, 2002	December 28, 2001	Change	Percent Change
Revenue
Product	$61,940	$34,138	$27,802	81%
Service	19,320	14,032	5,288	38%
Royalty and license	2,449	29,610	(27,161)	(92%)

Revenue.	$83,709	$77,780	$5,929	8%

Product

During the first quarter of fiscal year 2003, the increase in product revenue was the result of an increase in demand for ion implanters, particularly the VIISta 810HP, Varian Semiconductor’s latest medium current machine, that was introduced subsequent to the first quarter of fiscal year 2002. Demand for product parts and implanter upgrades also increased as a result of pockets of increased implanter utilization, customers spending their 2002 year-end budgets and desire for increased productivity.

Service

Service revenue increased primarily due to increased machine installations resulting from higher machine shipments in previous quarters.

Royalty

Pursuant to the terms of a Settlement and License Agreement between Varian Semiconductor and Lam Research Corporation (“Lam”), Varian Semiconductor received, during the first quarter of fiscal year 2002, a warrant to purchase 2,000,000 shares of Lam common stock at $21.30 per share and a $5.0 million cash payment in exchange for prior use of certain Varian Semiconductor patents. Total royalty and license revenue recognized from Lam during the first quarter of fiscal year 2002 includes the warrant, which was valued at $22.8 million, and the $5.0 million cash payment received. Lam continues to make quarterly cash payments of $1.25 million, which are included in the royalty revenue in the first quarter of fiscal year 2003. Lam is required to make quarterly cash payments of $1.25 million through December 2004 for future use of the patents. Quarterly cash payments are recognized as royalty and license revenue in the period they become due.

The following table reflects revenue by geography for the first quarter of fiscal years 2003 and 2002, including the Lam royalty and license revenue of $27.8 million recognized during the first quarter of fiscal year 2002.

	Three Months Ended
(Amounts in thousands)	December 27, 2002	December 28, 2001
North America	$40,657	$53,027
Europe	11,672	14,017
Asia	31,380	10,736

Total revenue	$83,709	$77,780

The decrease in revenue in North America was primarily a result of the inclusion of $27.8 million of royalty and license revenue from Lam in the first quarter of fiscal year 2002. Product and service revenue in North America and Asia increased from the first quarter of fiscal year 2002 compared to the first quarter of fiscal year 2003, as a result of increased demand for new machines to be utilized in manufacturing advanced devices, particularly in 300mm fabs. The decrease in revenue in Europe was a result of a reduction in capital expenditures by semiconductor manufacturers in Europe.

Revenue for the second quarter of fiscal year 2003 is currently estimated to increase from $83.7 million in the first quarter of fiscal year 2003. However, at this time continued demand beyond the second quarter remains difficult to forecast, as visibility is limited by the cyclical nature of the industry. Three of our customers are expected to each represent over ten percent of our second quarter revenue in fiscal year 2003, with one customer representing significantly more than ten percent. Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product have a significant impact on revenue (see also Risk Factors and Critical Accounting Policies - Revenue Recognition).

Cost of Product and Service Revenue. Cost of product revenue was $37.5 million and gross margin was 39% for the first quarter of fiscal year 2003, as compared to the cost of product revenue of $29.5 million and gross margin of 14% for the first quarter of fiscal year 2002. Gross margin in the first quarter of fiscal year 2003 increased as a result of lowering inventory-related reserves by approximately $3.0 million, due to the sale of specific inventories previously reserved, improved supply chain management, and favorable factory operations. There was an unfavorable impact on gross margin in the first quarter of fiscal year 2002 as Varian Semiconductor experienced excess factory capacity and inventory levels that resulted in approximately $8.0 million of inventory-related charges. Varian Semiconductor has historically, and may in the future, sustain inventory-related charges resulting from changes in customers’ purchase commitments due to Varian Semiconductor’s manufacturing lead times. Cost of service revenue was $10.7 million and gross margin was 45% for the first quarter of fiscal year 2003, as compared to a cost of service revenue of $8.2 million and gross margin of 42% for the first quarter of fiscal year 2002. The improvement in gross margin of 3% for cost of service was primarily a result of improvements in the system installation process resulting in reduced field costs. Gross margin is expected to decrease in the second quarter of fiscal year 2003 as compared to the first quarter of fiscal year 2003. This decline in margin reflects increased pricing pressure in the industry as a result of low customer capital spending.

Research and Development. Research and development expenses were $13.6 million for the first quarter of fiscal year 2003 as compared to $12.9 million for the first quarter of fiscal year 2002. The increase was primarily a result of increased material spending associated with new products. These increases were partially offset by the elimination of the amortization of goodwill in the first quarter of fiscal year 2003, in accordance with SFAS No. 142. Varian Semiconductor continues to be committed to investment in product development, particularly the ongoing shift to 300mm implanters, factory automation, and the transition to advanced technology nodes. Expenses should be up moderately in the second quarter as Varian Semiconductor continues to increase our investment in research and development.

Marketing, General and Administrative. Marketing, general and administrative expenses were $18.9 million for the first quarter of fiscal year 2003 and 2002.

Restructuring Costs. During October 2001, Varian Semiconductor implemented a reduction in force, primarily in the U.S., in which its worldwide workforce was reduced by approximately 200 employees in the first quarter of fiscal year 2002. The reduction in force was in response to the downturn in the industry. As a result, Varian Semiconductor recognized $2.2 million in restructuring costs during the first quarter of fiscal year 2002. The restructuring costs were primarily severance related with $2.0 million and $0.2 million paid during the first and second quarter of fiscal year 2002, respectively.

Interest Income. During the first quarter of fiscal year 2003, Varian Semiconductor earned $1.2 million in interest income as compared with $1.6 million for the first quarter of fiscal year 2002. Despite increased cash balances, interest income decreased compared to the prior year’s first quarter due to lower short-term interest rates.

Other Income. During the first quarter of fiscal year 2003, Varian Semiconductor recorded $0.1 million in other income compared to $0.4 million in the first quarter of fiscal year 2002. Varian Semiconductor received a warrant to purchase shares of Lam common stock on December 19, 2001 (See also Note 13. Settlement and License Agreement). The warrant was treated as a derivative and was measured at fair value. A $0.4 million gain was recorded in other income during the first quarter of fiscal year 2002 to reflect fair value accounting for the warrant.

Provision for Income Taxes. Varian Semiconductor’s effective income tax rate was 33% in the first quarter of fiscal year 2003 and 38% in the first quarter of fiscal year 2002. The decrease in rate primarily reflects the higher anticipated utilization of research and development credits in the current year. Future effective tax rates may vary from the historic rates depending on the worldwide allocation of earnings and the continuing availability of the extraterritorial income exclusion.

Net Income. As a result of the foregoing factors, in the first quarter of fiscal year 2003 Varian Semiconductor recorded net income of $2.8 million as compared to net income of $5.1 million for the first quarter of fiscal year 2002. The net income per diluted share was $0.08 for the first quarter of fiscal year 2003 as compared to net income per diluted share of $0.15 for the first quarter of fiscal year 2002.

Liquidity and Capital Resources

Varian Semiconductor generated $18.9 million of cash from operations during the first quarter of fiscal year 2003 as compared to $10.4 million during the first quarter of fiscal year 2002. Cash provided by operations in the first quarter of fiscal year 2003 was derived primarily from the decreases in accounts receivable of $30.9 million and inventory of $4.9 million. These decreases were partially offset by a decreases in deferred revenue of $14.3 million, accrued expenses of $5.7 million and accounts payable of $4.7 million. In the first quarter of fiscal year 2002, cash provided by operations was primarily a result of decreases in accounts receivable of $31.0 million, inventory of $7.6 million and an increase in accrued expenses of $8.6 million. The increase to cash during the first quarter of fiscal year 2002 was partially offset by non-cash consideration of $22.8 million in royalty and license income, and decreases in deferred revenue of $13.9 million and product warranty of $5.3 million.

Varian Semiconductor used $14.0 million and $2.5 million of cash in investing activities, primarily for the purchase of short-term investments and property, plant and equipment, during the first quarter of fiscal year 2003 and 2002, respectively.

During the first quarter of fiscal year 2003, Varian Semiconductor generated $2.5 million of cash from financing activities, primarily due to the issuance of stock upon the exercise of stock options, offset by repayments on short-term borrowings. During the first quarter of fiscal year 2002, $1.0 million of cash was used by financing activities, primarily due to repayments of short-term borrowings of $1.7 million. This was partially offset by $0.6 million from the issuance of stock upon the exercise of stock options.

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheet and statement of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of December 27, 2002 have not been included in the consolidated balance sheet and statement of operations included under Item 1. Consolidated Financial Statements, however, they have been disclosed in the following table in order to provide a more accurate picture of Varian Semiconductor’s financial position and liquidity. Varian Semiconductor does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Varian Semiconductor is not exposed to any financing, liquidity, market or credit risk that could arise if Varian Semiconductor had engaged in such relationships.

		Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1 – 3 Years	4 –5 Years	After 5 Years
Operating leases	$13,327	$3,364	$4,452	$2,083	$3,428
Purchase order commitments	29,500	29,500	—	—	—
Letter of credit	1,900	1,900	—	—	—

Total commitments	$44,727	$34,764	$4,452	$2,083	$3,428

On November 27, 2002, Varian Semiconductor signed a purchase and sale agreement to purchase its sales and service facility located in Newburyport, Massachusetts. Under the agreement, Varian Semiconductor would make a lump sum upfront payment of approximately $3.4 million, assume a loan of approximately $5.2 million, and forfeit $0.5 million in prepaid rent. The transaction is expected to be completed during the second quarter of fiscal year 2003. Varian Semiconductor currently leases this facility from the seller. There are approximately $9.6 million in lease payments due through the termination of the lease in 2013.

As of December 27, 2002 and September 27, 2002, Varian Semiconductor’s subsidiary in Japan had two credit facilities available with two different financial institutions. Maximum available borrowings on each of the two loans were as follows: (Y)590,000,000

($4.9 million at December 27, 2002) and (Y)1,000,000,000 ($8.3 million at December 27, 2002). The loans are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. Interest rates for the (Y)590,000,000 credit facility are the Tokyo interbank offered rate + 1.75% (approximately 1.84% at December 27, 2002 and 1.84% at September 27, 2002). The interest rate for the other credit facility is based on the short-term prime rate + 0.25% (approximately 1.63% at December 27, 2002 and 1.38% at September 27, 2002). The loans mature every 30 to 90 days and are normally rolled over into new 30 to 90 day loans upon maturity. As of September 27, 2002, Varian Semiconductor had a third credit facility that was terminated during the first quarter of fiscal year 2003. Total outstanding borrowings at December 27, 2002 were (Y)590,000,000, or $4.9 million, and at September 27, 2002 were (Y)690,000,000, or $5.6 million.

Varian Semiconductor also has borrowing capacity in Europe, Korea and Taiwan. In June 2002, Varian Semiconductor’s European subsidiary renewed a credit facility which includes overdraft protection of Euro 2.5 million ($2.6 million at December 27, 2002). Interest accrues at the Euro base rate + 1.5% (approximately 5.0% at December 27, 2002). In April 2002, Varian Semiconductor’s subsidiary in Korea closed on a $3.0 million credit facility. Any outstanding borrowings accrue interest at the local base rate + 1.6% (approximately 6.5% at December 27, 2002) and are payable on demand. In July 2001, Varian Semiconductor’s subsidiary in Taiwan closed on a $1.0 million credit facility. Any outstanding borrowings accrue interest at the local base rate + 1.3% (approximately 4.0% at December 27, 2002) and are payable on demand. All three credit facilities are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of December 27, 2002 or September 27, 2002 on any of these three loans.

Varian Semiconductor has an agreement with two banks to sell specific receivables, subject to recourse provisions. There were no receivables sold under these arrangements during the first quarter of fiscal year 2003. During the first quarter of fiscal year 2002 approximately $4.7 million of receivables were sold under these arrangements. As of December 27, 2002 and September 27, 2002, approximately $0.1 million and $4.5 million, respectively, of receivables sold to the bank remained outstanding. Varian Semiconductor has not recorded any asset or liability in connection with these agreements. Varian Semiconductor does not believe it is materially at risk for any losses as a result of this agreement.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash and short-term investments of $327.0 million at December 27, 2002 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments and cash requirements for the foreseeable future.

Transactions with Affiliates and Related Parties

The unaudited interim consolidated financial statements of Varian Semiconductor reflect the financial position, results of operations and cash flows of Varian Semiconductor as of and for the three months ended December 27, 2002 and December 28, 2001.

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc. (“VAI”). (See also Note 12 in the Notes to the Consolidated Financial Statements.) On April 2, 1999, VAI contributed its Semiconductor Equipment Business (“SEB”) to Varian Semiconductor, then distributed to the holders of record of VAI common stock one share of common stock of Varian Semiconductor for each share of VAI common stock owned on March 24, 1999. At the same time, VAI contributed its Instruments Business (“IB”) to Varian, Inc. (“VI”) and distributed to the holders of record of VAI common stock one share of common stock of IB for each share of VAI common stock owned on March 24, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. (“VMS”) effective as of April 2, 1999. These transactions were accomplished under the terms of a Distribution Agreement by and among Varian Semiconductor, VAI, hereafter referred to as VMS for periods following the spin-off and VI (the “Distribution Agreement”). For purposes of providing an orderly transition and to define certain ongoing relationships between and among Varian Semiconductor, VMS and VI after the spin-off Varian Semiconductor, VMS and VI also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement (collectively, the “Distribution Related Agreements”).

The Distribution Related Agreements provide that, from and after the spin-off, VMS, VI, and Varian Semiconductor will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VMS and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VMS, VI, and Varian Semiconductor. The Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll, and pension liabilities) in accordance with their terms. During both the first quarter of fiscal year 2003 and 2002, Varian Semiconductor was charged $0.4 million by VMS in settlement of these obligations.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”(“EITF 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Varian Semiconductor will adopt SFAS No. 146 in the second quarter of fiscal year 2003.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim or annual periods ending after December 15, 2002. Varian Semiconductor adopted FIN No. 45 in the first quarter of fiscal year 2003 and has included the new disclosure requirements in the Notes to the Consolidated Financial Statements (see Note 9. Product Warranties).

In November 2002, the Emerging Issues Task Force Issue (“EITF”) issued No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered separately for separate units of accounting. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. Varian Semiconductor currently uses the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion No. 25.

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

Varian Semiconductor has historically sold at least half of its systems in any particular period to its ten largest customers, including AMD, IBM, Intel, Lam Research, Micron, Samsung, Texas Instruments and TSMC. Some of these customers have individually accounted for more than ten percent of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. Furthermore, Varian Semiconductor may have difficulty attracting additional large customers because its sales depend, in large part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. Once a semiconductor manufacturer has selected a particular supplier’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Consequently, Varian Semiconductor may experience difficulty in selling to a prospective customer if that customer initially selects a competitor’s capital equipment.

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

International revenue has accounted for 61%, 71%, and 73% of Varian Semiconductor’s revenue in fiscal years 2002, 2001, and 2000, respectively, and specifically, revenue in Asia has accounted for a substantial portion of this revenue. Sales to Asia accounted for 44%, 50%, and 53% of revenue in fiscal years 2002, 2001, and 2000, respectively. Because Varian Semiconductor relies on sales to customers in Asia for a substantial portion of its revenue, its business is very likely to be adversely impacted by economic downturns and instability in that region. Varian Semiconductor’s business in Asia is affected by demand in each country. In addition, international sales are subject to risks, including, but not limited to:

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

As a multinational company, Varian Semiconductor faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as Varian Semiconductor’s business practices evolve and could have a material adverse impact on Varian Semiconductor’s financial results. Historically, Varian Semiconductor’s primary exposures have resulted from non-U.S. dollar denominated sales and purchases in Europe and Asia. Varian Semiconductor does not enter into forward exchange contracts for trading purposes. Varian Semiconductor’s forward exchange contracts generally range from one to six months in original maturity. No forward exchange contract has an original maturity greater than one year.

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S dollar denominated currencies. The aggregate exchange loss was immaterial for the first quarter of fiscal year 2003.

Forward exchange contracts outstanding as of December 27, 2002 are summarized as follows (amounts in thousands):

	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Euro	$1,259	1.01	$1,307
Korean Won	1,237	1,213.00	1,245
Japanese Yen	2,410	124.50	2,494
New Taiwan Dollar	998	34.86	996
British Pound	261	0.64	269

Total foreign currency purchase contracts	$6,165		$6,311
Foreign currency sell contracts:
Japanese Yen	$4,415	123.25	$4,524
Korean Won	3,149	1,223.94	3,198
New Taiwan Dollar	287	34.81	286
Israeli Shekel	615	4.68	607

Total foreign currency sell contracts	8,466		8,615
Total contracts	$14,631		$14,926

Varian Semiconductor also hedges currency exposures that are associated with certain of its product sales denominated in Japanese Yen. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these forward foreign exchange contracts are designated as hedges of anticipated product sales, and accordingly, the gains and losses resulting from the impact of currency rate movements on these contracts are not recognized in income until the underlying hedged transactions are recognized. Upon recognition, such gains and losses are recorded in revenue as an adjustment to the carrying amount of the underlying transactions in the period in which these transactions are recognized. Should the hedged anticipated product sales not occur within two months of the expiration of the forward foreign exchange contract, any unrealized gain or loss would be recorded in marketing, general and administrative expense. There were no forward foreign exchange contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at December 27, 2002.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities.

Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and short-term investments. Varian Semiconductor maintains cash investments primarily in U.S. Treasury, government agency securities, and investment quality municipal securities as well as short-term time deposits with investment-grade financial institutions. Cash equivalents at December 27, 2002 and September 27, 2002 were $307.0 million and $305.2 million, respectively. Varian Semiconductor’s short-term investments consist of six-month certificates of deposits. Short-term investments at December 27, 2002 were $11.5 million. There were no short-term investments at September 27, 2002.

Commodity Price Risk

Varian Semiconductor is not exposed to material commodity price risk.

Concentration of Risk

During the first quarter of fiscal year 2003, revenue from three customers accounted for 16%, 14% and 11% of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. During the first quarter of fiscal year 2002, Lam accounted for 36% of total revenue and one other customer accounted for 15% of total revenue (See also Note 13. Settlement and License Agreement). Excluding the Lam royalty and license revenue, one customer accounted for 23% of total revenue during the first quarter of fiscal year 2002.

As of December 27, 2002 one customer accounted for 23% of the total accounts receivable balance. As of December 28, 2001, one customer accounted for 16% and another customer accounted for 14% of the total accounts receivable balance.

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

Information required by this Item is provided in Note 12. Commitments and Contingencies to the Unaudited Interim Consolidated Financial Statements.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 Purchase and Sale Agreement, made as of November 27, 2002, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.

10.2 First Amendment to Purchase and Sale Agreement, dated as of January 6, 2003, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.

10.3 Second Amendment to Purchase and Sale Agreement, dated as of January 28, 2003, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.

99.1 Certifications Pursuant to U.S.C. §1350.

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
Robert J. Halliday Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: February 5, 2003

CERTIFICATIONS

I, Richard A. Aurelio, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Varian Semiconductor Equipment Associates, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 5, 2003	/s/ RICHARD A. AURELIO
Richard A. Aurelio Chairman and Chief Executive Officer

I, Robert J. Halliday, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Varian Semiconductor Equipment Associates, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 5, 2003	/s/ ROBERT J. HALLIDAY
Robert J. Halliday Vice President and Chief Financial Officer