Form 10-Q
period 2003-03-28
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2003-05-02
CIK 1079023

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Shares of common stock outstanding at April 30, 2003:     34,194,146.

An index of exhibits filed with this Form 10-Q is located on page 30.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 28, 2003	September 27, 2002
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$321,595	$307,840
Short-term investments	21,548	—
Accounts receivable, net	61,144	85,793
Inventories	60,632	81,779
Deferred income taxes	42,153	42,311
Other current assets	9,171	9,530

Total current assets	516,243	527,253
Property, plant and equipment, net	49,397	46,718
Goodwill, net	12,280	12,280
Other assets	3,093	3,254

Total assets	$581,013	$589,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and other short-term borrowings	$5,433	$5,779
Accounts payable	21,523	21,398
Accrued expenses	46,283	48,560
Product warranty	9,205	8,656
Deferred revenue	32,984	60,269

Total current liabilities	115,428	144,662
Long-term accrued expenses	5,649	5,674
Deferred income taxes	2,933	2,933
Long-term debt	4,732	—

Total liabilities	128,742	153,269

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 34,164,803 issued and outstanding at March 28, 2003, and 33,821,277 issued and outstanding at September 27, 2002	342	338
Capital in excess of par value	271,163	263,470
Retained earnings	180,733	172,428
Other comprehensive income	33	—

Total stockholders’ equity	452,271	436,236

Total liabilities and stockholders’ equity.	$581,013	$589,505

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Three Months Ended		Fiscal Six Months Ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
	(Amounts in thousands, except per share data)
Revenue
Product	$94,144	$47,868	$156,084	$82,006
Service.	15,083	17,176	34,403	31,208
Royalty	1,972	2,174	4,421	31,784

Total revenue	111,199	67,218	194,908	144,998

Cost of revenue
Product	60,152	32,088	97,696	61,608
Service.	9,346	10,626	20,066	18,803

Total cost of revenue	69,498	42,714	117,762	80,411

Gross profit	41,701	24,504	77,146	64,587

Operating expenses
Research and development	14,410	12,632	27,979	25,482
Marketing, general and administrative	19,773	18,417	38,704	37,365
Restructuring	158	—	158	2,200

Total operating expenses	34,341	31,049	66,841	65,047

Operating income (loss)	7,360	(6,545)	10,305	(460)
Interest income, net	991	1,316	2,227	2,936
Other (loss) income, net	(193)	4,709	(135)	5,149

Income (loss) before income taxes.	8,158	(520)	12,397	7,625
Provision for (benefit from) income taxes.	2,694	(479)	4,092	2,616

Net income (loss)	$5,464	$(41)	$8,305	$5,009

Weighted average shares outstanding—basic	34,141	32,858	34,028	32,773
Weighted average shares outstanding—diluted	34,998	32,858	34,874	34,580
Net income per share—basic.	$0.16	$0.00	$0.24	$0.15
Net income per share—diluted	$0.16	$0.00	$0.24	$0.14

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Six Months Ended
	March 28, 2003	March 29, 2002
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$8,305	$5,009
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,053	7,316
Non-cash consideration for royalty and license revenue	—	(22,800)
Unrealized gain on investment	—	(5,149)
Tax benefit from exercise of stock options	2,391	3,990
Deferred income taxes	158	(2,121)
Changes in assets and liabilities:
Accounts receivable	25,698	39,395
Inventories	23,008	19,992
Other current assets	359	1,015
Accounts payable	150	(2,312)
Accrued expenses	(2,381)	7,525
Product warranty	424	(7,467)
Deferred revenue	(27,658)	(31,430)
Other	(40)	(644)

Net cash provided by operating activities.	37,467	12,319

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,883)	(5,727)
Purchase of available-for-sale securities	(21,500)	—

Net cash used in investing activities	(28,383)	(5,727)

Cash flows from financing activities:
Proceeds from the issuance of common stock	5,306	2,158
Repayment of long-term borrowing	(27)	—
Change in notes payable and short-term borrowing	(783)	(4,746)

Net cash provided by (used in) financing activities	4,496	(2,588)

Effects of exchange rate changes on cash	175	(571)

Net increase in cash and cash equivalents	13,755	3,433
Cash and cash equivalents at beginning of period	307,840	278,641

Cash and cash equivalents at end of period	$321,595	$282,074

Non-cash purchase of property and plant in exchange for debt	$5,099	$—

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

These unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual report on Form 10-K filed by Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”) with the Securities and Exchange Commission for the fiscal year ended September 27, 2002. In the opinion of Varian Semiconductor, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three and six month periods ended March 28, 2003 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

A reconciliation of the numerator and denominator used in the income per share calculations is presented as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
	(Amounts in thousands, except per share data)
Numerator:
Net income (loss)	$5,464	$(41)	$8,305	$5,009

Denominator:
Denominator for basic income per share—
Weighted average shares outstanding	34,141	32,858	34,028	32,773
Effect of dilutive securities:
Stock options	857	—	846	1,807

Denominator for diluted income per share	34,998	32,858	34,874	34,580

Net income per share—basic.	$0.16	$0.00	$0.24	$0.15
Net income per share—diluted.	$0.16	$0.00	$0.24	$0.14

For the three and six month periods ended March 28, 2003, options to purchase 2,554,133 and 2,510,143 common shares at a weighted average exercise prices of $34.72 and $35.04, respectively, were excluded from the computation due to their exercise price exceeding the market value of the underlying common stock. All potential common shares were excluded from the computation of diluted loss per share for the three-month period ended March 29, 2002 as their effect was anti-dilutive. For the six-month period ended March 29, 2002, options to purchase 714,005 common shares at a weighted average exercise price of $50.51, were excluded from the computation due to their exercise price exceeding the market value of the underlying common stock.

As of March 28, 2003, Varian Semiconductor had outstanding options to purchase an aggregate of 5,548,504 shares of its common stock at a weighted average price of $23.60. Of these options, options to purchase an aggregate of 4,151,773 shares at a weighted average price of $21.40 were fully vested and exercisable.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note 3. Cash, Cash Equivalents and Short-term Investments

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with an original purchase maturity of three months or less to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short maturities of those financial instruments. Cash equivalents at March 28, 2003 and September 27, 2002 were $316.5 million and $305.2 million, respectively. Short-term investments consist primarily of certificates of deposit that are less than nine months in maturity. All short-term investments have been classified as held-to-maturity and are carried at fair market value, which approximates cost, due to the short period of time to maturity and the relative risk of the investments.

Note 4. Accounts Receivable

Accounts receivable consist of the following:

	March 28, 2003	September 27, 2002
	(Amounts in thousands)
Billed receivables	$64,868	$89,908
Allowance for doubtful accounts	(3,724)	(4,115)

Accounts receivable, net	$61,144	$85,793

Note 5. Inventories

The components of inventories are as follows:

	March 28, 2003	September 27, 2002
	(Amounts in thousands)
Raw materials and parts	$11,866	$20,034
Work in process	17,547	15,919
Finished goods	31,219	45,826

Total inventories.	$60,632	$81,779

Note 6. Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” to be effective for all fiscal years beginning after December 15, 2001. As part of the adoption of SFAS No. 142 on September 28, 2002, Varian Semiconductor will no longer amortize goodwill, eliminating annual goodwill amortization of approximately $1.6 million, and will test for impairment of goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Varian Semiconductor completed its evaluation of the carrying amount of goodwill during the first quarter of fiscal year 2003 and concluded that no impairment existed as of that date. At March 28, 2003 and September 27, 2002, Varian Semiconductor had unamortized goodwill of approximately $12.3 million (net of accumulated amortization of $7.0 million).

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Had Varian Semiconductor adopted SFAS No. 142 as of September 29, 2001, net income and net income per share would have been as follows:

	Three Months Ended March 29, 2002	Six Months Ended March 29, 2002
	(Amounts in thousands except per share amounts)
Net (loss) income as reported	$(41)	$5,009
Add back: Goodwill amortization expense, net of tax effect	270	540

Adjusted net income	$229	$5,549

Basic net income per share, as reported	$0.00	$0.15
Add back: Goodwill amortization expense, net of tax effect	0.01	0.02

Adjusted basic net income per share	$0.01	$0.17

Diluted net income per share, as reported	$0.00	$0.14
Add back: Goodwill amortization expense, net of tax effect	0.01	0.02

Adjusted diluted net income per share	$0.01	$0.16

Note 7. Notes Payable and Short-term Borrowings

As of March 28, 2003 and September 27, 2002, Varian Semiconductor’s subsidiary in Japan had two credit facilities available with two different financial institutions. Maximum available borrowings on each of the two loans were as follows: (Y)590,000,000 ($4.9 million at March 28, 2003) and (Y)1,000,000,000 ($8.3 million at March 28, 2003). The loans are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. Interest rates for the (Y)590,000,000 credit facility are the Tokyo interbank offered rate + 1.75% (approximately 1.81% at March 28, 2003 and 1.84% at September 27, 2002). The interest rate for the other credit facility is based on the short-term prime rate + 0.25% (approximately 1.63% at March 28, 2003 and 1.38% at September 27, 2002). The loans mature every 30 to 90 days and are normally rolled over into new 30 to 90 day loans upon maturity. As of September 27, 2002, Varian Semiconductor had a third credit facility that was terminated during the first quarter of fiscal year 2003. Total outstanding borrowings at March 28, 2003 were (Y)590,000,000, or $4.9 million, and at September 27, 2002 were (Y)690,000,000, or $5.6 million.

Varian Semiconductor also has borrowing capacity in Europe, Korea and Taiwan. In June 2002, Varian Semiconductor’s subsidiary in Europe renewed a credit facility which includes overdraft protection of Euro 2.5 million ($2.7 million at March 28, 2003). Interest accrues at the Euro base rate + 1.5% (approximately 4.8% at March 28, 2003). In April 2002, Varian Semiconductor’s subsidiary in Korea closed on a $3.0 million credit facility. Any outstanding borrowings accrue interest at the local base rate + 1.6% (approximately 6.4% at March 28, 2003) and are payable on demand. In July 2001, Varian Semiconductor’s subsidiary in Taiwan closed on a $1.0 million credit facility. Any outstanding borrowings accrue interest at the local base rate + 1.3% (approximately 3.0% at March 28, 2003) and are payable on demand. All three credit facilities are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of March 28, 2003 or September 27, 2002 on any of these three loans.

Note 8. Accrued Expenses

The components of accrued expenses are as follows:

	March 28, 2003	September 27, 2002
	(Amounts in thousands)
Payroll and employee benefits	$19,143	$24,226
Income taxes payable	7,966	2,873
Estimated loss contingencies	8,285	9,022
Restructuring	468	2,864
Other	10,421	9,575

Total accrued expenses	$46,283	$48,560

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note 9. Product Warranties

Varian Semiconductor warrants that its products will be free from defects in materials and workmanship and will conform to our standard published specifications in effect at the time of delivery, for a period of twelve months from the date our customer accepts the products. Additionally, we warrant that our maintenance services will be performed in a workmanlike manner consistent with generally accepted industry standards for a period of ninety days from the completion of any agreed upon services. Varian Semiconductor provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. Varian Semiconductor’s warranty obligation is affected by a number of factors including product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to Varian Semiconductor. Should these factors, or other factors affecting warranty costs differ from Varian Semiconductor’s estimates, revisions to the estimated warranty liability would be required.

Product warranty activity for the first half of fiscal year 2003 was as follows:

Amount of Liability
(Amounts in thousands)
Balance as of September 27, 2002	$8,656
Accruals for warranties issued during the period	6,131
(Decrease) increase to pre-existing warranties	(246)
Settlements made during the period	(5,336)

Balance as of March 28, 2003	$9,205

Note 10. Long-term Debt

In February 2003, Varian Semiconductor purchased its previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. Prepayment would require Varian Semiconductor to pay a prepayment penalty equal to the greater of two percent of the outstanding principal balance or the excess of the present value of all future loan payments over the outstanding principal balance of the loan. The loan is secured by the property. The loan payments are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(Amounts in thousands)
Mortgage loan and interest	$7,700	$800	$2,400	$1,600	$2,900

Note 11. Fair Value of Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Varian Semiconductor adopted SFAS No. 148 in the second quarter of fiscal year 2003.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

If Varian Semiconductor had elected to recognize compensation cost based on the fair value of all stock awards at grant date as prescribed by SFAS No. 123, the net income (loss) and net income (loss) per basic and diluted share for three and six month periods ended March 28, 2003 and March 29, 2002 would have been reduced to the pro forma amounts shown below:

	Fiscal Three Months Ended March 28, 2003	Fiscal Three Months Ended March 29, 2002	Fiscal Six Months Ended March 28, 2003	Fiscal Six Months Ended March 29, 2002
	(Amounts in thousands except per share amounts)
Net income (loss) as reported	$5,464	$(41)	$8,305	$5,009
Add: Compensation expense included in net income (loss)	—	—	—	—
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax benefit	(3,896)	(4,406)	(7,732)	(8,412)

Pro forma net (loss) income	$1,568	$(4,447)	$573	$(3,403)

Net income per share—basic—as reported	$0.16	$0.00	$0.24	$0.15
Net income per share—diluted—as reported	$0.16	$0.00	$0.24	$0.14
Pro forma net income (loss) per share:
Basic	$0.05	$(0.14)	$0.02	$(0.10)
Diluted	$0.04	$(0.14)	$0.02	$(0.10)

Note 12. Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Varian Semiconductor adopted SFAS No. 146 in the second quarter of fiscal year 2003.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements. Varian Semiconductor adopted FIN No. 45 in the first quarter of fiscal year 2003 and has included the new disclosure requirements in the Notes to the Consolidated Financial Statements (see Note 9. Product Warranties and Note 14. Commitments and Contingencies).

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. Varian Semiconductor currently uses the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion No. 25. Varian Semiconductor adopted SFAS No. 148 in the second quarter of fiscal year 2003 and has included the new disclosure requirements in the Notes to the Consolidated Financial Statements (see Note 11. Stockholders’ Equity and Employee Stock Plans).

Varian Semiconductor does not expect the adoption of the above mentioned pronouncements to have a material impact on Varian Semiconductor’s consolidated financial statements.

Note 13. Operating Segments and Geographic Information

Varian Semiconductor operates in one business segment: the manufacturing, marketing and servicing of ion implantation systems. Since Varian Semiconductor operates in one segment, all financial segment information required by SFAS No. 131 can be found in the consolidated financial statements.

During the second quarter of fiscal year 2003, revenue from three customers accounted for 26%, 16% and 14% of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. During the second quarter of fiscal year 2002, revenue from three customers accounted for 24%, 23% and 11% of Varian Semiconductor’s total revenue. During the first six months of fiscal year 2003, revenue from two customers accounted for 20% and 13% of Varian Semiconductor’s total revenue. During the first six months of fiscal year 2002, Lam Research Corporation (“Lam”) accounted for 20% of total revenue and three other customers, each representing 10% or greater of total revenue, accounted for an additional 37% of total revenue. (See also Note 15. Settlement and License Agreement.)

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North America	Europe	Japan	Taiwan	Korea	Other	Consolidated
	(Amounts in thousands)
Revenue—Three months ended:
March 28, 2003	$47,613	$11,606	$4,472	$5,800	$30,232	$11,476	$111,199
March 29, 2002	29,825	6,625	6,882	3,335	18,304	2,247	67,218

Revenue—Six months ended:
March 28, 2003	$88,270	$23,278	$12,142	$14,902	$41,781	$14,535	$194,908
March 29, 2002	82,852	20,642	10,260	6,809	21,491	2,944	144,998

Long-lived assets as of:
March 28, 2003	$42,549	$981	$1,222	$410	$4,185	$50	$49,397
September 27, 2002	38,993	1,290	1,671	385	4,319	60	46,718

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note 14. Commitments and Contingencies

Varian Semiconductor is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Varian Semiconductor.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 28, 2003.

We enter into indemnification agreements in our course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not capped. We believe the estimated fair value of these agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 28, 2003.

Varian Semiconductor also indemnifies certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Varian Semiconductor’s products and services or resulting from the acts or omissions of Varian Semiconductor, its employees, officers, authorized agents or subcontractors. Varian Semiconductor has general and umbrella insurance policies that limit our exposure under these indemnification obligations and guarantees. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 28, 2003.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.8 million in estimated environmental investigation and remediation costs for these sites and facilities as of March 28, 2003. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.9 million, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.8 million previously described.

As of March 28, 2003, Varian Semiconductor’s reserve for its portion of environmental liabilities, based upon future environmental related costs estimated by VMS as of that date and included in current and long-term accrued expenses, totaled $6.7 million, of which $1.2 million is classified as current.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Varian Semiconductor evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies where Varian Semiconductor believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements with respect to these lawsuits in prior years. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of Varian Semiconductor’s past and future environmental related expenditures. Varian Semiconductor therefore has a receivable of $1.3 million in other assets at March 28, 2003, as its portion of the insurance recoveries. Although VMS intends to aggressively pursue additional insurance recoveries, Varian Semiconductor has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

As part of the purchase of Varian Semiconductor’s facility located in Newburyport, Massachusetts, the Company has indemnified the lender for any violation of any local, state and federal laws pertaining to environmental regulations, contamination or clean-up.

Legal Proceedings

In September 2000, Varian Semiconductor and Applied Materials settled a patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, Varian Semiconductor recorded a gain of $16.0 million ($10.8 million after taxes) relating to this litigation settlement. Varian Semiconductor maintains a provision to cover any residual indemnification obligations described above. Included in current liabilities and classified as an estimated loss contingency was $2.7 million as of March 28, 2003 and September 27, 2002.

Varian Semiconductor has agreed to indemnify VMS and VI for any costs, liabilities or expenses relating to Varian Semiconductor’s legal proceedings, including the Applied Materials matters. Under the Distribution Related Agreements, Varian Semiconductor has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS. We believe the estimated fair value of the indemnification agreements is minimal, except as already recorded on the financial statements.

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

Varian Semiconductor is currently the plaintiff in several legal disputes related to breach of contract and certain patents that the Company believes the defendants have infringed. While Varian Semiconductor believes favorable judgments will be rendered with respect to such claims; the timing and amount if any, of these judgments is uncertain.

Note 15. Settlement and License Agreement

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Note 16. Restructuring Costs

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

During fiscal year 2002, Varian Semiconductor recognized $5.4 million in restructuring costs, of which $2.2 million was recognized in the first quarter and $3.2 million was recognized in the fourth quarter. The majority of the restructuring charges relate to termination costs for a total reduction in force of 296 employees in fiscal year 2002. There were also charges associated with closing an office and relocating another office. During the second quarter of fiscal 2003, Varian Semiconductor recognized approximately $0.2 million in restructuring costs related to a select reduction in headcount. The restructuring costs were severance related and were paid during the second quarter of fiscal year 2003. The majority of the restructuring reserve balance of $0.5 million as of March 28, 2003 is expected to be utilized by June 2003.

Below is a table summarizing the restructuring reserve activity in fiscal year 2002 and the first six months of fiscal 2003:

	Reduction in Work Force	Facility Closures	Other	Total
	(Amounts in thousands)
Balance as of September 28, 2001	$—	$—	$—	$—
New charges	4,594	602	209	5,405
Non-cash items	—	—	(114)	(114)
Cash payments	(2,427)	—	—	(2,427)

Balance as of September 27, 2002	2,167	602	95	2,864
New charges	158	—	—	158
Cash payments	(1,996)	(463)	(95)	(2,554)

Balance as of March 28, 2003	$329	$139	$—	$468

The restructuring reserve of $0.5 million is included in accrued expenses on the balance sheet.

Note 17. Sale of Receivables

Varian Semiconductor has an agreement with two banks to sell specific receivables, subject to recourse provisions. There were no receivables sold under these arrangements during the first six months of fiscal year 2003. During the first six months of fiscal year 2002 approximately $4.9 million of receivables were sold under these arrangements. As of March 28, 2003 there were no receivables sold to the bank outstanding. As of September 27, 2002, approximately $4.5 million of receivables sold to the bank remained outstanding. Varian Semiconductor has not recorded any asset or liability in connection with these agreements. Varian Semiconductor does not believe it is materially at risk for any losses as a result of this agreement.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note 18. Derivative Financial Instruments

Varian Semiconductor uses derivative instruments to protect its interests from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor continued its policy of hedging its current exposures and in the second quarter of fiscal year 2003 began to hedge a portion of its anticipated foreign currency exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales are primarily denominated in United States dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in Other Comprehensive Income (“OCI”). Any measured ineffectiveness is included immediately in marketing, general and administrative expenses in the consolidated statements of operations. There has been no amount of ineffectiveness recognized during the period. OCI associated with hedges of sales denominated in foreign currencies are reclassified to revenue upon recognition in income of the underlying hedged exposure. All amounts reported in OCI at March 28, 2003 are anticipated to be reclassified to revenue within six months. OCI activity during the year (in thousands):

Balance, September 27, 2002	$—
Effective portion of cash flow hedging instruments	33
Reclassified to revenue	—

Balance, March 28, 2003	$33

Note 19. Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
	(Amounts in thousands)
Net income (loss)	$5,464	$(41)	$8,305	$5,009
Other comprehensive income (loss):
Effective portion of cash flow hedging instruments	33	(11)	33	(11)

Comprehensive income (loss)	$5,497	$(52)	$8,338	$4,998

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

Results of Operations

Industry

Varian Semiconductor’s business is highly cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. In the last two years, semiconductor equipment manufacturers have experienced a significant contraction in the demand for products due to the slowdown in economies worldwide, specifically the slowdown in technology sectors which utilize integrated circuits.

Revenue.    The following table sets forth revenue by category for the three and six month periods ended March 28, 2003 and March 29, 2002.

	Fiscal Three Months Ended				Fiscal Six Months Ended
	March 28, 2003	March 29, 2002	Change	Percent Change	March 28, 2003	March 29, 2002	Change	Percent Change
	(Amounts in thousands)
Revenue
Product	$94,144	$47,868	$46,276	97%	$156,084	$82,006	$74,078	90%
Service	15,083	17,176	(2,093)	(12%)	34,403	31,208	3,195	10%
Royalty and license	1,972	2,174	(202)	(9%)	4,421	31,784	(27,363)	(86%)

Revenue.	$111,199	$67,218	$43,981	65%	$194,908	$144,998	$49,910	34%

Product

During the second quarter and first six months of fiscal year 2003, the increase in product revenue was the result of an increase in demand for ion implanters, particularly the VIISta 810HP, Varian Semiconductor’s latest medium current machine, that was first shipped during the second quarter of fiscal year 2002. Demand for product parts also increased as warranties covering machines expired.

Service

Service revenue during the second quarter of fiscal year 2003 decreased primarily due to decreased machine acceptances compared to the same period a year ago. Service revenue for the six months ended March 28, 2003 increased due to increased machine acceptances in the first quarter of fiscal year 2003, which was partially offset by the decrease in machine acceptances during the second quarter of fiscal year 2003.

Royalty

Pursuant to the terms of a Settlement and License Agreement between Varian Semiconductor and Lam Research Corporation (“Lam”), Varian Semiconductor received, during the first quarter of fiscal year 2002, a warrant to purchase 2,000,000 shares of Lam common stock at $21.30 per share and a $5.0 million cash payment in exchange for prior use of certain Varian Semiconductor patents. Total royalty and license revenue recognized from Lam during the first quarter of fiscal year 2002 includes the warrant, which was valued at $22.8 million, and the $5.0 million cash payment received. Lam continues to make quarterly cash payments of $1.25 million, which are included in the royalty revenue in the first and second quarters of fiscal year 2003. Lam is required to make quarterly cash payments of $1.25 million through December 2004 for future use of the patents. Quarterly cash payments are recognized as royalty and license revenue in the period they become due.

The following table reflects revenue by continent for the three and six month periods ended March 28, 2003 and March 29, 2002, including the Lam royalty and license revenue of $27.8 million recognized during the first quarter of fiscal year 2002.

	Three Months Ended		Six Months Ended
	March 28, 2003	March 29, 2002	March 29, 2003	March 29, 2002
	(Amounts in thousands)
North America	$47,613	$29,825	$88,270	$82,852
Europe	11,606	6,625	23,278	20,642
Asia	51,980	30,768	83,360	41,504

Total revenue.	$111,199	$67,218	$194,908	$144,998

Product revenue increased across all regions for the second quarter of fiscal year 2003 compared to the second quarter of fiscal year 2002, as a result of increased demand for new machines to be utilized in manufacturing advanced devices, particularly the VIISta 810HP.

Revenue for the third quarter of fiscal year 2003 is currently estimated to decrease from the $111.2 million recognized in the second quarter of fiscal year 2003 due to continued softening of capital expenditure spending. At this time, demand beyond the third quarter remains difficult to forecast, as visibility is limited by the cyclical nature of the industry. Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product have a significant impact on revenue (see also “Risk Factors” and “Critical Accounting Policies—Revenue Recognition”).

Cost of Product and Service Revenue.    Cost of product revenue was $60.2 million and gross margin was 36% for the second quarter of fiscal year 2003, as compared to the cost of product revenue of $32.1 million and gross margin of 33% for the second quarter of fiscal year 2002. Gross margin in the second quarter of fiscal year 2003 increased as a result of higher factory utilization and improved inventory management, including a reduction in inventory reserves totaling $1.2 million, partially offset by continued pricing pressure in the industry. Cost of product revenue was $97.7 million and gross margin was 37% for the first half of fiscal year 2003, as compared to the cost of product revenue of $61.6 million and gross margin of 25% for the first half of fiscal year 2002. The increase in gross margin for the six month period ended March 28, 2003 was primarily the result of the sale of specific inventories previously reserved, favorable factory operations and improved supply chain management, which required Varian Semiconductor to reduce the associated supply chain and inventory-related reserves by approximately $4.2 million. During the first six months of fiscal year 2002, Varian Semiconductor recorded approximately $8.4 million of supply chain and inventory-related charges as a result of reduced business projections. Varian Semiconductor has historically, and may in the future, sustain inventory-related charges resulting from changes in customers’ purchase commitments due to Varian Semiconductor’s manufacturing lead times. Cost of service revenue was $9.3 million and gross margin was 38% for the second quarter of fiscal year 2003, as compared to a cost of service revenue of $10.6 million and gross margin of 38% for the second quarter of fiscal year 2002. Cost of service revenue was $20.1 million and gross margin was 42% for the six-month period ended March 28, 2003, as compared with $18.8 million and gross margin of 40% for the six-month period ended March 29, 2002. The increase in gross margin of 2% for cost of service revenue for the six month period ended March 28, 2003, was primarily a result of improvements in the system installation process resulting in reduced field costs. Overall gross margin is expected to increase in the third quarter of fiscal year 2003 as compared to the second quarter of fiscal year 2003. The anticipated increase in margin is expected to reflect benefits from both tight inventory management and the final portion of revenue recognized upon system acceptance.

Research and Development.    Research and development expenses were $14.4 million for the second quarter of fiscal year 2003, as compared to $12.6 million for the second quarter of fiscal year 2002. For the six month period ended March 28, 2003, research and development expenses were $28.0 million, as compared to $25.5 million for the same period a year ago. The increase was a result of increased labor and material spending associated with new products. Varian Semiconductor continues to be committed to investment in product development, particularly the ongoing shift to 300mm implanters, factory automation, and the transition to advanced technology nodes. Research and development expenses are expected to increase in the third quarter of fiscal 2003 as Varian Semiconductor intends to continue to increase its investment in research and development.

Marketing, General and Administrative.    Marketing, general and administrative expenses were $19.8 million for the second quarter of fiscal year 2003, as compared to $18.4 million in the same period in 2002. For the first six months of fiscal 2003, marketing, general and administrative expenses were $38.7 million as compared to $37.4 million in the first six months of fiscal 2002. The increase was the result of additional marketing expenses in the second quarter of fiscal 2003, including demonstration tool costs.

Restructuring Costs.    During the second quarter of fiscal 2003, Varian Semiconductor recognized approximately $0.2 million in restructuring costs related to reductions in headcount. The restructuring costs were severance-related and were paid during the second quarter of fiscal year 2003. Varian Semiconductor recognized $2.2 million in restructuring costs during the first quarter of fiscal year 2002. The restructuring costs were primarily severance-related with $2.0 million and $0.2 million paid during the first and second quarter of fiscal year 2002, respectively.

Interest Income.    During the second quarter of fiscal year 2003, Varian Semiconductor earned $1.0 million in interest income as compared with $1.3 million for the second quarter of fiscal year 2002. During the six-month period ended March 28, 2003, Varian Semiconductor earned $2.2 million in interest income as compared with $2.9 million for the same period a year ago. Despite increased cash and investment balances, interest income decreased compared to the prior year’s due to lower short-term interest rates.

Other (Loss) Income.    During the second quarter and six month period ended March 28, 2003, Varian Semiconductor recorded a loss of $0.2 million and $0.1 million, respectively. During the second quarter and six month period ended March 29, 2002, Varian Semiconductor recorded a gain of $4.7 million and $5.1 million, respectively, in other income to reflect the fair value accounting of the Lam warrant. Varian Semiconductor received a warrant to purchase shares of Lam common stock on December 19, 2001 (See also Note 15. Settlement and License Agreement). The warrant was treated as a derivative and was measured at fair value. A $0.4 million gain was recorded in other income during the first quarter of fiscal year 2002 to reflect fair value accounting for the warrant.

Provision for (Benefit from) Income Taxes.    Varian Semiconductor’s effective income tax rate was 33% in the second quarter of fiscal year 2003 with a benefit from income taxes of $0.5 million in the second quarter of fiscal year 2002. Varian Semiconductor’s effective income tax rate was 33% in the six-month period ended March 28, 2003, as compared with 34% in the first six months of fiscal year 2002. Future effective tax rates may vary from the historic rates depending on the worldwide allocation of earnings and the continuing availability of the extraterritorial income exclusion.

Net Income (Loss).    As a result of the foregoing factors, in the second quarter of fiscal year 2003, Varian Semiconductor recorded net income of $5.5 million as compared to net loss of $41 thousand for the second quarter of fiscal year 2002. The net income per diluted share was $0.16 for the second quarter of fiscal year 2003 as compared to net loss per diluted share of $0.00 for the second quarter of fiscal year 2002. For the six month period ended March 28, 2003, Varian Semiconductor recorded net income of $8.3 million and $0.24 per diluted share, as compared with net income of $5.0 million and $0.14 per diluted share in the same period of fiscal year 2002. Net income and net income per share are currently estimated to decrease from the second quarter of fiscal year 2003 due to continued softening of capital expenditure spending.

Liquidity and Capital Resources

Varian Semiconductor generated $37.5 million of cash from operations during the first six months of fiscal year 2003 as compared to $12.3 million during the first six months of fiscal year 2002. Cash provided by operations in the first six months of fiscal year 2003 was derived primarily from the decreases in accounts receivable of $25.7 million and inventory of $23.0 million and net income of $8.3 million. These decreases were partially offset by a decrease in deferred revenue of $27.7 million. In the first six months of fiscal year 2002, cash provided by operations was primarily a result of a decrease in accounts receivable of $39.4 million and a decrease in inventory of $20.0 million. The increase to cash during the first six months of fiscal year 2002 was partially offset by non-cash considerations of $22.8 million in royalty and license income, and a decrease in deferred revenue of $31.4 million.

Varian Semiconductor used $21.5 million for the purchase of short-term investments during the first six months of fiscal year 2003. In February 2003, Varian Semiconductor purchased its facility located in Newburyport, Massachusetts for approximately $9.3 million, using approximately $3.4 million of cash. Varian Semiconductor had previously leased the facility from the seller. As part of this purchase, Varian Semiconductor assumed the seller’s outstanding loan on the property of approximately $5.1 million. Overall, Varian Semiconductor used $6.9 million and $5.7 million of cash for investing activities and for the purchase of property, plant and equipment, during the six-month period ended March 28, 2003 and the six month period ended March 29, 2002, respectively.

During the six-month period ended March 28, 2003, Varian Semiconductor generated $4.5 million of cash from financing activities, primarily due to the issuance of stock upon the exercise of stock options and the Employee Stock Purchase Plan, offset by repayments on short-term borrowings. During the first six months of fiscal year 2002, $2.6 million of cash was used by financing activities, primarily due to repayments of short-term borrowings of $4.7 million. This was partially offset by $2.1 million from the issuance of stock upon the exercise of stock options. As noted above and further described below, as part of the purchase of the Newburyport facility, the loan on the property of approximately $5.1 million was assumed by Varian Semiconductor.

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of March 28, 2003 have not been included in the consolidated balance sheets and statements of operations included under Item 1. Consolidated Financial Statements, however, they have been disclosed in the following table in order to provide a more accurate picture of Varian Semiconductor’s financial position and liquidity. Varian Semiconductor does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Varian Semiconductor is not exposed to any financing, liquidity, market or credit risk that could arise if Varian Semiconductor had engaged in such relationships.

		Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(Amounts in thousands)
Operating leases	$3,500	$2,100	$1,300	$100	$—
Purchase order commitments	21,600	21,600	—	—	—
Letter of credit	1,900	1,900	—	—	—

Total commitments	$27,000	$25,600	$1,300	$100	$—

As of March 28, 2003 and September 27, 2002, Varian Semiconductor’s subsidiary in Japan had two credit facilities available with two different financial institutions. Maximum available borrowings on each of the two loans were as follows: (Y)590,000,000 ($4.9 million at March 28, 2003) and (Y)1,000,000,000 ($8.3 million at March 28, 2003). The loans are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. Interest rates for the (Y)590,000,000 credit facility are the Tokyo interbank offered rate + 1.75% (approximately 1.81% at March 28, 2003 and 1.84% at September 27, 2002). The interest rate for the other credit facility is based on the short-term prime rate + 0.25% (approximately 1.63% at March 28, 2003 and 1.38% at September 27, 2002). The loans mature every 30 to 90 days and are normally rolled over into new 30 to 90 day loans upon maturity. As of September 27, 2002, Varian Semiconductor had a third credit facility that was terminated during the first quarter of fiscal year 2003. Total outstanding borrowings at March 28, 2003 were (Y)590,000,000, or $4.9 million, and at September 27, 2002 were (Y)690,000,000, or $5.6 million.

Varian Semiconductor also has borrowing capacity in Europe, Korea and Taiwan. In June 2002, Varian Semiconductor’s subsidiary in Europe renewed a credit facility which includes overdraft protection of Euro 2.5 million ($2.7 million at March 28, 2003). Interest accrues at the Euro base rate + 1.5% (approximately 4.8% at March 28, 2003). In April 2002, Varian Semiconductor’s subsidiary in Korea closed on a $3.0 million credit facility. Any outstanding borrowings accrue interest at the local base rate + 1.6% (approximately 6.4% at March 28, 2003) and are payable on demand. In July 2001, Varian Semiconductor’s subsidiary in Taiwan closed on a $1.0 million credit facility. Any outstanding borrowings accrue interest at the local base rate + 1.3% (approximately 3.0% at March 28, 2003) and are payable on demand. All three credit facilities are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of March 28, 2003 or September 27, 2002 on any of these three loans.

In February 2003, Varian Semiconductor purchased its previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. Prepayment would require Varian Semiconductor to pay a prepayment penalty equal to the greater of two percent of the outstanding principal balance or the excess of the present value of all future loan payments over the outstanding principal balance of the loan. The loan is secured by the property. The loan payments are as follows:

		Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(Amounts in thousands)
Mortgage loan and interest	$7,700	$800	$2,400	$1,600	$2,900

Varian Semiconductor has an agreement with two banks to sell specific receivables, subject to recourse provisions. There were no receivables sold under these arrangements during the first six months of fiscal year 2003. During the first six months of fiscal year 2002 approximately $4.9 million of receivables were sold under these arrangements. As of March 28, 2003 there were no receivables sold to the bank outstanding. As of September 27, 2002, approximately $4.5 million of receivables sold to the bank remained outstanding. Varian Semiconductor has not recorded any asset or liability in connection with these agreements. Varian Semiconductor does not believe it is materially at risk for any losses as a result of this agreement.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash and short-term investments of $343.1 million at March 28, 2003 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments and cash requirements for the foreseeable future.

Transactions with Affiliates and Related Parties

The unaudited interim consolidated financial statements of Varian Semiconductor reflect the financial position, results of operations and cash flows of Varian Semiconductor as of and for the three months and six months ended March 28, 2003 and March 29, 2002.

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

The Distribution Related Agreements provide that, from and after the spin-off, VMS, VI, and Varian Semiconductor will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VMS and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VMS, VI, and Varian Semiconductor. The Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll, and pension liabilities) in accordance with their terms. During the first six months of fiscal years 2003 and 2002, Varian Semiconductor was charged by VMS $0.8 million and $2.8 million, respectively, in settlement of these obligations.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Varian Semiconductor adopted SFAS No. 146 in the second quarter of fiscal year 2003.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements. Varian Semiconductor adopted FIN No. 45 in the first quarter of fiscal year 2003 and has included the new disclosure requirements in the Notes to the Consolidated Financial Statements (see Note 9. Product Warranties and Note 14. Commitments and Contingencies).

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. Varian Semiconductor currently uses the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion No. 25. Varian Semiconductor adopted SFAS No. 148 in the second quarter of fiscal year 2003 and has included the new disclosure requirements in the Notes to the Consolidated Financial Statements (see Note 11. Stockholders’ Equity and Employee Stock Plans).

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

Varian Semiconductor has historically sold at least half of its systems in any particular quarter to its ten largest customers, some of which include AMD, IBM, Infineon, Intel, Micron, Samsung, Texas Instruments, TSMC and UMC. Some of these customers have individually accounted for more than ten percent of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. Furthermore, Varian Semiconductor may have difficulty attracting additional large customers because its sales depend, in large part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. Once a semiconductor manufacturer has selected a particular supplier’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Consequently, Varian Semiconductor may experience difficulty in selling to a prospective customer if that customer initially selects a competitor’s capital equipment.

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

International revenue has accounted for 61%, 71%, and 73% of Varian Semiconductor’s revenue in fiscal years 2002, 2001, and 2000, respectively, and specifically, revenue in Asia has accounted for a substantial portion of this revenue. Sales to Asia accounted for 44%, 50%, and 53% of revenue in fiscal years 2002, 2001, and 2000, respectively. Because Varian Semiconductor relies on sales to customers in Asia for a substantial portion of its revenue, its business is very likely to be adversely impacted by economic downturns and instability in that region. Varian Semiconductor’s business in Asia is affected by demand in each country. In addition, international sales are subject to risks, including, but not limited to:

•	fluctuations in foreign exchange rates;

•	changes in legal and regulatory requirements;

•	political and economic instability and acts of terrorism;

•	difficulties in accounts receivable collection;

•	any public health crisis such as SARS;

•	difficulties in staffing and managing international operations; and

•	foreign trade disputes.

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

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S dollar denominated currencies. The aggregate exchange loss was immaterial for the second quarter and first half of fiscal year 2003.

Forward exchange contracts outstanding as of March 28, 2003 are summarized as follows (amounts in thousands):

	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Japanese Yen	$4,988	118.22	$4,916
New Taiwan Dollar	207	34.84	207

Total foreign currency purchase contracts	$5,195		$5,123

Foreign currency sell contracts:
Japanese Yen	4,175	118.33	4,118
Korean Won	2,324	1,201.02	2,234
Euro.	166	0.9303	167
Israeli Shekel	440	4.8878	456

Total foreign currency sell contracts	7,105		6,975

Total contracts	$12,300		$12,098

Varian Semiconductor also hedges currency exposures that are associated with certain of its product sales denominated in Japanese Yen. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these forward foreign exchange contracts are designated as hedges of anticipated product sales, and accordingly, the gains and losses resulting from the impact of currency rate movements on these contracts are not recognized in income until the underlying hedged transactions are recognized. Upon recognition, such gains and losses are recorded in revenue as an adjustment to the carrying amount of the underlying transactions in the period in which these transactions are recognized. Should the hedged anticipated product sales not occur within two months of the expiration of the forward foreign exchange contract, any unrealized gain or loss would be recorded in other (loss) income. There were no forward foreign exchange contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at March 28, 2003.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities.

Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and short-term investments. Varian Semiconductor maintains cash investments primarily in U.S. Treasury, government agency securities, and investment quality municipal securities as well as short-term time deposits with investment-grade financial institutions. Cash equivalents at March 28, 2003 and September 27, 2002 were $316.5 million and $305.2 million, respectively. At March 28, 2003, Varian Semiconductor’s short-term investments were $21.5 million and consist of certificates of deposit that are less than nine months. Short-term investments at March 28, 2003 were $21.5 million. There were no short-term investments at September 27, 2002.

Commodity Price Risk

Varian Semiconductor is not exposed to material commodity price risk.

Concentration of Risk

During the second quarter of fiscal year 2003, revenue from three customers accounted for 26%, 16% and 14% of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. During the second quarter of fiscal year 2002, revenue from three customers accounted for 24%, 23% and 11% of Varian Semiconductor’s total revenue. During the first six months of fiscal year 2003, revenue from two customers accounted for 20% and 13% of Varian Semiconductor’s total revenue. During the first six months of fiscal year 2002, Lam accounted for 20% of total revenue and three other customers, each representing 10% or greater of total revenue, accounted for an additional 37% of total revenue. (See also Note 15. Settlement and License Agreement.)

As of March 28, 2003, two customers, each representing 10% or greater of the total accounts receivable balance, accounted for 47% of the total accounts receivable balance. As of March 29, 2002, two customers, each representing 10% or greater of the total accounts receivable balance, accounted for 38% of the total accounts receivable balance.

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Information required by this Item is provided in Note 14. Commitments and Contingencies to the Unaudited Interim Consolidated Financial Statements.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were submitted to a vote of the stockholders at the 2003 Annual Meeting of Stockholders of Varian Semiconductor held on January 28, 2003: (1) the election of two nominees as Class I Directors, each to a three year term expiring at the 2006 Annual Meeting of Stockholders; (2) the approval of an amendment of Varian Semiconductor’s Employee Stock Purchase Plan to increase the number of shares of Common Stock available for issuance under the plan by 250,000 shares; and (3) the ratification of PricewaterhouseCoopers LLP as Varian Semiconductor’s independent accountants for the fiscal year ending October 3, 2003. The number of shares of common stock eligible to vote as of the record date of December 9, 2002 was 34,039,026 shares. Each of these matters were approved by the requisite vote of the stockholders. Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions as to each matter, including a separate tabulation with respect to each nominee for director.

Proposal 1—To elect two Class I Directors each to a three year term expiring at the 2006 Annual Meeting of Stockholders.

	For	Withheld
Ernest L. Godshalk III	26,989,814	320,629
Angus A. MacNaughton	25,477,726	1,832,717

Proposal 2—To approve the amendment of Varian Semiconductor’s Employee Stock Purchase Plan to increase the number of shares of Common Stock available for issuance under the plan by 250,000 shares.

For	Against	Abstain
27,058,296	201,367	50,780

Proposal 3—To ratify and approve the selection by the Board of Directors of PricewaterhouseCoopers LLP as Varian Semiconductor’s independent accountants for the fiscal year ending October 3, 2003.

For	Against	Abstain
25,145,552	2,120,809	44,082

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

Date: May 2, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 2, 2003	By:	/s/ RICHARD A. AURELIO
Richard A. Aurelio Chairman and Chief Executive Officer

I, Robert J. Halliday, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Varian Semiconductor Equipment Associates, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 2, 2003	By:	/s/ ROBERT J. HALLIDAY
Robert J. Halliday Vice President and Chief Financial Officer