Form 10-Q
period 2003-06-27
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2003-07-31
CIK 1079023

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 27, 2003

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

Shares of common stock outstanding at July 29, 2003; 34,429,110.

An index of exhibits filed with this Form 10-Q is located on page 28.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 27, 2003	September 27, 2002
ASSETS	(Amounts in thousands, except share data)

Current assets
Cash and cash equivalents	$285,973	$307,840
Short-term investments	40,210	—
Accounts receivable, net	74,874	85,793
Inventories	59,701	81,779
Deferred income taxes	36,313	42,311
Other current assets	11,352	9,530

Total current assets	508,423	527,253

Properties, plant and equipment, net	48,495	46,718
Goodwill, net	12,280	12,280
Other assets	3,288	3,254

Total assets	$572,486	$589,505

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Notes payable and other short-term borrowings	$5,457	$5,779
Accounts payable	17,084	21,398
Accrued expenses	40,110	48,560
Product warranty	8,195	8,656
Deferred revenue	33,477	60,269

Total current liabilities	104,323	144,662

Long-term accrued expenses	5,538	5,674
Deferred income taxes	2,933	2,933
Long-term debt	4,642	—

Total liabilities	117,436	153,269

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock, par value $.01; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $.01; 150,000,000 shares authorized; 34,235,954 and 33,821,277 issued and outstanding at June 27, 2003 and September 27, 2002, respectively	342	338
Capital in excess of par value	272,511	263,470
Retained earnings	182,174	172,428
Other comprehensive income	23	—

Total stockholders’ equity	455,050	436,236

Total liabilities and stockholders’ equity	$572,486	$589,505

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
	(Amounts in thousands, except per share data)
Revenue
Product	$62,968	$74,834	$219,052	$156,840
Service	17,488	17,635	51,891	48,843
Royalty	2,295	2,188	6,716	33,972

Total revenue	82,751	94,657	277,659	239,655

Cost of revenue
Product	35,763	48,865	133,459	110,473
Service	10,409	8,900	30,475	27,703

Total cost of revenue	46,172	57,765	163,934	138,176

Gross profit	36,579	36,892	113,725	101,479

Operating expenses
Research and development	15,644	12,515	43,623	37,997
Marketing, general and administrative	18,287	22,086	56,991	59,451
Restructuring	1,138	—	1,296	2,200

Total operating expenses	35,069	34,601	101,910	99,648

Operating income	1,510	2,291	11,815	1,831
Interest income, net	905	1,469	3,132	4,405
Other (loss) income, net	(266)	—	(401)	5,149

Income before income taxes	2,149	3,760	14,546	11,385
Provision for income taxes	708	1,141	4,800	3,757

Net income	$1,441	$2,619	$9,746	$7,628

Weighted average shares outstanding—basic	34,199	33,420	34,085	32,990
Weighted average shares outstanding—diluted	35,018	35,269	34,920	34,827
Net income per share—basic	$0.04	$0.08	$0.29	$0.23
Net income per share—diluted	$0.04	$0.07	$0.28	$0.22

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Nine Months Ended
	June 27, 2003	June 28, 2002
	(Amounts in thousands)
Cash flow from operating activities:
Net income	$9,746	$7,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,293	10,322
Non-cash consideration for royalty and license revenue	—	(22,800)
Realized gain on investment	—	(5,149)
Tax benefit from exercise of stock options	2,649	11,633
Deferred income taxes	5,998	(2,121)
Changes in assets and liabilities:
Accounts receivable	12,492	31,542
Inventories	24,230	25,094
Other current assets	(1,725)	(963)
Accounts payable	(4,270)	9,491
Accrued expenses	(8,756)	(1,281)
Product warranty	(640)	(9,982)
Deferred revenue	(27,384)	(32,970)
Other	(532)	(673)

Net cash provided by operating activities	22,101	19,771

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,600)	(10,865)
Proceeds from sales and maturities of short-term investments	2,116	—
Purchase of available-for-sale securities	(42,326)	—
Proceeds from the sale of warrant	—	27,989

Net cash (used in) provided by investing activities	(49,810)	17,124

Cash flows from financing activities:
Proceeds from the issuance of common stock	6,396	14,823
Repayment of long-term borrowings	(117)	—
Notes payable and other short-term borrowings	(789)	(9,817)

Net cash provided by financing activities	5,490	5,006

Effects of exchange rates on cash	352	144

Net (decrease) increase in cash and cash equivalents	(21,867)	42,045
Cash and cash equivalents at beginning of period	307,840	278,641

Cash and cash equivalents at end of period	$285,973	$320,686

Non-cash purchase of property and plant in exchange for debt	$5,099	$—

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

These unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual report on Form 10-K filed by Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”) with the Securities and Exchange Commission for the fiscal year ended September 27, 2002. In the opinion of Varian Semiconductor, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three-and nine-month periods ended June 27, 2003 are not necessarily indicative of the results to be expected for a full year or for any other period.

Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation of the financial statements.

Note 2. Computation of Net Income Per Share

Basic income per share is calculated based on net income and the weighted average number of shares outstanding during the reporting period. Diluted income per share includes additional dilution from stock issuable pursuant to the exercise of outstanding stock options. For purposes of the diluted net income per share calculation, the additional shares issuable upon exercise of stock options were determined using the treasury stock method.

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Amounts in thousands, except per share data)	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Numerator:
Net income	$1,441	$2,619	$9,746	$7,628

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	34,199	33,420	34,085	32,990
Effect of diluted securities:
Stock options	819	1,849	835	1,837

Denominator for diluted net income per share	35,018	35,269	34,920	34,827

Net income per share—basic	$0.04	$0.08	$0.29	$0.23
Net income per share—diluted	$0.04	$0.07	$0.28	$0.22

For the three- and nine-month periods ended June 27, 2003, options to purchase 2,545,555 and 2,519,258 shares of common stock at a weighted average exercise price of $34.56 and $34.87, respectively, were excluded from the computation due to their exercise price exceeding the market value of the underlying common stock. For the three- and nine-month periods ended June 28, 2002, options to purchase 751,184 and 680,970 shares of common stock at a weighted average exercise price of $51.48 and $51.92, respectively, were excluded from the computation due to their exercise price exceeding the market value of the underlying common stock.

As of June 27, 2003, Varian Semiconductor had outstanding options to purchase an aggregate of 5,458,970 shares of its common stock at a weighted average price of $23.62. Of these options, options to purchase an aggregate of 4,120,862 shares of its common stock at a weighted average price of $21.89 were exercisable.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Cash, Cash Equivalents and Short-term Investments

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with an original purchase maturity of three months or less to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short maturities of those financial instruments. Cash equivalents at June 27, 2003 and September 27, 2002 were $282.7 million and $305.2 million, respectively. Short-term investments consist primarily of certificates of deposit. All short-term investments have been classified as available-for-sale and are carried at fair market value, which approximates cost, due to the short period of time to maturity and the relative risk of the investments. As of June 27, 2003, an unrealized gain on short-term investments of $23 thousand was recorded in other comprehensive income. The short-term investment maturities are as follows:

(Amounts in thousands)	Maturities by Period
	Total	Less than 1 Year	1-2 Years	3-5 Years	After 5 Years
Short-term investments	$40,210	$20,165	$20,045	$—	$—

Note 4. Accounts Receivable

Accounts receivable consist of the following:

(Amounts in thousands)	June 27, 2003	September 27, 2002
Billed receivables	$77,480	$89,908
Allowance for doubtful accounts	(2,606)	(4,115)

Accounts receivable, net	$74,874	$85,793

Note 5. Inventories

The components of inventories are as follows:

(Amounts in thousands)	June 27, 2003	September 27, 2002
Raw materials and parts	$12,721	$26,717
Work in process	10,399	14,440
Finished goods	36,581	40,622

Total inventories	$59,701	$81,779

Note 6. Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” to be effective for all fiscal years beginning after December 15, 2001. As part of the adoption of SFAS No. 142 on September 28, 2002, Varian Semiconductor will no longer amortize goodwill, eliminating annual goodwill amortization of approximately $1.6 million, and will test for impairment of goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Varian Semiconductor completed its evaluation of the carrying amount of goodwill during the first quarter of fiscal year 2003 and concluded that no impairment existed as of that date. At June 27, 2003 and September 27, 2002, Varian Semiconductor had unamortized goodwill of approximately $12.3 million (net of accumulated amortization of $7.0 million).

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Had Varian Semiconductor adopted SFAS No. 142 as of September 29, 2001, net income and net income per share would have been as follows:

	Three Months Ended June 28, 2002	Nine Months Ended June 28, 2002
	(Amounts in Thousands, except per share amounts)
Net income as reported	$2,619	$7,628
Add back: Goodwill amortization expense, net of tax effect	271	811

Adjusted net income	$2,890	$8,439

Basic net income per share, as reported	$0.08	$0.23
Add back: Goodwill amortization expense, net of tax effect	0.01	0.03

Adjusted basic net income per share	$0.09	$0.26

Diluted net income per share, as reported	$0.07	$0.22
Add back: Goodwill amortization expense, net of tax effect	0.01	0.02

Adjusted diluted net income per share	$0.08	$0.24

Note 7. Notes Payable and Short-term Borrowings

As of June 27, 2003 and September 27, 2002, Varian Semiconductor’s subsidiary in Japan had two credit facilities available with two different financial institutions. Maximum available borrowings on each of the two loans were as follows: (Y)590,000,000 ($4.9 million at June 27, 2003) and (Y)1,000,000,000 ($8.4 million at June 27, 2003). The loans are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. Interest rates for the (Y)590,000,000 credit facility are the Tokyo interbank offered rate + 1.75% (approximately 1.81% at June 27, 2003 and 1.84% at September 27, 2002). The interest rate for the other credit facility is based on the short-term prime rate + 0.25% (approximately 1.63% at June 27, 2003 and 1.38% at September 27, 2002). The loans mature every 30 to 90 days and are normally rolled over into new 30 to 90 day loans upon maturity. As of September 27, 2002, Varian Semiconductor had a third credit facility that was terminated during the first quarter of fiscal year 2003. Total outstanding borrowings at June 27, 2003 were (Y) 590,000,000, or $4.9 million, and at September 27, 2002 were (Y)690,000,000, or $5.6 million.

Varian Semiconductor also has borrowing capacity in Europe, Korea and Taiwan. In April 2003, Varian Semiconductor’s subsidiary in Europe renewed a credit facility that includes overdraft protection of Euro 1.0 million ($1.1 million at June 27, 2003). Interest accrues at the Euro base rate + 1.5% (approximately 4.25% at June 27, 2003). Varian Semiconductor’s subsidiaries in Korea and Taiwan had credit facilities in place of $3.0 million and $1.0 million, respectively. Any outstanding borrowings on the Korean facility accrue interest at the local base rate + 1.6% (approximately 5.9% at June 27, 2003) and are payable on demand. Any outstanding borrowings on the Taiwan facility accrue interest at the local base rate + 1.25% (approximately 2.5% at June 27, 2003) and are payable on demand. All three credit facilities are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of June 27, 2003 or September 27, 2002 on any of these three loans.

Note 8. Accrued Expenses

The components of accrued expenses are as follows:

	June 27, 2003	September 27, 2002
	(Amounts in thousands)
Payroll and employee benefits	$18,465	$24,226
Income taxes payable	2,023	2,873
Estimated loss contingencies	8,070	9,022
Restructuring	936	2,864
Other	10,616	9,575

Total accrued expenses	$40,110	$48,560

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Product Warranties

Varian Semiconductor warrants that its products will be free from defects in materials and workmanship and will conform to our standard published specifications in effect at the time of delivery, for a period of twelve months from the date the customer accepts the products. Additionally, Varian Semiconductor warrants that maintenance services will be performed in a workmanlike manner consistent with generally accepted industry standards for a period of ninety days from the completion of any agreed-upon services. Varian Semiconductor provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. Varian Semiconductor’s warranty obligation is affected by a number of factors, including product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to Varian Semiconductor. Should these factors or other factors affecting warranty costs differ from Varian Semiconductor’s estimates, revisions to the estimated warranty liability would be required.

Product warranty activity for the first nine months of fiscal year 2003 was as follows:

Amount of Liability
(Amounts in thousands)
Balance as of September 27, 2002	$8,656
Accruals for warranties issued during the period	7,834
Decrease to pre-existing warranties	(1,477)
Settlements made during the period	(6,818)

Balance as of June 27, 2003	$8,195

Note 10. Long-term Debt

In February 2003, Varian Semiconductor purchased its previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. Prepayment would require Varian Semiconductor to pay a prepayment penalty equal to the greater of two percent of the outstanding principal balance or the excess of the present value of all future loan payments over the outstanding principal balance of the loan. The loan is secured by the property. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and Varian Semiconductor’s financial condition at June 27, 2003. The $5.0 million carrying amount of the loan had an estimated fair value of $5.9 million at June 27, 2003. The loan payments are as follows:

		Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Principal and interest	$7,500	$800	$2,400	$1,600	$2,700

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

If Varian Semiconductor had elected to recognize compensation cost based on the fair value of all stock awards at grant date as prescribed by SFAS No. 123, the net income (loss) and net income (loss) per basic and diluted share for the three- and nine-month periods ended June 27, 2003 and June 28, 2002 would have been reduced to the pro forma amounts shown below:

		Fiscal Three Months Ended		Fiscal Nine Months Ended
		June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
		(Amounts in thousands except per share amounts)
Net income as reported		$1,441	$2,619	$9,746	$7,628
Add:	Compensation expense included in net income	—	—	—	—
Less:	Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax benefit	(2,894)	(3,882)	(10,626)	(12,294)

Pro forma net loss		$(1,453)	$(1,263)	$(880)	$(4,666)

Net income per share—basic, as reported		$0.04	$0.08	$0.29	$0.23
Net income per share—diluted, as reported		$0.04	$0.07	$0.28	$0.22

Pro forma net loss per share:
	Basic	$(0.04)	$(0.04)	$(0.03)	$(0.14)
	Diluted	$(0.04)	$(0.04)	$(0.03)	$(0.14)

Note 12. Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) issued No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered separately for separate units of accounting. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Varian Semiconductor will adopt EITF No. 00-21 beginning in the fourth quarter of fiscal 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Varian Semiconductor will adopt SFAS No. 149 beginning in the fourth quarter of fiscal 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 became effective for financial instruments entered into or modified after May 31, 2003. Varian Semiconductor adopted SFAS No. 150 in the third quarter of fiscal 2003.

Varian Semiconductor does not expect the adoption of the above mentioned pronouncements to have a material impact on Varian Semiconductor’s consolidated financial statements.

Note 13. Operating Segments and Geographic Information

Varian Semiconductor operates in one business segment: the manufacturing, marketing and servicing of ion implantation systems. Since Varian Semiconductor operates in one segment, all financial segment information required by SFAS No. 131, “Segment Reporting,” can be found in the consolidated financial statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the third quarter of fiscal year 2003, revenue from three customers accounted for 19%, 16% and 12% of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. During the third quarter of fiscal year 2002, revenue from two customers accounted for 16% and 10% of Varian Semiconductor’s total revenue. During the first nine months of fiscal year 2003, revenue from three customers accounted for 19%, 13% and 11% of Varian Semiconductor’s total revenue. During the first nine months of fiscal year 2002, Lam Research Corporation (“Lam”) accounted for 13% of total revenue, and three other customers, each representing 10% or greater of total revenue, accounted for an additional 37% of total revenue. (See also Note 15. Settlement and License Agreement.)

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

(Amounts in thousands)	North America	Europe	Japan	Taiwan	Korea	Other	Consolidated
Revenue—Three months ended:
June 27, 2003	$32,999	$11,093	$6,766	$12,003	$12,172	$7,718	$82,751
June 28, 2002	26,277	16,515	9,781	18,057	20,490	3,537	94,657

Revenue—Nine months ended:
June 27, 2003	$121,269	$34,371	$18,908	$26,905	$53,953	$22,253	$277,659
June 28, 2002	109,129	37,157	20,041	24,866	41,981	6,481	239,655

Long – lived assets as of:
June 27, 2003	$41,920	$841	$1,138	$389	$4,136	$71	$48,495
September 27, 2002	38,993	1,290	1,671	385	4,319	60	46,718

Note 14. Commitments and Contingencies

Varian Semiconductor is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Varian Semiconductor.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 27, 2003.

We enter into indemnification agreements in our course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We believe the estimated fair value of these agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 27, 2003.

Varian Semiconductor also indemnifies certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Varian Semiconductor’s products and services or resulting from the acts or omissions of Varian Semiconductor, its employees, officers, authorized agents or subcontractors. Varian Semiconductor has general and umbrella insurance policies that limit our exposure under these indemnification obligations and guarantees. As a result of our insurance policy coverage, we believe the estimated fair value of

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 27, 2003.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.8 million in estimated environmental investigation and remediation costs for these sites and facilities as of June 27, 2003. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.8 million, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.8 million previously described.

As of June 27, 2003, Varian Semiconductor’s reserve for its portion of environmental liabilities, based upon future environmental related costs estimated by VMS as of that date and included in current and long-term accrued expenses, totaled $6.6 million, of which $1.3 million is classified as current.

The amounts set forth in the foregoing paragraph are only estimates of anticipated future environmental-related costs, and the amounts actually spent in the years indicated may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites where VMS is undertaking such investigation and remediation activities. VMS believes that most of these cost ranges will narrow as investigation and remediation activities progress. Varian Semiconductor believes that its reserves are adequate, but as the scope of the obligations becomes more clearly defined, these reserves may be modified and related charges against income may be made.

Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to Varian Semiconductor’s financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental related events, Varian Semiconductor’s management believes that the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of Varian Semiconductor.

Varian Semiconductor evaluates its liability for environmental related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies where Varian Semiconductor believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements with respect to these lawsuits in prior years. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of Varian Semiconductor’s past and future environmental related expenditures. Varian Semiconductor therefore has a receivable of $1.3 million in other assets at June 27, 2003, as its portion of the insurance recoveries. Although VMS intends to aggressively pursue additional insurance recoveries, Varian Semiconductor has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As part of the purchase of Varian Semiconductor’s facility located in Newburyport, Massachusetts, the Company has indemnified the lender for any violation of any local, state and federal laws pertaining to environmental regulations, contamination or clean-up. Varian Semiconductor believes the estimated fair value of this indemnification is minimal. Accordingly, we have not recorded any liabilities for this agreement as of June 27, 2003.

Legal Proceedings

In September 2000, Varian Semiconductor and Applied Materials settled patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, Varian Semiconductor recorded a gain of $16.0 million ($10.8 million after taxes) relating to this litigation settlement. Varian Semiconductor maintains a reserve to cover any residual indemnification obligations. Included in current liabilities and classified as an estimated loss contingency was $2.7 million as of June 27, 2003 and September 27, 2002.

Varian Semiconductor has agreed to indemnify VMS and VI for any costs, liabilities or expenses relating to Varian Semiconductor’s legal proceedings, including the Applied Materials matters. Under the Distribution Related Agreements, Varian Semiconductor has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS. Varian Semiconductor believes the estimated fair value of the indemnification agreements is minimal, except as already recorded on the financial statements.

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

Varian Semiconductor is currently the plaintiff in several legal disputes related to breach of contract and certain patents that the Company believes the defendants have infringed on our patents. While Varian Semiconductor believes favorable judgments will be rendered with respect to such claims; the timing and amount if any, of these judgments is uncertain.

Note 15. Settlement and License Agreement

On December 19, 2001, Varian Semiconductor and Lam resolved the patent infringement litigation between the two parties, which was originally filed in October 1993, by Varian Semiconductor granting Lam a license under certain patents. Additionally, all claims and counterclaims have been dismissed in accordance with the agreement. The lawsuit involved Varian Semiconductor’s assertion that Lam infringed three Varian patents that relate to the use of low pressure gas to assist in the heating and cooling of semiconductor wafers during various manufacturing processes, and Lam’s denial that the patents are valid or infringed. Under the agreement, Varian Semiconductor has granted a license to Lam for the patents in return for the payment of $20.0 million, with $5.0 million paid immediately in exchange for prior use of the patents. The remaining $15.0 million is to be paid in 12 quarterly installments through December 2004 and is in exchange for future use of the patents. As further payment for past royalties, Lam issued to Varian Semiconductor a warrant to purchase 2,000,000 shares of Lam common stock for $21.30 per share, exercisable at any time prior to December 31, 2005. The fair value of the warrant was $22.8 million upon receipt on December 19, 2001, based on an independent third-party valuation, and has been recognized as royalty and license revenue. In addition, the $5.0 million cash payment was recognized as royalty and license revenue during fiscal year 2002, and the remaining $15.0 million in cash payments to be received will be recognized as royalty and license revenue when due. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the warrant was treated as a derivative and was measured at fair value at each balance sheet date. During fiscal year 2002, a gain was recorded in other income in the amount of $5.1 million to reflect the change in fair value of the warrant. On April 1, 2002, Varian Semiconductor completed the sale of the Lam warrant to an unrelated third party for $28.0 million in cash.

Note 16. Restructuring Costs

Varian Semiconductor’s business is cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has historically experienced periodic downturns, and in response Varian Semiconductor has occasionally recorded restructuring charges in connection with cost reduction initiatives implemented in response to the industry downturns.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restructuring charges typically consist of severance, benefits and outplacement services offered to terminated employees and sometimes include charges for remaining lease payments on facilities that are closed. Prior to any restructuring announcements, the restructuring is approved by the appropriate level of management necessary to commit to the specific actions of the reduction in force.

During fiscal year 2002, Varian Semiconductor recognized $5.4 million in restructuring costs, of which $2.2 million was recognized in the first quarter and $3.2 million was recognized in the fourth quarter. The majority of the restructuring charges relate to termination costs for a total reduction in force of 296 employees in fiscal year 2002. There were also charges associated with closing an office and relocating another office. During the third quarter of fiscal 2003, Varian Semiconductor recognized approximately $1.1 million in restructuring costs, of which $0.4 million were paid during the quarter. The restructuring costs related to a reduction in headcount of approximately 50 employees and were severance-related. Varian Semiconductor also paid $0.3 million during the third quarter of fiscal year 2003 that related to prior restructuring charges. Approximately $0.4 million of the remaining restructuring reserve balance of $0.9 million as of June 27, 2003 is expected to be paid in the fourth quarter of fiscal year 2003.

Below is a table summarizing the restructuring reserve activity in fiscal year 2002 and the first nine months of fiscal 2003:

(Amounts in thousands)	Reduction in Work Force	Facility Closures	Other	Total
Balance as of September 28, 2001	$—	$—	$—	$—
Charges	4,594	602	209	5,405
Non-cash items	—	—	(114)	(114)
Cash payments	(2,427)	—	—	(2,427)

Balance as of September 27, 2002	2,167	602	95	2,864
Charges	1,296	—	—	1,296
Cash payments	(2,600)	(529)	(95)	(3,224)

Balance as of June 27, 2003	$863	$73	$—	$936

The restructuring reserve of $0.9 million is included in accrued expenses on the balance sheet.

Note 17. Sale of Receivables

Varian Semiconductor has an agreement with two banks to sell specific receivables, subject to recourse provisions. There were no receivables sold under these arrangements during the first nine months of fiscal year 2003. During the first nine months of fiscal year 2002 approximately $9.1 million of receivables were sold under these arrangements. As of June 27, 2003, no receivables sold to the bank were outstanding. As of September 27, 2002, approximately $4.5 million of receivables sold to the bank remained outstanding. Varian Semiconductor has not recorded any asset or liability in connection with these agreements. Varian Semiconductor does not believe it is materially at risk for any losses as a result of this agreement.

Note 18. Derivative Financial Instruments

Varian Semiconductor uses derivative instruments to protect its interests from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor hedges its current exposures and a portion of its anticipated foreign currency exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales are primarily denominated in United States dollars. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income (“OCI”). Any measured ineffectiveness is included immediately in marketing, general and administrative expenses in the consolidated statements of operations. There has been an immaterial amount of ineffectiveness recognized during the nine-month periods ended June 27, 2003 and June 28, 2002.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 19. Comprehensive Income

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Amounts in thousands)	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net income	$1,441	$2,619	$9,746	$7,628
Other comprehensive income:
Unrealized gain on short-term investments	23	—	23	—

Comprehensive income	$1,464	$2,619	$9,769	$7,628

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms “believes,” “anticipates,” “expects,” “plans” or similar expressions are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. There are a number of important factors that could cause Varian Semiconductor’s actual results to differ materially from those indicated by forward-looking statements made in this report and presented by management from time to time. Some of the important risks and uncertainties that may cause Varian Semiconductor’s financial results to differ are under the heading “Risk Factors” in this report and in the annual report on Form 10-K for the fiscal year ended September 27, 2002, filed with the Securities and Exchange Commission on December 13, 2002.

The following information should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in “Item 1. Consolidated Financial Statements” of this quarterly report and the audited combined financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Varian Semiconductor’s annual report on Form 10-K for the fiscal year ended September 27, 2002 filed with the Securities and Exchange Commission on December 13, 2002.

Critical Accounting Policies and Significant Judgments and Accounting Estimates

Varian Semiconductor’s discussion and analysis of its financial condition and results of operations are based upon Varian Semiconductor’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. The preparation of these consolidated financial statements requires Varian Semiconductor to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a continual basis, Varian Semiconductor evaluates its estimates, including those related to inventories, accounts receivable, intangible assets, income taxes, warranty obligations, post-retirement benefits, contingencies, and functional currencies. Varian Semiconductor operates in a highly cyclical and competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, customer and supplier lead times, and macroeconomic and geographic economic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. Varian Semiconductor bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also the factors discussed below under the section titled “Risk Factors.”

Varian Semiconductor believes that the following sets forth the critical accounting policies used by Varian Semiconductor in the preparation of its consolidated financial statements.

Revenue Recognition

Product revenue includes established products, new products and spare parts.

Varian Semiconductor recognizes revenue from product sales upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectibility is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

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

Products are classified as established products if post-delivery acceptance provisions and the installation process have been determined to be routine, commercially inconsequential and perfunctory (due to the fact that the acceptance provisions are generally a replication of pre-shipment procedures) and there is an established history of installations. The majority of products are designed and manufactured to meet contractual customer specifications. To ensure customer specifications are satisfied, the systems are tested at Varian Semiconductor’s manufacturing facility prior to shipment. To the extent that customers’ conditions cannot be replicated in Varian Semiconductor’s facilities or if there is not a demonstrated history of meeting newer customer specifications, then the product is treated as new for revenue recognition purposes.

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

Inventory and Purchase Order Commitments

Varian Semiconductor values its inventory at the lower of cost or market. The determination of lower of cost or market requires that Varian Semiconductor make significant assumptions about future demand for products and the transition to new product offerings from legacy products. Varian Semiconductor also reserves against those open purchase order commitments in which Varian Semiconductor’s estimated obligation to receive inventory under these commitments exceeds expected production demand. These assumptions include, but are not limited to, future manufacturing schedules, customer demand, supplier lead time and technological and market obsolescence. If market conditions are less favorable than those projected by management, additional inventory provisions may be required. If market conditions are more favorable than those projected by management, and specific products previously reserved against are subsequently sold, gross profit would improve by the amount of the specific reserve in the quarter the product is sold.

Allowance for Doubtful Accounts

Varian Semiconductor maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products and services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due and the estimated loss is calculated as a percentage of the total category based upon past history. If the financial conditions of Varian Semiconductor’s customers were to deteriorate resulting in their inability to make payments, additional allowances may be required. If accounts previously identified as a risk and reserved for subsequently stabilize and are deemed to no longer be at risk for collection or categories past due decrease, the allowance for doubtful accounts may be reduced. As a result, a reduction to bad debt expense would be recognized in the period the determination was made.

Valuation Allowance on Deferred Tax Assets

As required by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” Varian Semiconductor evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. Varian Semiconductor has considered whether future taxable losses (if any) can be carried back to recover taxes previously paid, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance and has concluded that no valuation allowance is required at this time. An adjustment to deferred tax assets would be charged to income in the period such determination was made, if Varian Semiconductor determined that it would not be able to realize all or part of its deferred tax assets in the future.

Product Warranties

Varian Semiconductor provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. While Varian Semiconductor engages in extensive product quality programs and processes including actively monitoring and evaluating the quality of its component supplies, Varian Semiconductor’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to Varian Semiconductor. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from Varian Semiconductor’s estimates, revisions to the estimated warranty liability would be required.

Environmental Liabilities

Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or Varian Semiconductor’s commitment to a formal plan of action. In situations where the various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate then future costs, the lower limit of an estimated range is accrued on a non-discounted basis. All other liabilities, which are usually where Varian Semiconductor has generally sufficient knowledge to be able to better estimate the scope of costs and future activities, are accrued on a discounted basis. Should new information become available and/or different assumptions be applied in the estimation of environmental liabilities, revisions to the accrued environmental liability would be required.

Derivative Financial Instruments and Forward Exchange Contracts

As a multinational company, Varian Semiconductor faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as Varian Semiconductor’s business practices evolve and could have a material adverse impact on Varian Semiconductor’s financial results. Historically, Varian Semiconductor’s primary exposures have resulted from non-United States dollar-denominated sales and purchases in Europe and Asia. Varian Semiconductor does not enter into forward exchange contracts for trading purposes. Varian Semiconductor’s forward exchange contracts generally range from one to six months in original maturity. No forward exchange contract has an original maturity greater than one year.

Results of Operations

Industry

Varian Semiconductor’s business is highly cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. In the last two years, semiconductor equipment manufacturers have experienced a significant contraction in the demand for products due to the slowdown in economies worldwide, specifically the slowdown in technology sectors that utilize integrated circuits.

Revenue

The following table sets forth revenue by category for the three- and nine-month periods ended June 27, 2003 and June 28, 2002.

	Fiscal Three Months Ended				Fiscal Nine Months Ended
(Amounts in thousands)	June 27, 2003	June 28, 2002	Dollar Change	Percent Change	June 27, 2003	June 28, 2002	Dollar Change	Percent Change
Product	$62,968	$74,834	$(11,866)	-16%	$219,052	$156,840	$62,212	40%
Service	17,488	17,635	(147)	-1%	51,891	48,843	3,048	6%
Royalty and license	2,295	2,188	107	5%	6,716	33,972	(27,256)	-80%

Revenue	$82,751	$94,657	$(11,906)	-13%	$277,659	$239,655	$38,004	16%

Product

During the third quarter of fiscal year 2003, product revenue decreased compared to the same period a year ago due to fluctuations in the timing of capital expenditure spending by device manufacturers. During the first nine months of fiscal year 2003, the increase in product revenue was the result of an increase in demand for ion implanters, particularly the VIISta 810HP, Varian Semiconductor’s medium current tool that was first shipped during the third quarter of fiscal year 2002.

Service

Service revenue during the third quarter of fiscal year 2003 was $17.5 million, approximately the same level as the same period a year ago. There was a higher concentration of installation revenue and a lower mix of paid service revenue in the third quarter of fiscal year 2003 compared to the same period a year ago. Service revenue for the nine months ended June 27, 2003 increased compared to the prior year due to increased tool acceptances in the first nine months of fiscal year 2003, which was partially offset by a decrease in paid service. Paid service revenue was unusually high in the third quarter of fiscal year 2002 due to tool relocation services provided to customers.

Royalty

Pursuant to the terms of a Settlement and License Agreement between Varian Semiconductor and Lam Research Corporation (“Lam”), Varian Semiconductor received, during the first quarter of fiscal year 2002 a warrant to purchase 2,000,000 shares of Lam common stock at $21.30 per share and a $5.0 million cash payment in exchange for prior use of certain Varian Semiconductor patents. Total royalty and license revenue recognized from Lam during the first quarter of fiscal year 2002 includes the warrant, which was valued at $22.8 million, and the $5.0 million cash payment received. Lam continues to make quarterly cash payments of $1.25 million, which are included in the royalty revenue in the first, second and third quarters of fiscal year 2003. Lam is required to make quarterly cash payments of $1.25 million through December 2004 for future use of the patents. Quarterly cash payments are recognized as royalty and license revenue in the period they become due.

Revenue for the fourth quarter of fiscal year 2003 is currently estimated to be approximately the same as the $82.8 million recognized in the third quarter of fiscal year 2003. Demand beyond the fourth quarter remains difficult to forecast, as visibility is limited by the cyclical nature of the industry. Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given period (see also “Risk Factors” and “Critical Accounting Policies - Revenue Recognition”).

Cost of Product and Service Revenue. Cost of product revenue was $35.8 million and gross margin was 43% for the third quarter of fiscal year 2003, as compared to the cost of product revenue of $48.9 million and gross margin of 35% for the third quarter of fiscal year 2002. Gross margin in the third quarter of fiscal year 2003 was favorably affected due to the sale of certain inventory for which the net carrying value had been reduced in previous periods by $1.6 million. In addition, that portion of revenue recognized upon acceptance, which generally has a higher margin than revenue recognized upon the shipment of product, represented a larger portion of revenue than during the same period a year ago. This favorable impact on margins was partially offset by continued pricing pressure. Cost of product revenue was $133.5 million and gross margin was 39% for the first nine months of fiscal year 2003, as compared to the cost of product revenue of $110.5 million and gross margin of 30% for the first nine months of fiscal year 2002. The increase in gross margin for the nine month period ended June 27, 2003 was primarily the result of the sale of specific inventories previously reserved, favorable factory operations and improved supply chain management, which required Varian Semiconductor to reduce the associated supply chain and inventory-related reserves by approximately $5.7 million. During the first nine months of fiscal year 2002, Varian Semiconductor recorded approximately $13.0 million of supply chain and inventory-related charges as a result of substantially reduced business levels. Varian Semiconductor has historically, and may in the future, sustain inventory-related charges resulting from changes in customers’ purchase commitments and Varian Semiconductor’s manufacturing lead times. Cost of service revenue was $10.4 million and gross margin was 40% for the third quarter of fiscal year 2003, as compared to a cost of service revenue of $8.9 million and gross margin of 50% for the third quarter of fiscal year 2002. Cost of service revenue was $30.5 million and gross margin was 41% for the nine-month period ended June 27, 2003, as compared with $27.7 million and gross margin of 43% for the nine-month period ended June 28, 2002. The decrease in gross margin for cost of service revenue for the three- and nine-month periods ended June 27, 2003 was primarily a result of the product mix of installations completed. Overall gross margin is expected to decrease somewhat in the fourth quarter of fiscal year 2003 as compared to the third quarter of fiscal year 2003. The anticipated decrease in margin is due to a lower relative mix of acceptance revenue and the third quarter’s mix of product sales.

Research and Development. Research and development expenses were $15.6 million for the third quarter of fiscal year 2003, as compared to $12.5 million for the third quarter of fiscal year 2002. For the nine-month period ended June 27, 2003, research and development expenses were $43.6 million, as compared to $38.0 million for the same period a year ago. The increase was a result of increased labor and material spending associated with the development of new products. Varian Semiconductor continues to be committed to investment in product development, particularly the ongoing shift to 300mm implanters, factory automation, and the transition to advanced technology nodes. Research and development expenses are expected to increase in the fourth quarter of fiscal 2003 as Varian Semiconductor intends to continue to increase its investment in research and development.

Marketing, General and Administrative. Marketing, general and administrative expenses were $18.3 million for the third quarter of fiscal year 2003, as compared to $22.1 million in the same period in 2002. For the first nine months of fiscal 2003, marketing, general and administrative expenses were $57.0 million as compared to $59.5 million in the first nine months of fiscal 2002. The decline in expenses was the result of a decrease in headcount and reductions in the cost of variable compensation programs.

Restructuring Costs. During the third quarter of fiscal 2003, Varian Semiconductor recognized approximately $1.1 million in restructuring costs, of which $0.4 million was paid during the quarter. The restructuring costs related to a reduction in headcount of approximately 50 employees and were severance-related. Varian Semiconductor recognized $2.2 million in restructuring costs during the first quarter of fiscal year 2002. The restructuring costs were primarily severance-related with $2.0 million and $0.2 million paid during the first and second quarter of fiscal year 2002, respectively. Approximately $0.4 million of the remaining restructuring reserve balance of $0.9 million as of June 27, 2003 is expected to be paid in the fourth quarter of fiscal year 2003.

Interest Income. During the third quarter of fiscal year 2003, Varian Semiconductor earned $0.9 million in interest income as compared with $1.5 million for the third quarter of fiscal year 2002. During the nine-month period ended June 27, 2003, Varian Semiconductor earned $3.1 million in interest income as compared with $4.4 million for the same period a year ago. Despite increased cash and investment balances, interest income decreased compared to the prior year due to lower short-term interest rates.

Other (Loss) Income. During the three- and nine-month period ended June 27, 2003, Varian Semiconductor recorded losses of $0.3 million and $0.4 million, respectively. During the nine-month period ended June 28, 2002, Varian Semiconductor recorded a gain of $5.1 million, in other income to reflect the fair value accounting of the Lam warrant. Varian Semiconductor received a warrant to purchase shares of Lam common stock on December 19, 2001. (See also Note 15. Settlement and License Agreement.) The warrant was treated as a derivative and was measured at fair value. Gains of $0.4 million and $4.7 million were recorded in other income during the first and second quarters of fiscal year 2002, respectively, to reflect fair value accounting for the warrant.

Provision for Income Taxes. Varian Semiconductor’s effective income tax rate was approximately 33% for the three- and nine-month periods ended June 27, 2003 and June 28, 2002. Future effective tax rates may vary from the historic rates depending on the worldwide allocation of earnings and the continuing availability of the extraterritorial income exclusion and the research and development tax credit.

Net Income. As a result of the foregoing factors, in the third quarter of fiscal year 2003 Varian Semiconductor recorded net income of $1.4 million as compared to net income of $2.6 million for the third quarter of fiscal year 2002. The net income per diluted share was $0.04 for the third quarter of fiscal year 2003 as compared to net income per diluted share of $0.07 for the third quarter of fiscal year 2002. For the nine-month period ended June 27, 2003, Varian Semiconductor recorded net income of $9.7 million and $0.28 per diluted share, as compared with net income of $7.6 million and $0.22 per diluted share in the same period of fiscal year 2002. Net income and net income per share are currently estimated to decrease from the third quarter of fiscal year 2003.

Liquidity and Capital Resources

Varian Semiconductor generated $22.1 million of cash from operations during the first nine months of fiscal year 2003 as compared to $19.8 million during the first nine months of fiscal year 2002. Cash provided by operations in the first nine months of fiscal year 2003 was derived primarily from the decreases in inventory of $24.2 million, accounts receivable of $12.5 million and net income of $9.7 million. These decreases were partially offset by a decrease in deferred revenue of $27.4 million. In the first nine months of fiscal year 2002, cash provided by operations was primarily a result of a decrease in accounts receivable of $31.5 million and a decrease in inventory of $25.1 million. The increase to cash during the first nine months of fiscal year 2002 was partially offset by non-cash considerations of $22.8 million in royalty and license income, and a decrease in deferred revenue of $33.0 million.

Varian Semiconductor used $40.2 million for the net purchase of short-term investments during the first nine months of fiscal year 2003. In February 2003, Varian Semiconductor purchased its facility located in Newburyport, Massachusetts from its lessor for approximately $9.3 million, using approximately $3.4 million of cash. As part of this purchase, Varian Semiconductor assumed the seller’s outstanding loan on the property of approximately $5.1 million. Overall, Varian Semiconductor used $9.6 million and $10.9 million of cash for the purchase of property, plant and equipment, during the nine-month periods ended June 27, 2003 and June 28, 2002, respectively. Cash provided by investing activities for the nine-month period ended June 28, 2002 included $28.0 million that was generated from the sale of the Lam warrant on April 1, 2002.

During the nine-month period ended June 27, 2003, Varian Semiconductor generated $5.5 million of cash from financing activities, primarily due to the issuance of stock upon the exercise of stock options and the Employee Stock Purchase Plan, offset by repayments on short- and long-term borrowings. During the first nine months of fiscal year 2002, $5.0 million of cash was generated by financing activities, primarily due to $14.8 million from the issuance of stock upon the exercise of stock options. This was partially offset by repayments of short-term borrowings of $9.8 million.

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of June 27, 2003 have not been included in the consolidated balance sheets and statements of operations included under Item 1. Consolidated Financial Statements; however, they have been disclosed in the following table in order to provide a more accurate picture of Varian Semiconductor’s financial position and liquidity. Varian Semiconductor does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, Varian Semiconductor is not exposed to any financing, liquidity, market or credit risk that could arise if Varian Semiconductor had engaged in such relationships.

		Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$3,464	$2,241	$1,145	$78	$—
Purchase order commitments	17,400	17,250	150
Letter of credit	1,900	1,900	—	—	—

Total commitments	$22,764	$21,391	$1,295	$78	$—

As of June 27, 2003 and September 27, 2002, Varian Semiconductor’s subsidiary in Japan had two credit facilities available with two different financial institutions. Maximum available borrowings on each of the two loans were as follows: (Y)590,000,000 ($4.9 million at June 27, 2003) and (Y)1,000,000,000 ($8.4 million at June 27, 2003). The loans are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. Interest rates for the (Y)590,000,000 credit facility are the Tokyo interbank offered rate + 1.75% (approximately 1.81% at June 27, 2003 and 1.84% at September 27, 2002). The interest rate for the other credit facility is based on the short-term prime rate + 0.25% (approximately 1.63% at June 27, 2003 and 1.38% at September 27, 2002). The loans mature every 30 to 90 days and are normally rolled over into new 30 to 90 day loans upon maturity. As of September 27, 2002, Varian Semiconductor had a third credit facility that was terminated during the first quarter of fiscal year 2003. Total outstanding borrowings at June 27, 2003 were (Y) 590,000,000, or $4.9 million, and at September 27, 2002 were (Y)690,000,000, or $5.6 million.

Varian Semiconductor also has borrowing capacity in Europe, Korea and Taiwan. In April 2003, Varian Semiconductor’s subsidiary in Europe renewed a credit facility that includes overdraft protection of Euro 1.0 million ($1.1 million at June 27, 2003). Interest accrues at the Euro base rate + 1.5% (approximately 4.25% at June 27, 2003). Varian Semiconductor’s subsidiaries in Korea and Taiwan had credit facilities in place of $3.0 million and $1.0 million, respectively. Any outstanding borrowings on the Korean facility accrue interest at the local base rate + 1.6% (approximately 5.9% at June 27, 2003) and are payable on demand. Any outstanding borrowings on the Taiwan facility accrue interest at the local base rate + 1.25% (approximately 2.5% at June 27, 2003) and are payable on demand. All three credit facilities are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of June 27, 2003 or September 27, 2002 on any of these three loans.

In February 2003, Varian Semiconductor purchased its previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. Prepayment would require Varian Semiconductor to pay a prepayment penalty equal to the greater of two percent of the outstanding principal balance or the excess of the present value of all future loan payments over the outstanding principal balance of the loan. The loan is secured by the property. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and Varian Semiconductor’s financial condition at June 27, 2003. The $5.0 million carrying amount of the loan had an estimated fair value of $5.9 million at June 27, 2003. The loan payments are as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Amounts in thousands)
Principal and interest	$7,500	$800	$2,400	$1,600	$2,700

Varian Semiconductor has an agreement with two banks to sell specific receivables, subject to recourse provisions. There were no receivables sold under these arrangements during the first nine months of fiscal year 2003. During the first nine months of fiscal year 2002 approximately $9.1 million of receivables were sold under these arrangements. As of June 27, 2003, no receivables sold to the bank were outstanding. As of September 27, 2002, approximately $4.5 million of receivables sold to the bank remained outstanding. Varian Semiconductor has not recorded any asset or liability in connection with these agreements. Varian Semiconductor does not believe it is materially at risk for any losses as a result of this agreement.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash and short-term investments of $326.2 million at June 27, 2003 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments and cash requirements for the foreseeable future.

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc. (“VAI”). (See also Note 14 in the Notes to the Consolidated Financial Statements.) On April 2, 1999, VAI contributed its Semiconductor Equipment Business (“SEB”) to Varian Semiconductor, then distributed to the holders of record of VAI common stock one share of common stock of Varian Semiconductor for each share of VAI common stock owned on March 24, 1999. At the same time, VAI contributed its Instruments Business (“IB”) to Varian, Inc. (“VI”) and distributed to the holders of record of VAI common stock one share of common stock of IB for each share of VAI common stock owned on March 24, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. (“VMS”) effective as of April 2, 1999. These transactions were accomplished under the terms of a Distribution Agreement by and among Varian Semiconductor, VAI, hereafter referred to as VMS for periods following the spin-off and VI (the “Distribution Agreement”). For purposes of providing an orderly transition and to define certain ongoing relationships between and among Varian Semiconductor, VMS and VI after the spin-off, Varian Semiconductor, VMS and VI also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement (collectively, the “Distribution Related Agreements”).

The Distribution Related Agreements provide that from and after the spin-off, VMS, VI, and Varian Semiconductor will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VMS, and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VMS, VI, and Varian Semiconductor. The Distribution Related Agreements also provides that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll, and pension liabilities) in accordance with their terms. During the first nine months of fiscal years 2003 and 2002, Varian Semiconductor was charged by VMS $1.1 million and $3.2 million, respectively, in settlement of these obligations.

VAI provided Mr. Aurelio with $0.5 million in financing to purchase a residence when VAI recruited and relocated him in 1991. Mr. Aurelio executed a promissory note in favor of VAI in the principal amount of $0.5 million, which is secured by a deed of trust on the property. The note bore interest at a rate of 8.5%, limited by the lesser of the appreciation of the property or the deductibility of such interest for individual income tax purposes and matured no later than 2021. At the request of Varian Semiconductor, Mr. Aurelio repaid the note in full during 2003. In return for early repayment of the note, Varian Semiconductor agreed to forgo approximately $0.3 million of interest that would have been due when the note was repaid.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) issued No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered separately for separate units of accounting. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Varian Semiconductor will adopt EITF No. 00-21 beginning in the fourth quarter of fiscal 2003.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Varian Semiconductor will adopt SFAS No. 149 beginning in the fourth quarter of fiscal 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 became effective for financial instruments entered into or modified after May 31, 2003. Varian Semiconductor adopted SFAS No. 150 in the third quarter of fiscal 2003.

Varian Semiconductor does not expect the adoption of the above mentioned pronouncements to have a material impact on Varian Semiconductor’s consolidated financial statements.

Risk Factors

The semiconductor industry is cyclical, and a slowdown in demand for Varian Semiconductor’s semiconductor manufacturing equipment has negatively affected financial results.

The semiconductor industry has been cyclical in nature and has historically experienced periodic downturns. The industry is currently experiencing extreme volatility in product pricing and a slowdown in product demand. Volatility and slowdowns have resulted in significant reductions and delays in the purchase of semiconductor manufacturing equipment and the construction of new fabrication facilities which has significantly harmed Varian Semiconductor’s financial results. Even though Varian Semiconductor’s revenues have declined, in order to remain competitive Varian Semiconductor continues to invest in research and development and to maintain its worldwide customer service and support capability. These developments have adversely affected Varian Semiconductor’s financial results and could continue to adversely affect financial results. If the downturn in the semiconductor industry continues, the decrease in demand for Varian Semiconductor’s products will continue to adversely affect its financial results.

Varian Semiconductor faces intense competition in the semiconductor equipment industry.

Significant competitive factors in semiconductor equipment manufacturing include the strength of customer relationships, pricing, technological performance and timing, distribution capabilities and financial viability. Varian Semiconductor believes that in order to remain competitive in this industry, it will need to devote significant financial resources to product and process research and development, to offering and marketing a broad range of products, and to maintaining and enhancing customer service and support centers worldwide. The semiconductor equipment industry is becoming increasingly dominated by large manufacturers who have resources to support customers worldwide, and some of Varian Semiconductor’s competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, service and support than does Varian Semiconductor. With fewer resources, Varian Semiconductor may not be able to match the product offerings or customer service and technical support offered by its competitors. In addition, there are several smaller companies which provide innovative technology that may have performance advantages over Varian Semiconductor’s systems. If these manufacturers continue to improve their product performance and pricing, enter into strategic relationships or consolidate with large equipment manufacturers, sales of Varian Semiconductor’s products may suffer.

Varian Semiconductor derives a substantial portion of its revenues from a small number of customers, and its business may be harmed by the loss of any one significant customer.

Varian Semiconductor has historically sold at least half of its systems in any particular quarter to its ten largest customers, some of whom include AMD, IBM, Infineon, Intel, Micron, Samsung, Texas Instruments, TSMC and UMC. Some of these customers have individually accounted for more than ten percent of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. Furthermore, Varian Semiconductor may have difficulty attracting additional large customers because its sales depend, in large part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. Once a semiconductor manufacturer has selected a particular supplier’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Consequently, Varian Semiconductor may experience difficulty in selling to a prospective customer if that customer initially selects a competitor’s capital equipment.

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

During a quarter Varian Semiconductor customarily sells a relatively small number of ion implantation systems. Consequently, Varian Semiconductor’s revenue and financial results could be negatively impacted for a particular quarter if anticipated orders from even a few customers are not received in time to permit shipment and customer acceptance of the installation during that quarter. Varian Semiconductor recognizes all or a portion of the revenue from a product shipment at the time the product is installed and meets predetermined customer specifications. As a result, it is often difficult to determine both the timing of a product shipment and the completion of the installation of the product at the customer’s location. In addition, Varian Semiconductor’s product order backlog at the beginning of each quarter may not include all systems needed to achieve expected revenues for that quarter. Because Varian Semiconductor may build systems according to forecast, the absence of a significant backlog for an extended period of time could adversely affect financial results.

Varian Semiconductor’s future business depends, in part, on its ability to successfully introduce and manage the transition to new products, and Varian Semiconductor may not succeed in accomplishing these goals.

Varian Semiconductor believes that its future success will depend on its ability to develop, manufacture and successfully introduce new systems and product lines with improved capabilities and to continue enhancing existing products, in particular, products that respond to the trend toward single wafer processing and 300mm wafer processing. Varian Semiconductor derives virtually all of its revenue from sales and servicing of ion implantation systems and related products and services. Varian Semiconductor must accurately forecast the demand for new products while managing the transition from older products, or it may otherwise mismanage inventory levels. In addition, Varian Semiconductor may be unable to complete the development or meet the technical specifications of new systems or enhancements or to manufacture and ship these systems or enhancements in volume and on time, which may harm its reputation and business. In the past, Varian Semiconductor has experienced some delays in manufacturing and shipping systems and enhancements as well as problems with the reliability and quality of such systems and enhancements. If any of Varian’s Semiconductor’s new products have reliability or quality problems, it may incur additional warranty and service expenses, experience a decline in product orders or incur higher manufacturing costs to correct such problems, all of which could adversely affect financial results.

Varian Semiconductor is subject to the risks of operating internationally and it derives a substantial portion of its revenues from outside the United States.

International revenue has accounted for 61%, 71%, and 73% of Varian Semiconductor’s revenue in fiscal years 2002, 2001, and 2000, respectively; and specifically, revenue in Asia has accounted for a substantial portion of this revenue. Sales to Asia accounted for 44%, 50%, and 53% of revenue in fiscal years 2002, 2001, and 2000, respectively. Because Varian Semiconductor relies on sales to customers in Asia for a substantial portion of its revenue, its business is very likely to be adversely impacted by economic downturns and instability in that region. Varian Semiconductor’s business in Asia is affected by demand in each country. In addition, international sales are subject to risks, including, but not limited to:

•	fluctuations in foreign exchange rates;
•	changes in legal and regulatory requirements;
•	political and economic instability and acts of terrorism;
•	difficulties in accounts receivable collection;
•	any public health crisis such as SARS;
•	difficulties in staffing and managing international operations;
•	foreign trade disputes; and
•	Japanese competitors.

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

Varian Semiconductor also has agreements with third parties for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses. Varian Semiconductor’s loss of licensing agreements with Applied Materials, Tokyo Electron Limited and Lam could have a material adverse effect on its business.

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

Varian Semiconductor could incur substantial costs and diversion of management resources in defending patent suits brought against it or in asserting its patent rights against others. If the outcome of any such litigation is unfavorable to Varian Semiconductor, its business may be harmed. Varian Semiconductor may not be aware of pending or issued patents held by third parties that relate to its products or technologies. In the event that a claim is asserted against Varian Semiconductor, it may need to acquire a license to or contest the validity of a competitor’s patent. Varian Semiconductor cannot be certain that it could acquire such a license on commercially acceptable terms, if at all, or that it would prevail in such a proceeding. From time to time Varian Semiconductor has received notices from and has issued notices to such third parties alleging infringement of patent and other intellectual property rights relating to its products. If Varian Semiconductor is subject to future claims of patent infringement, it may be required to make substantial settlement or damages payments and may have to devote substantial resources to reengineering its products.

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

Varian Semiconductor’s ability to manage potential growth or decline, integration of potential acquisitions, and potential disposition of product lines and technologies creates risks.

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

An important element of Varian Semiconductor’s management strategy is to review acquisition prospects that would complement existing products, augment market coverage and distribution ability, or enhance technological capabilities. In the future, Varian Semiconductor may make acquisitions of complementary companies, products or technologies, or may reduce or dispose of certain product lines or technologies that no longer fit Varian Semiconductor’s long-term strategies. Managing an acquired business, disposing of product technologies or reducing personnel entail numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management’s attention to other business concerns, amortization of acquired intangible assets, the incurrence of debt and contingent liabilities and potential loss of key employees or customers of acquired or disposed operations, among others. Varian Semiconductor’s success will depend, to a significant extent, on the ability of its executive officers and other members of its senior management to identify and respond to these challenges effectively. In addition, any acquisitions could result in dilutive issuances of equity securities. There can be no assurance that Varian Semiconductor will be able to achieve and manage successfully any such growth, decline, integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that management, personnel or systems will be adequate to support continued operations. Any such inabilities or inadequacies would have a material adverse effect on Varian Semiconductor’s business, operating results, financial condition, cash flows and/or the price of Varian Semiconductor common stock.

Varian Semiconductor manufactures its products at one primary manufacturing facility and is thus subject to risk of disruption.

Varian Semiconductor has one primary manufacturing facility, located in Gloucester, Massachusetts, and its operations are subject to disruption for a variety of reasons, including, but not limited to natural disasters, work stoppages, operational facility constraints and terrorism. Such disruption could cause delays in shipments of products to Varian Semiconductor’s customers and could result in cancellation of orders or loss of customers and could seriously harm Varian Semiconductor’s business.

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

Provisions of Varian Semiconductor’s certificate of incorporation and by-laws and of Delaware law could delay, defer or prevent an acquisition or change in control of Varian Semiconductor or otherwise adversely affect the price of its common stock. For example, Varian Semiconductor’s Board of Directors is classified into three classes, and stockholders do not have the right to call special meetings of stockholders. Varian Semiconductor’s certificate of incorporation also permits its Board of Directors to issue shares of preferred stock without stockholder approval. In addition to delaying or preventing an acquisition, the issuance of a substantial number of preferred shares could adversely affect the price of the common stock. Varian Semiconductor has also adopted a stockholders rights plan which may significantly dilute the equity interests of a person seeking to acquire control of Varian Semiconductor without the approval of the Board of Directors.

Varian Semiconductor does not anticipate paying dividends on its common stock in the future.

Varian Semiconductor has not paid and does not anticipate paying dividends on its common stock. Varian Semiconductor’s Board of Directors has discretion to make decisions to pay dividends to common stockholders in the future. The decision will depend on a number of factors, including results of operations, financial conditions and contractual restrictions, that the Board, in its opinion, deems relevant.

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

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S dollar denominated currencies. The aggregate exchange loss was immaterial for the third quarter and first nine months of fiscal year 2003.

Forward exchange contracts outstanding as of June 27, 2003 are summarized as follows:

	Notional Value	Contract Rate	Fair Value
	(Amounts in thousands, except contract rate)
Foreign currency purchase contracts:
Euro	$165	0.87	$164
British Pound	88	0.61	90
Japanese Yen	493	119.47	493
New Taiwan Dollar	110	34.59	110
Korean Won	492	1,192.00	493

Total foreign currency purchase contracts	$1,348		$1,350

Foreign currency sell contracts:
Euro	$1,370	0.85	$1,331
Japanese Yen	70	117.81	69
Korean Won	4,753	1,212.84	4,853
Israeli Shekel	495	4.42	506

Total foreign currency sell contracts	$6,688		$6,759

Total contracts	$8,036		$8,109

Varian Semiconductor also hedges currency exposures that are associated with certain of its product sales denominated in Japanese Yen. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these forward foreign exchange contracts are designated as hedges of anticipated product sales, and accordingly the gains and losses resulting from the impact of currency rate movements on these contracts are not recognized in income until the underlying hedged transactions are recognized. Upon recognition, such gains and losses are recorded in revenue as an adjustment to the carrying amount of the underlying transactions in the period in which these transactions are recognized. Should the hedged anticipated product sales not occur within two months of the expiration of the forward foreign exchange contract, any unrealized gain or loss would be recorded in other (loss) income. There were no forward foreign exchange contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at June 27, 2003.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities.

Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and short-term investments. Varian Semiconductor maintains cash investments primarily in U.S. Treasury, government agency securities, and investment-quality municipal securities, as well as short-term time deposits with investment-grade financial institutions. Cash equivalents at June 27, 2003 and September 27, 2002 were $282.7 million and $305.2 million, respectively. At June 27, 2003, Varian Semiconductor’s short-term investments were $40.2 million and consisted of certificates of deposit that are available for sale with maturities less than two years. There were no short-term investments at September 27, 2002.

In February 2003, Varian Semiconductor purchased its a facility located in Newburyport, Massachusetts. As part of the purchase price Varian Semiconductor assumed the seller’s outstanding loan of $5.1 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. The loan is secured by the property. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and Varian Semiconductor’s financial condition at June 27, 2003. The $5.0 million carrying amount of the loan had an estimated fair value of $5.9 million at June 27, 2003.

Commodity Price Risk

Varian Semiconductor is not exposed to material commodity price risk.

Concentration of Risk

During the third quarter of fiscal year 2003, revenue from three customers accounted for 19%, 16% and 12% of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. During the third quarter of fiscal year 2002, revenue from two customers accounted for 16% and 10% of Varian Semiconductor’s total revenue. During the first nine months of fiscal year 2003, revenue from three customers accounted for 19%, 13% and 11% of Varian Semiconductor’s total revenue. During the first nine months of fiscal year 2002, Lam Research Corporation (“Lam”) accounted for 13% of total revenue and three other customers, each representing 10% or greater of total revenue, accounted for an additional 37% of total revenue. (See also Note 15. Settlement and License Agreement.)

As of June 27, 2003, two customers, each representing 10% or greater of the total accounts receivable balance, accounted for 37% of the total accounts receivable balance. As of June 28, 2002, three customers, each representing 10% or greater of the total accounts receivable balance, accounted for 33% of the total accounts receivable balance.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934), the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 27, 2003, the Company’s disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls. There was not any change in the Company’s internal controls over financial reporting that occurred during the quarter ended June 27, 2003 that has materially affected, or is reasonably likely to materially affect, Varian Semiconductor’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required by this Item is provided in Note 14. Commitments and Contingencies to the Unaudited Interim Consolidated Financial Statements.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certifications Pursuant to U.S.C. §1350.

(b)	Reports on Form 8-K

A Current Report on Form 8-K was furnished on April 23, 2003. The report contained information announcing Varian Semiconductor Equipment Associates, Inc.’s press release issued on April 23, 2003.

A Current Report on Form 8-K was furnished on July 24, 2003. The report contained information announcing Varian Semiconductor Equipment Associates, Inc.’s press release issued on July 24, 2003.

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

Date: July 31, 2003