Form 10-K
period 2003-10-03
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2003-12-12
CIK 1079023

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
☒	OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2003

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

Title of each class
Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒        NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒        No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates as of March 28, 2003 was $709,601,000.

The number of shares of the registrants’ common stock outstanding as of December 9, 2003 was 35,778,809 shares of $0.01 par value common stock.

An index of exhibits filed with this Form 10-K is located on page 34.

DOCUMENTS INCORPORATED BY REFERENCE:

Document Description	Part of Form 10-K into which incorporated
Portions of the Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held on February 10, 2004	Part III

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 3, 2003

PART I

Item 1.	Business.

Overview

Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”) designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. As a leading supplier of ion implantation systems, Varian Semiconductor has shipped over 3,200 systems worldwide.

On April 2, 1999, Varian Semiconductor was spun-off from Varian Associates, Inc. (“VAI”). Varian Semiconductor’s business was operated as the Semiconductor Equipment Business (“SEB”) of VAI. Where this Annual Report on Form 10-K refers to periods prior to April 2, 1999, and to fiscal years prior to fiscal year 1999, such references are to the SEB prior to the spin-off.

Varian Semiconductor’s VIISta™ product line leverages single wafer processing technology pioneered on its successful E220 and E500 lines of medium current implanters, to the entire spectrum of energies and implant applications. Single wafer technology is differentiated from batch-type implanters by its processing capabilities for processing 200mm or 300mm wafers.

Varian Semiconductor provides support, training, and after-market products and services that help its customers to obtain high utilization and productivity, reduced operating costs, and extend capital productivity of customer investment through multiple product generations. In 2003, Varian Semiconductor was ranked number one in customer satisfaction in VLSI Research Inc. customer survey for all large suppliers of wafer processing equipment, an honor received in six of the past seven years.

Varian Semiconductor’s business is cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depends on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry began an upturn in the second half of fiscal year 1999, and Varian Semiconductor benefited from strong demand for its products throughout fiscal year 2000. This resulted in increased sales in every quarter of fiscal year 2000. In fiscal year 2001, semiconductor equipment manufacturers experienced a significant contraction in the demand for their products, resulting in a decrease in revenue in fiscal year 2002. Generally, order rates and revenues improved modestly throughout fiscal year 2002, although business activity remained well below levels experienced during fiscal year 2000 and the first three quarters of fiscal year 2001. During fiscal year 2003, demand for products and services began to stabilize.

Varian Semiconductor maintains a website at www.vsea.com. The information contained on the Varian Semiconductor website is not included in, nor is it incorporated by reference into, this Annual Report on Form 10-K. Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are made available through the Varian Semiconductor website, free of charge, as soon as reasonably practicable following the electronic filing or furnishing of such materials by Varian Semiconductor to the Securities and Exchange Commission (“SEC”).

The Industry

The semiconductor industry has experienced significant growth over the last twenty years due to the continued demand for personal computers, the expansion of telecommunications, the emergence of new applications within consumer electronics, wireless communication devices, and the increased semiconductor content needed to drive and service the worldwide web. Continued improvements in device performance and reduced cost per function have fueled demand. However, the semiconductor industry has historically been very cyclical in nature as a result of under-supply or over-supply of integrated circuits and rapidly changing technology. The current outlook is that the industry is stabilizing, however visibility is still limited.

Semiconductor manufacturing is highly competitive with each customer searching for an edge in both device performance (generally speed or low power consumption) and cost advantages. Integrated circuit manufacturers generally rely on their equipment suppliers to develop processes and equipment to provide that edge. Today, a typical semiconductor manufacturing factory, or “fab,” can cost over $3 billion and, as the market moves toward 65nm devices and larger wafer sizes (300mm), costs are increasing. Consequently, semiconductor equipment manufacturers compete aggressively for business, each seeking technical and cost advantages and to provide customers with uniformly high levels of equipment performance.

The fabrication of integrated circuits requires a number of complex and repetitive processing steps, including deposition, photolithography, etch and ion implantation. Deposition is a process in which a film of either electrically insulating or electrically conductive material is deposited on the surface of a wafer. Photolithography is used to transfer a device or circuit pattern into a light-sensitive, resistant layer that, after development, can be used in turn to transfer the pattern onto the silicon surface. The etch process completes the transfer of the pattern into the various thin films used to make the integrated circuit. Finally, ion implantation provides a means for introducing dopant material into the silicon surface, typically into selected areas defined by the photolithographic process. These selectively doped areas become electrically conductive areas that form the transistors of the integrated circuits.

Semiconductor manufacturers generally measure the cost performance of their production equipment in terms of “cost of ownership,” which is determined by factoring in the fixed costs for acquisition and installation of the equipment, its variable operating costs and its net throughput rate. Equipment with higher throughput allows the semiconductor manufacturer to recover the purchase and installation costs of the equipment over a greater number of wafers and thereby reduce the cost of ownership of the equipment on a per wafer basis. Throughput is most accurately measured on a net or overall basis, which takes into account the processing speed of the equipment and any non-operational downtime for cleaning, maintenance or other repairs. The increased costs of larger and more complex semiconductor wafers have made high yields important in selecting processing equipment. To achieve higher yields, implant systems must be capable of repeating the original process on a consistent basis without a disqualifying level of defects. This characteristic, known in the industry as “repeatability,” is important in achieving commercially acceptable yields. Repeatability is more easily achieved in those systems that can operate at desired throughput rates without requiring the system to approach its critical tolerance limits.

The continuing evolution of semiconductor devices to smaller geometries and more complex multi-level circuitry has significantly increased the cost and performance requirements of the capital equipment used to manufacture these devices. As many of the advanced wafer manufacturing factories, especially those designed to process 300mm wafers, are projected to increase in cost substantially over previous generation facilities, depreciation costs will become a much larger percentage of the aggregate production costs for semiconductor manufacturers relative to labor, materials and other variable manufacturing costs. As a result, there has been increasing focus by the semiconductor industry on obtaining increased productivity and higher returns from semiconductor manufacturing equipment, thereby reducing the effective cost of ownership of such systems.

Products

Varian Semiconductor designs and manufactures ion implantation systems required to build the transistors, or switches, that are at the heart of every integrated circuit. Ion implanters are used because of their ability to implant selected elements, called dopants, into the silicon wafers by bombarding them with a precisely controlled beam of electrically charged ions of specific atomic weight and energy. These ions are imbedded into the silicon crystal structure, changing the electrical properties of the silicon. The precision of ion implantation permits customers to achieve the necessary control of this doping process to construct up to 400 billion transistors of uniform characteristics in a state-of-the-art 300mm wafer process. Since these transistors are the starting point of all subsequent process steps, repeatability, uniformity, and yield are extremely important.

Ion implantation tools are categorized within the industry as either medium current, high current or high energy based upon the energy characteristics of the tool. Implanters are further categorized as 200mm compatible and 200mm or 300mm compatible. Varian Semiconductor currently supplies the following products:

Application	Medium Current	High Current	High Energy
200mm compatible	EHP-220	VIISion 80 PLUS	Kestrel II-750
	EHP-500	VIISion 200 PLUS
EHPi-220
EHPi-500
200mm or 300mm compatible	VIISta 810HP	VIISta 80	VIISta 3000
	VIISta 810EHP	VIISta 80HP	VIISta 3000HP
VIISta P2LAD

Varian Semiconductor started manufacturing medium current implanters in fiscal year 1971, introduced the single wafer EHP-220 and EHP-500 in fiscal year 1992 and the current EHPi-220 and EHPi-500 systems in fiscal year 1999 and has shipped over 800 of the E-series medium current machines to date. Varian Semiconductor entered the high current market in fiscal 1981, introducing the VIISion 80 LE, and later, the VIISion 200 in fiscal 1995, competitive batch processing systems that offer high throughput, metallic and particle contamination control, and high beam currents at all high current energies. Through the acquisition of the high energy ion implantation product line of Genus, Inc. (“Genus”) in July 1998, Varian Semiconductor expanded its product offering by entering the high energy ion implant business.

The VIISta generation of ion implanters leverages the single wafer advantage demonstrated by the medium current E-series products across a common platform coupled with advanced wafer handling technologies to high current and high energies, permitting customers to improve technical capabilities while at the same time reducing the cost per wafer of the implant process. VIISta tools are designed for use in either 200mm or 300mm wafer processing for all implant applications. Consequently, Varian Semiconductor’s development, manufacturing, service, and training costs decreased while allowing customers to easily transfer existing 200mm wafer processes to 300mm wafers. In fiscal year 1998, Varian Semiconductor introduced the VIISta 810 and VIISta 80, providing customers with the first systems for medium current and high current applications, respectively, designed to be compatible for 200mm and 300mm wafer fabrication. In fiscal year 2001, Varian Semiconductor began shipping the VIISta 3000 high energy system completing the single wafer, common platform suite for the full range of implant applications. The introduction of the VIISta 810HP in fiscal year 2002 provided additional productivity in medium current applications. In fiscal year 2003, Varian Semiconductor began shipping the VIISta 80HP, VIISta 810EHP, and the VIISta 3000HP, further extending Varian Semiconductor’s lead in increasing throughput and system productivity. The VIISta platform provides customers with a great deal of flexibility in managing overall bay productivity, resulting in a reduction in customers’ time to first silicon, greater productivity across all applications, and increasing their return on investment. Varian Semiconductor has shipped over 150 VIISta systems to date.

Customer Support and Services

Varian Semiconductor provides a wide range of customer support services designed to maximize the productivity of its customers’ equipment located worldwide, and increase uptime through the effective management of machine maintenance, parts inventory and support services. All of these services provide a direct link to Varian Semiconductor’s manufacturing facility and research centers.

Varian Semiconductor’s FabCare Plus™ program encourages customers to tailor an overall support program that meets their specific needs—such as for a research facility or an offshore production facility. FabCare Plus™ solutions can be implemented globally to provide consistent and reliable support. In July 2000, Varian Semiconductor introduced vCare, an electronic-based combination of service and support offerings to enhance the utilization of manufacturers’ implanter operations. In October 2000, one major component of vCare, called

vShop, added on-line shopping was added to the portfolio of customer care programs within FabCare Plus. vShop offers customers an easier and faster way to obtain spare parts by providing personalized and easy to use on-line shopping, order placement and order tracking.

For parts management, Varian Semiconductor has strategically placed “parts banks” throughout the world to effectively manage inventory, delivery and logistics services. Varian Semiconductor also offers a comprehensive consumable parts program that can be tailored to individual fabrication facilities.

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

Marketing and Sales

Varian Semiconductor markets, sells, installs and services ion implantation systems directly to semiconductor industry customers and has sold ion implantation products to all of the 20 largest semiconductor manufacturers in the world. Varian Semiconductor’s sales objective is to work closely with customers to secure purchases of multiple systems as customers expand or update existing facilities and build new wafer manufacturing facilities. Varian Semiconductor seeks to build customer loyalty and to achieve a high level of repeat business by offering highly reliable products that give its customers a competitive edge, comprehensive field support and responsive parts replacement and service programs.

Varian Semiconductor has historically sold at least half of its systems in any particular period to its major customers, some of which include AMD, IBM, Infineon, Intel, Micron, Samsung, Sony, ST Microelectronics, Texas Instruments, TSMC and UMC. Some of these customers have individually accounted for more than ten percent of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future.

Revenue from Varian Semiconductor’s ten largest customers, including the non-recurring royalties in fiscal year 2002 of $27.8 million received from Lam Research Corporation (“Lam”), in fiscal years 2003, 2002, and 2001 accounted for approximately 66%, 62%, and 56% of revenue, respectively. In fiscal year 2003, revenue from two customers accounted for 16% and 12% of Varian Semiconductor’s total revenue. In fiscal year 2002, two customers accounted for 13% and 10% of Varian Semiconductor’s total revenue. During fiscal year 2001, no one customer accounted for 10% or more of Varian Semiconductor’s total revenue.

None of Varian Semiconductor’s customers has entered into a long-term agreement requiring it to purchase Varian Semiconductor’s products. Although Varian Semiconductor’s largest customers have varied from year to year, the loss of a significant customer or a reduction in orders from any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could adversely affect Varian Semiconductor’s business, financial condition and results of operations. In addition, sales of Varian Semiconductor’s systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. Due to these and other factors, Varian Semiconductor’s products typically have a lengthy sales cycle during which Varian Semiconductor may expend substantial funds and management effort.

Varian Semiconductor’s ability to respond with prompt and effective field support is critical to Varian Semiconductor’s sales efforts. Due to the substantial operational and financial commitments, customers who purchase ion implantation systems require assurance that the manufacturer can provide the necessary installation and operational support. Varian Semiconductor’s strategy of supporting its installed base through its customer support and research and development groups has served to encourage the use of Varian Semiconductor’s systems in production applications and has accelerated penetration of certain key accounts. Varian Semiconductor believes that its marketing efforts are enhanced by the technical expertise of its research and development personnel, who provide customer process support and participate in a number of industry forums.

Varian Semiconductor markets, sells, distributes and services its current products directly. Varian Semiconductor has six sales and service offices located in the U.S., six in Western Europe and fourteen in Asia-Pacific for a total of twenty-six worldwide. Varian Semiconductor’s sales, marketing and service engineers are linked through Varian Semiconductor’s information technology systems, allowing Varian Semiconductor to globally review bookings and sales forecasts against detailed account management plans. By modeling parts usage by equipment type, installed base distribution, freight, routes, and specific customs regulations, Varian Semiconductor has developed an infrastructure of parts distribution and warehousing around the world.

International sales accounted for 61%, 61%, and 71% of Varian Semiconductor’s total revenues in fiscal years 2003, 2002, and 2001, respectively, and specifically, sales to the Asia-Pacific region have accounted for a substantial portion of these revenues. Sales to the Asia-Pacific region accounted for 46%, 44%, and 50% of revenues in fiscal years 2003, 2002, and 2001, respectively.

Varian Semiconductor’s business is not seasonal in nature, but it is cyclical based on the capital equipment investment expenditures of major semiconductor manufacturers. These expenditure patterns are based on many factors, including anticipated market demand for integrated circuits, the development of new technologies and global economic conditions. In fiscal year 2000, revenue increased in each quarter, continuing the pattern of increasing sales in each successive quarter of fiscal year 1999. During fiscal year 2001, revenue decreased in each consecutive quarter, primarily due to excess capacity and declining demand for integrated circuits. Revenue began to trend upwards in the second quarter of fiscal year 2002, although demand remained substantially below fiscal year 2001 levels. During fiscal year 2003, demand for products and services began to stabilize.

Backlog

Varian Semiconductor had backlog of $101.0 million and $143.0 million at the end of fiscal years 2003 and 2002, respectively. Varian Semiconductor includes in its backlog only those orders for which it has accepted purchase orders and assigned system shipment dates within the following twelve months. Orders are typically subject to cancellation or rescheduling by customers. Due to possible changes in system delivery schedules, cancellation of orders and delays in systems shipments, Varian Semiconductor’s backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Manufacturing

Varian Semiconductor manufactures its products at its production facility in Gloucester, Massachusetts. Varian Semiconductor benefits from the use of advanced manufacturing methods and technologies, including lean manufacturing, demand flow technology, statistical process control and solids modeling.

Varian Semiconductor concentrates on product design characterization, high-level assembly, and tests to reduce cycle time and improve its responsiveness in an inherently cyclical capital equipment market. Varian Semiconductor believes that outsourcing non-core competency assemblies enables it to minimize its fixed costs and capital expenditures while also providing the flexibility to increase or decrease production capacity. Varian Semiconductor purchases material and components that are either standard products or built to Varian Semiconductor’s specifications. This strategy also allows Varian Semiconductor to focus on product differentiation through system design and quality control. Varian Semiconductor’s manufactured subsystems incorporate advanced technologies in robotics, vacuum and microcomputers. Varian Semiconductor works closely with its suppliers to achieve mutual cost reductions through joint design efforts. Varian Semiconductor manufactures most of its systems in clean-room environments that are similar to the clean rooms used by semiconductor manufacturers for wafer fabrication. This procedure is intended to reduce installation and production qualification times and the amount of particulates and other contaminants in the assembled system, which in turn improves yield and reduces downtime for the customer. Following disassembly, the tested system is packaged in multiple layers of plastic shrink-wrap to maintain clean-room standards during shipment.

Quality efforts at Varian Semiconductor begin with product development. Varian Semiconductor uses 3-dimensional, computer-aided design, finite element analysis and other computer-based modeling methods to engineer and validate new designs. Product design is tested throughout all stages of development and validated though use of a “phase-gate” product introduction process before the first production system is built. Concurrent engineering programs help integrate new designs into manufacturing quickly and successfully.

Competition

The semiconductor capital equipment market is highly competitive and is characterized by a small number of large companies. The larger companies include Applied Materials, Tokyo Electron, ASML, KLA-Tencor, Nikon, Canon, Novellus, Dainippon Screen, Lam, and Hitachi High Technologies. Varian Semiconductor faces significant competition in the ion implantation market segment. Within this segment, as reported for calendar year 2002 by Dataquest, Varian Semiconductor, Applied Materials, Axcelis Technologies, Sumitomo Eaton Nova, Nissin and Ulvac have 31.2%, 25.4%, 22.6%, 14.3%, 5.9%, and 0.5%, respectively, of the revenue market share for ion implantation equipment.

Significant competitive factors in the ion implantation market include strategic relationships, cost of ownership, performance reliability, customer support, distribution and financial viability. In addition to these factors, significant competitive factors in the semiconductor capital equipment market include flexibility, size of manufacturer, installed customer base and breadth of product line. Varian Semiconductor believes it competes favorably in each of these categories. Management believes that to remain competitive, Varian Semiconductor will require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in product and process research and development.

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

Varian Semiconductor’s current research and development efforts are directed at development of new systems and processes and improving existing system capabilities. Varian Semiconductor currently focuses its research and development efforts on the enhancement of its VIISta™ platform. The VIISta™ platform is designed to cover the complete range of implants required for the next several generations of integrated circuits. The VIISta™ single wafer platform that allows customers to use a single platform (with three beam lines) for all implant applications including high current, medium current, and high energy.

Expenditures by Varian Semiconductor for research and development during fiscal years 2003, 2002, and 2001 were $60.5 million, $51.8 million, and $49.8 million, respectively. Varian Semiconductor expects in future years that research and development expenditures will continue to represent a substantial percentage of operating expenses.

Patent and Other Proprietary Rights

Varian Semiconductor has pursued a policy of seeking patent, copyright and trade secret protection in the U.S. and other countries for developments, improvements and inventions originating within its organization that are incorporated in Varian Semiconductor’s products or that fall within its fields of interest. As of October 3, 2003, Varian Semiconductor owned approximately 130 patents in the U.S., 300 patents in other countries, and had 180 patent applications on file with various patent agencies worldwide. Varian Semiconductor intends to file additional patent applications as appropriate.

Varian Semiconductor relies on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title to protect its rights. Varian Semiconductor has trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for its products in the marketplace. Varian Semiconductor also has agreements with third parties that provide for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses. The termination of certain of such licenses could have a material adverse effect on Varian Semiconductor’s business. During fiscal year 2002, Varian Semiconductor and Lam came to an agreement on patent infringement litigation claims. As part of the agreement, Varian Semiconductor has granted a license to Lam for the patents in return for the payment of $20.0 million, with $5.0 million paid immediately in exchange for prior use of the patents. The remaining $15.0 million is to be paid in 12 quarterly installments through December 2004 and is in exchange for future use of the patents. In particular, the current royalty-bearing license agreements with Lam, Applied Materials and Tokyo Electron Limited for gas-assisted heat transfer patents produced approximately $8.0 million in royalties in fiscal year 2003, $35.4 million in fiscal year 2002, and $15.1 million in fiscal year 2001. The last of the principal patents covered by these licenses will expire on July 9, 2007.

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

Environmental Matters

For a discussion of environmental matters, see “Environmental Liabilities” and “Risk Factors”, both in Item 7 below—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Employees

As of October 3, 2003, Varian Semiconductor had 1,311 full-time employees worldwide—998 in North America, 218 in the Asia-Pacific region and 95 in western Europe. None of Varian Semiconductor’s employees based in the U.S. are subject to collective bargaining agreements and Varian Semiconductor has never experienced a work stoppage, slowdown, or strike. None of Varian Semiconductor’s employees is represented by a labor union and Varian Semiconductor considers its employee relations to be good.

Executive Officers

The current executive officers of Varian Semiconductor are listed below. Executive officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Name and Title	Age	Business Experience
Richard A. Aurelio Chairman and Chief Executive Officer	59	Mr. Aurelio has served as Varian Semiconductor’s Chairman and Chief Executive Officer since February 2001. From April 1999 to February 2001, he served as Varian Semiconductor’s President and Chief Executive Officer. Prior to April 1999, he was the Executive Vice President of VAI responsible for the Semiconductor Equipment Business. Mr. Aurelio joined VAI in 1991 from a position as Executive Vice President of ASM Lithography, a European-based company, where he was also President of its U.S. affiliate. Mr. Aurelio was hired as President of Semiconductor Equipment Business in 1991 and was elevated to Executive Vice President of VAI in 1992. Mr. Aurelio is also a director of Mykrolis Corporation.

Ernest L. Godshalk, III President and Chief Operating Officer	58	Mr. Godshalk has served as Varian Semiconductor’s President, Chief Operating Officer, and director of Varian Semiconductor since February 2001. From April 1999 through February 2001, Mr. Godshalk served as Varian Semiconductor’s Vice President and Chief Financial Officer. Prior to April 1999, he was Vice President, Finance of the Semiconductor Equipment Business of VAI, a position he had held since joining VAI in November 1998. Prior to joining VAI, he was Managing Director of Elgin Management Group, an investment company, a position he held from 1993 to 1996 and again in 1998. Mr. Godshalk was Chief Financial Officer of Prodigy Communications Corporation, an Internet service provider, from 1996 to 1998.

Robert J. Halliday Vice President and Chief Financial Officer	49	Mr. Halliday has served as Varian Semiconductor’s Vice President and Chief Financial Officer since March 2001. Prior to joining Varian Semiconductor, Mr. Halliday was Vice President and Chief Financial Officer of Unica Corporation, a software company. Previously, Mr. Halliday was at Ionics, Inc., a manufacturer of water treatment capital equipment. At Ionics, he was Chief Operating Officer in 2000; Vice President of the Consumer Water Group from 1996 to 2000; and Chief Financial Officer from 1990 to 2000.

Name and Title	Age	Business Experience
Alan P. Sheng Vice President, Engineering	59	Mr. Sheng has served as Varian Semiconductor’s Vice President, Engineering since March 2001. Prior to joining Varian Semiconductor, Mr. Sheng spent 14 years with Rockwell/Goss Graphic Systems, most recently as Chief Technology Officer and Senior Vice President of Engineering. Previously, Mr. Sheng had been a Researcher for nine years at AT&T Bell Laboratories. He also served as a Research Physicist at the California Institute of Technology and at Rutgers University.

John Aldeborgh Vice President, Sales and Marketing	47	Mr. Aldeborgh has served as Varian Semiconductor’s Vice President Sales and Marketing since April 2002. Prior to joining Varian Semiconductor, Mr. Aldeborgh was President and Chief Operating Officer of Ebara Technologies, Inc., located in Sacramento, CA, a wholly owned subsidiary of Ebara Corporation, a diversified Japanese supplier of technology-based capital equipment, a position he held from May 1998 to March 2002. Mr. Aldeborgh held various positions at Genus Inc., a manufacturer of Tungsten Silicide CVD and high energy ion implantation systems, formerly located in Newburyport, MA, from May 1989 to May 1998. He was Director of Operations from May 1989 to May 1991, Executive Vice President and General Manager, Ion Technology Division, from May 1991 to November 1996, Executive Vice President and Chief Operating Officer from November 1996 to November 1997, and Executive Vice President and Customer Satisfaction Officer from November 1997 to May 1998.

Item 2.	Properties.

Varian Semiconductor’s headquarters and manufacturing facility is located in Gloucester, Massachusetts. In addition, Varian Semiconductor has six sales and service offices located in the U.S. and twenty located outside of the U.S., including offices in France, the United Kingdom, Germany (three), Netherlands, Japan (six), Korea (three), Taiwan (two), Singapore, Malaysia, and China. These offices and facilities aggregate more than 559,000 square feet, of which 163,000 square feet is leased. Since fiscal year 1994, the manufacturing facilities have been registered to the internationally recognized ISO 9001:1994 quality standard. ISO 9001:2000 certification was obtained in fiscal year 2002. Field support operations in Europe and Korea have been registered to the ISO 9001:2002 standard.

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

Location	Property Interest	Approx. Sq. Footage of Floor Space
North America	Own	332,000
North America	Lease	86,000
Korea	Own	64,000
Korea	Lease	3,000
Japan	Lease	36,000
Europe	Lease	17,000
Taiwan	Lease	13,000
Other	Lease	8,000

Total		559,000

Item 3.	Legal Proceedings.

In September 2000, Varian Semiconductor and Applied Materials settled patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, Varian Semiconductor recorded a gain of $16.0 million ($10.8 million after taxes) relating to this litigation settlement. Varian Semiconductor maintains a reserve to cover any residual indemnification obligations. Included in current liabilities and classified as an estimated loss contingency was $2.7 million as of October 3, 2003 and September 27, 2002. It is reasonably possible that the amount in this loss contingency could be reduced in the future.

In connection with the spin-off of Varian Semiconductor from VAI, Varian Semiconductor, VAI (now known as Varian Medical Systems, Inc. (“VMS”)) and Varian, Inc. (“VI”) entered into certain agreements (collectively, the “Distribution Related Agreements”) whereby Varian Semiconductor agreed to indemnify VMS and VI for any costs, liabilities or expenses relating to Varian Semiconductor’s legal proceedings, including the Applied Materials matters. Under the Distribution Related Agreements, Varian Semiconductor has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS. Varian Semiconductor believes the estimated fair value of the indemnification agreements is minimal, except as already recorded on the financial statements.

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

Varian Semiconductor is currently the plaintiff in several legal disputes related to breach of contract and certain patents that the Company believes the defendants have infringed. While Varian Semiconductor believes favorable judgments will be rendered with respect to such claims; the timing and amount, if any, of these judgments is uncertain.

From time to time, Varian Semiconductor may become involved in a number of legal actions and could incur an uninsured liability in one or more of them. Accordingly, while the ultimate outcome of these legal matters is not determinable, management believes the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of Varian Semiconductor.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of Varian Semiconductor, through solicitation of proxies or otherwise, during the last quarter of fiscal year 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Since April 5, 1999, Varian Semiconductor’s common stock has traded on The Nasdaq National Market under the symbol “VSEA.”

The following table sets forth the high and low sale prices per share of the common stock during each of the quarters for the two most recent fiscal years.

Fiscal 2002	High	Low
First Quarter	$39.57	$22.02
Second Quarter	$45.91	$32.46
Third Quarter	$50.75	$30.05
Fourth Quarter	$37.60	$14.00

Fiscal 2003	High	Low
First Quarter	$33.39	$13.80
Second Quarter	$31.20	$19.51
Third Quarter	$33.19	$19.60
Fourth Quarter	$43.71	$28.29

The reported closing price of the common stock on The Nasdaq National Market on December 9, 2003 was $40.56 per share. The number of stockholders of record on December 9, 2003 was 3,294.

Varian Semiconductor has never declared or paid cash dividends on its capital stock and does not expect to pay any cash dividends on its common stock in the foreseeable future.

See Item 12 of Part III of this Annual Report on Form 10-K for information required by Item 201(d) of Regulation S-K.

Item 6.	Selected Financial Data.

The following table presents selected historical financial data of Varian Semiconductor subsequent to the spin-off, and of SEB prior to April 2, 1999. The historical financial information may not be indicative of the future performance of Varian Semiconductor and does not necessarily reflect what the financial position and results of operations of SEB would have been had SEB operated as a separate stand-alone entity during the periods presented. The information included in the table reflects selected consolidated summary financial data for each of the last five fiscal years. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The computation of net loss per share before April 2, 1999 is based on the weighted average number of shares of VAI common stock outstanding during the respective periods, reflecting the ratio of one share of Varian Semiconductor common stock for each share of VAI common stock outstanding at the time of the spin-off.

	Fiscal Years Ended
	2003	2002¹	2001²	2000³	1999
				Restated[4]	Restated[4]
	(Amounts in millions, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$362.5	$335.4	$632.0	$687.7	$271.9
Gross profit	151.4	139.2	233.2	270.7	92.2
Income (loss) before cumulative effect of change in accounting principle	10.8	9.0	64.6	99.9	(11.4)
Cumulative effect of change in accounting principle, net of tax of $15.7	—	—	(27.0)	—	—
Net income (loss)	$10.8	$9.0	$37.6	$99.9	$(11.4)
Weighted average shares outstanding—basic	34,219	33,185	32,275	31,375	30,428
Weighted average shares outstanding—diluted	35,176	34,799	34,009	33,681	30,428
Income (loss) per share before cumulative effect of change in accounting principle—basic	$0.32	$0.27	$2.00	$3.18	$(0.37)
Income (loss) per share before cumulative effect of change in accounting principle—diluted	$0.31	$0.26	$1.90	$2.97	$(0.37)
Cumulative effect of change in accounting principle—basic	—	—	$(0.84)	—	—
Cumulative effect of change in accounting principle—diluted	—	—	$(0.80)	—	—
Net income (loss) per share—basic	$0.32	$0.27	$1.16	$3.18	$(0.37)
Net income (loss) per share—diluted	$0.31	$0.26	$1.10	$2.97	$(0.37)

Consolidated Balance Sheet Data
Cash and cash equivalents	$310.5	$307.8	$278.6	$121.7	$66.0
Short-term investments	$40.0	$—	$—	$—	$—
Total assets	$583.5	$589.5	$588.1	$533.7	$347.3
Working capital	$425.7	$382.6	$344.8	$294.1	$153.7
Total liabilities	$109.5	$153.3	$188.6	$184.3	$140.9
Stockholders’ equity	$474.0	$436.2	$399.5	$349.4	$206.4

(1)	Fiscal year 2002 results included non-recurring pre-tax royalty and license revenue of $27.8 million and a gain of $5.1 million in other income ($22.1 million after tax or $0.66 per diluted share) relating to the Settlement and License Agreement with Lam. (See Note 20 in the Notes to the Consolidated Financial Statements.)

(2)	Varian Semiconductor recorded a non-cash charge of $42.7 million ($27.0 after tax or $0.80 per diluted share) to reflect the cumulative effect of the accounting change as of the first quarter of fiscal year 2001 related to the adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Pro forma amounts for the periods beginning before September 30, 2000 have not been presented as the effect of the change in accounting principle could not be reasonably determined. (See Note 2 in the Notes to the Consolidated Financial Statements.)

(3)	Fiscal year 2000 results included non-recurring pre-tax gains of $18.7 million ($12.6 million after tax or $0.37 per diluted share) relating to litigation settlements.

(4)	During the first quarter of fiscal year 2001, Varian Semiconductor changed its method of valuing domestic inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. Varian Semiconductor has restated its financial statements to reflect the change to FIFO for all periods presented. (See Note 2 in the Notes to the Consolidated Financial Statements.)

This selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included in “Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.”

Selected Quarterly Results of Operations

The following tables set forth unaudited quarterly consolidated statements of operations data for each of the eight fiscal quarters in the period ended October 3, 2003. The quarterly data should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

QUARTERLY FINANCIAL DATA (Unaudited)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Amounts in millions, except per share amounts)
Revenue	$83.7	$111.2	$82.8	$84.8	$362.5
Cost of revenue	48.2	69.5	46.2	47.2	211.1

Gross profit	35.5	41.7	36.6	37.6	151.4
Operating expenses	32.5	34.3	35.1	37.0	138.9

Operating income	3.0	7.4	1.5	0.6	12.5
Net interest and other income	1.3	0.8	0.6	0.9	3.6

Income before income taxes	4.3	8.2	2.1	1.5	16.1
Provision for income taxes	1.4	2.7	0.7	0.5	5.3

Net income	$2.9	$5.5	$1.4	$1.0	$10.8

Weighted average shares outstanding—basic	33,915	34,141	34,199	34,592	34,219
Weighted average shares outstanding—diluted	34,716	34,998	35,018	35,882	35,176
Net income per share—basic	$0.08	$0.16	$0.04	$0.04	$0.32
Net income per share—diluted	$0.08	$0.16	$0.04	$0.03	$0.31

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Amounts in millions, except per share amounts)
Revenue	$77.8	$67.2	$94.6	$95.8	$335.4
Cost of revenue	37.7	42.7	57.7	58.1	196.2

Gross profit	40.1	24.5	36.9	37.7	139.2
Operating expenses	34.0	31.0	34.6	37.0	136.6

Operating income (loss)	6.1	(6.5)	2.3	0.7	2.6
Net interest and other income	2.0	6.0	1.4	1.4	10.8

Income (loss) before income taxes	8.1	(0.5)	3.7	2.1	13.4
Provision for (benefit provided by) income taxes	3.1	(0.5)	1.1	0.7	4.4

Net income	$5.0	$—	$2.6	$1.4	$9.0

Weighted average shares outstanding—basic	32,690	32,858	33,420	33,771	33,185
Weighted average shares outstanding—diluted	34,325	32,858	35,269	34,689	34,799
Net income per share—basic	$0.15	$—	$0.08	$0.04	$0.27
Net income per share—diluted	$0.15	$—	$0.07	$0.04	$0.26

Varian’s Semiconductor’s business is cyclical based on the capital equipment investment expenditures of major semiconductor manufacturers. See “Item 1. Business” for more detail.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms

“believes,” “anticipates,” “expects,” “plans” or similar expressions, are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. There are a number of important factors that could cause Varian Semiconductor’s actual results to differ materially from those indicated by forward-looking statements made in this report and presented by management from time to time. Some of the important risks and uncertainties that may cause Varian Semiconductor’s financial results to differ are described under the heading “Risk Factors” below.

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

For established and new products, a portion of the total purchase price is typically not due until installation occurs and the customer accepts the product. For established products, the lesser of the amount allocated to the equipment or the contractual amount due upon delivery is recorded as product revenue upon delivery. The amount deferred is recognized as revenue upon customer acceptance of all material terms of the customer acceptance criteria. For new products, revenue allocated to the equipment is recognized upon customer acceptance. Revenue related to spare parts and upgrade sales is recognized upon the later of delivery or when the title and risk of loss passes to the customer.

Products are classified as established products if post-delivery acceptance provisions and the installation process have been determined to be routine (due to the fact that the acceptance provisions are generally a replication of pre-shipment procedures) and there is a demonstrated history of achieving predetermined installation cost targets. The majority of products are designed and manufactured to meet contractual customer specifications. To ensure customer specifications are satisfied, the systems are tested at Varian Semiconductor’s manufacturing facility prior to shipment. To the extent that customers’ conditions cannot be replicated in Varian Semiconductor’s facilities or if there is not a demonstrated history of meeting newer customer specifications, then the product is treated as new for revenue recognition purposes. Varian Semiconductor has predetermined criteria for changing the classification of a new product to an established product. A new product must achieve a set number of acceptances and a set target for installation cost. Once the criteria have been achieved for a new product, the product is considered established.

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

Inventory and Purchase Order Commitments

Varian Semiconductor values its inventory at the lower of cost or market. The determination of lower of cost or market requires that Varian Semiconductor make significant assumptions about future demand for products and the transition to new product offerings from legacy products. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. Varian Semiconductor also provides for losses on those open purchase order commitments in which Varian Semiconductor’s estimated obligation to receive inventory under these commitments exceeds expected production demand. These assumptions include, but are not limited to, future manufacturing schedules, customer demand, supplier lead time and technological and market obsolescence. Once inventory is written down and a new cost basis has been established, it is not written back up if demand increases. If market conditions are less favorable than those projected by management, additional inventory provisions may be required. If market conditions are more favorable than those projected by management, and specific products previously reserved against are subsequently sold, gross profit would improve by the amount of the specific reserve reversed in the quarter the product is sold. In the case of purchase order commitments, more favorable market conditions or successful negotiations with suppliers will result in a reduction of provisions in the quarter the excess purchase order commitments are reduced.

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

Valuation Allowance on Deferred Tax Assets and Income Tax Provision

Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. On a quarterly basis, Varian Semiconductor evaluates both the positive and negative evidence bearing upon the realizability of its deferred tax assets. Varian Semiconductor considers future taxable income, ongoing prudent and feasible tax planning strategies, and the ability to utilize tax losses and credits in assessing the need for a valuation allowance. Management has concluded that no valuation allowance is required at this time. Should Varian Semiconductor determine that it is not able to realize all or part of its deferred tax assets in the future, a valuation allowance would be required resulting in an expense recorded within the provision for income taxes line in the Statement of Income in the period in which such determination was made. It is reasonably possible that the amount of the deferred tax asset considered realizable could be reduced in the near term if future taxable income is reduced. Varian Semiconductor’s effective tax rate is affected by levels of taxable income in domestic and foreign tax jurisdictions, U.S. tax credits generated and utilized for research and development expenditures, U.S. foreign income exclusion, investment tax credits and other tax incentives specific to domestic and foreign operations. Varian Semiconductor, from time to time, is subject to various domestic and foreign tax audits pertaining to income tax filings for prior periods. Accordingly, foreign and domestic income tax payments could differ from previously recorded income tax provisions depending on the outcome of those audits.

Product Warranties

Varian Semiconductor provides for the estimated cost of product warranties, the amount of which is based primarily upon historical information, at the time product revenue is recognized. While Varian Semiconductor engages in extensive product quality programs and processes including actively monitoring and evaluating the quality of its component supplies, Varian Semiconductor’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to Varian Semiconductor. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from Varian Semiconductor’s estimates, revisions to the estimated warranty liability would be required.

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

Results of Operations

Fiscal Year

Varian Semiconductor’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal year 2003 is comprised of the 53-week period ended on October 3, 2003. Fiscal year 2002 was comprised of the 52-week period ended on September 27, 2002. Fiscal year 2001 was comprised of the 52-week period ended on September 28, 2001.

Industry

Varian Semiconductor’s business is highly cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. In the last three years, semiconductor equipment manufacturers have experienced a significant contraction in the demand for products due to the slowdown in economies worldwide, specifically the slowdown in technology sectors that utilize integrated circuits. During fiscal year 2003, demand for products and services in the semiconductor industry began to stabilize.

Fiscal Year 2003 Compared to Fiscal Year 2002

Revenue

The following table sets forth total revenue and revenue by revenue stream for fiscal years 2003 and 2002, including non-recurring royalty and license revenue of $27.8 million recognized during the first quarter of fiscal year 2002 received in connection with the Settlement and License Agreement with Lam described in more detail below.

	Fiscal Year		Change	Percent Change
	2003	2002
	(Amounts in millions)
Product	$284.9	$233.5	$51.4	22%
Service	69.2	66.1	3.1	5%
Royalty and license	8.4	35.8	(27.4)	(77%)

Revenue	$362.5	$335.4	$27.1	8%

Product

During fiscal year 2003, demand for products began to stabilize with the increase in product revenue in fiscal year 2003 resulting from an increase in demand for 300mm single wafer ion implanters and more parts revenue compared to fiscal year 2002.

Service

Service revenue during fiscal year 2003 was $69.2 million, compared to $66.1 million for the same period a year ago. There was a higher level of installation revenue due to a higher volume of shipments compared to the same period a year ago.

Royalty

Pursuant to the terms of a Settlement and License Agreement between Varian Semiconductor and Lam Research Corporation (“Lam”), Varian Semiconductor received, during the first quarter of fiscal year 2002, a warrant to purchase 2,000,000 shares of Lam common stock at $21.30 per share and a $5.0 million cash payment in exchange for prior use of certain Varian Semiconductor patents. Total royalty and license revenue recognized from Lam during the first quarter of fiscal year 2002 includes the warrant, which was valued at $22.8 million, and the $5.0 million cash payment received. Lam continues to make quarterly cash payments of $1.25 million, which are included in the royalty revenue in fiscal year 2003. Lam is required to make quarterly cash payments of $1.25 million through December 2004 for future use of the patents. Quarterly cash payments are recognized as royalty and license revenue in the period they become due. (See Note 20 in the Notes to the Consolidated Financial Statements.)

Revenue from Varian Semiconductor’s ten largest customers, including the non-recurring royalties in 2002 of $27.8 million received from Lam, in fiscal years 2003, 2002, and 2001 accounted for approximately 66%, 62%, and 56% of revenue, respectively. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In fiscal year 2003, revenue from two customers accounted for 16% and 12% of Varian Semiconductor’s total revenue. In fiscal year 2002, revenue from two customers accounted for 13% and 10% of Varian Semiconductor’s total revenue.

As of October 3, 2003, one customer accounted for 12% of the total accounts receivable balance. As of September 27, 2002, two customers, each representing 10% or greater of the total accounts receivable balance, accounted for 24% of the total accounts receivable balance.

Revenue for the first quarter of fiscal year 2004 is currently estimated to exceed the $84.8 million of revenue recognized in the fourth quarter of fiscal year 2003. Demand beyond the first quarter remains difficult to forecast, as visibility is limited by the cyclical nature of the industry. Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given period (see also “Risk Factors” and “Critical Accounting Policies—Revenue Recognition”).

Cost of Product and Service Revenue.    Cost of product revenue was $169.2 million and gross margin was 41% for fiscal year 2003, compared to the cost of product revenue of $155.8 million and gross margin of 33% for fiscal year 2002. Beginning in fiscal year 2001 and continuing into fiscal year 2002, the semiconductor industry went into a sustained downturn, as evidenced by a decrease in quarterly revenue of $148.6 million, or 66%, between the first quarter of 2001 and the first quarter of 2002. During fiscal year 2002, Varian Semiconductor recorded approximately $15.2 million of supply chain and inventory-related charges due to a substantial drop in orders and anticipated demand, primarily for legacy products, which resulted in Varian Semiconductor’s inventory levels and outstanding purchase commitments exceeding anticipated demand for such products. During fiscal year 2003, demand for products began to stabilize, and customers began purchasing some legacy products and certain end of life products for which the inventory had been specifically reserved in previous years. Some of these sales were the result of unanticipated sales in emerging markets. During fiscal year 2003, Varian Semiconductor was able to improve factory operations and supply chain management and favorably negotiate settlements related to inventory commitments with selected vendors. As a result of both the increase in demand, and improved management, these items favorably affected gross margin and pre-tax income by $7.2 million in fiscal year 2003. Varian Semiconductor has historically, and may in the future, sustain inventory-related charges resulting from numerous factors, including changes in customers’ purchase commitments, changes in commitments to Varian Semiconductor vendors, technology changes and Varian Semiconductor’s manufacturing lead-times. Gross profit was favorably affected in fiscal year 2003 by $2.9 million primarily due to engineering and product design enhancements that improved product warranty experience. Cost of service revenue was $41.9 million and $40.5 million for fiscal year 2003 and 2002, respectively and gross margin was 39% for both periods. Gross margin on total revenue for the first quarter of fiscal year 2004 is expected to be in the low to mid forties as a percentage of revenue.

Research and Development.    Research and development expenses were $60.5 million for fiscal year 2003, compared to $51.8 million for fiscal year 2002, an increase of $8.7 million, or 17%. The increase was a result of increased labor and material spending associated with the development of new products. Varian Semiconductor continues to be committed to investment in product development, particularly the ongoing shift to 300mm single wafer implanters, factory automation, and the transition to advanced technology nodes. Varian Semiconductor intends to continue its investment in research and development.

Marketing, General and Administrative.    Marketing, general and administrative expenses were $76.9 million for fiscal year 2003, compared to $79.4 million for fiscal year 2002. The decline in expenses was the result of a decrease in headcount and reductions in the cost of variable compensation programs partially offset by increased marketing expenses related to a higher level of field and factory demonstration costs. Varian Semiconductor has continued to improve its accounts receivable collections experience. As a result, $1.8 million and $2.7 million of customer accounts receivable were collected in fiscal year 2003 and 2002, respectively, that were previously included in the allowance for doubtful accounts.

Restructuring Costs.    During October 2001, Varian Semiconductor reduced its workforce, primarily in the U.S., by approximately 200 employees. Varian Semiconductor recognized approximately $2.2 million in restructuring costs during the first quarter of fiscal year 2002. In September 2002, in anticipation of continued soft demand for semiconductor devices and semiconductor capital equipment, Varian Semiconductor announced additional actions to restructure its business and reduce costs. Varian Semiconductor recognized $3.2 million in restructuring costs during the fourth quarter of fiscal year 2002. As a result of this restructuring, approximately 100 employees were terminated worldwide prior to September 27, 2002. There were also charges associated with closing an office and relocating another office.

During fiscal year 2003, Varian Semiconductor recognized approximately $1.4 million in restructuring costs. The restructuring costs related to a reduction in headcount of approximately 55 employees and were severance-related.

The majority of the restructuring reserve balance of $0.4 million as of October 3, 2003 is expected to be paid by December 2003. Below is a table summarizing the restructuring reserve activity in fiscal years 2002 and 2003:

	Reduction in Work Force	Facility Closures	Other	Total
	(Amounts in thousands)
Balance as of September 28, 2001	$—	$—	$—	$—
New charges	4,594	602	209	5,405
Non-cash items	—	—	(114)	(114)
Cash payments	(2,427)	—	—	(2,427)

Balance as of September 27, 2002	2,167	602	95	2,864
New charges	1,390	45	—	1,435
Cash payments	(3,293)	(529)	(95)	(3,917)

Balance as of October 3, 2003	$264	$118	$—	$382

Interest Income and Interest Expense.    During fiscal year 2003, Varian Semiconductor earned $4.0 million in net interest income, compared to $5.7 million for fiscal year 2002. Despite increased cash balances, net interest income decreased from the prior fiscal year due to lower short-term interest rates and interest expense related to the debt assumed as part of the purchase of the facility in Newburyport, Massachusetts.

Other (Loss) Income.    During fiscal year 2003, Varian Semiconductor recorded a net loss in other income of $0.4 million. During fiscal year 2002, Varian Semiconductor recorded a gain of $5.1 million in other income to reflect the fair value accounting of the Lam warrant. (See Note 20 in the Notes to the Consolidated Financial Statements.)

Provision for Income Taxes.    Varian Semiconductor’s effective income tax rate was 33% in fiscal years 2003 and 2002. The rate is lower than the U.S. federal statutory rate in fiscal years 2003 and 2002 principally due to credits and lower-taxed foreign income. Future tax rates may vary from the historic rates depending on the worldwide composition of earnings and the continuing availability of income tax credits as well as the potential resolution of tax contingencies.

Net Income.    As a result of the foregoing factors, in fiscal year 2003, Varian Semiconductor recorded net income of $10.8 million, compared to net income of $9.0 million for fiscal year 2002. The net income per diluted share was $0.31 for fiscal year 2003, compared to net income of $0.26 per diluted share for fiscal year 2002. Net income and net income per share for the first quarter of fiscal year 2004 are currently expected to equal or exceed the net income and net income per share in the fourth quarter of fiscal year 2003.

Fiscal Year 2002 Compared to Fiscal Year 2001

Revenue.    The following table sets forth total revenue and revenue by revenue stream for fiscal years 2002 and 2001, including non-recurring royalty and license revenue of $27.8 million recognized during the first quarter of fiscal year 2002 received in connection with the Settlement and License Agreement with Lam described in more detail below.

	Fiscal Year		Change	Percent Change
	2002	2001
	(Amounts in millions)
Product	$233.5	$534.5	$(301.0)	(56%)
Service	66.1	82.2	(16.1)	(20%)
Royalty and license	35.8	15.3	20.5	134%

Revenue	$335.4	$632.0	$(296.6)	(47%)

During fiscal year 2002, the decrease in revenue was primarily a result of the downturn in the industry, specifically the reduction in capital expenditures by semiconductor manufacturers and the industry-wide decline in demand for semiconductor devices.

Pursuant to the terms of a Settlement and License Agreement between Varian Semiconductor and Lam, Varian Semiconductor received, during the first quarter of fiscal year 2002, a warrant to purchase 2,000,000 shares of Lam common stock at $21.30 per share and a $5.0 million cash payment in exchange for prior use of certain Varian Semiconductor patents. Total royalty and license revenue recognized from Lam during the first quarter of fiscal year 2002 includes the warrant, which was valued at $22.8 million, and the $5.0 million cash payment received. Lam made quarterly cash payments of $1.25 million for the three remaining quarters of fiscal year 2002 and will continue to make quarterly cash payments of $1.25 million through December 2004 for future use of the patents. Quarterly cash payments are recognized as royalty and license revenue in the period they become due. (See Note 20 in the Notes to the Consolidated Financial Statements.)

Cost of Product and Service Revenue.    Cost of product revenue was $155.8 million and gross margin was 33% for fiscal year 2002, compared to the cost of product revenue of $345.8 million and gross margin of 35% for fiscal year 2001. The decrease in gross margin of 2% for fiscal year 2002 was primarily a result of a change in product mix and lower parts margins. This was partially offset by lower warranty costs and improved inventory management. During fiscal year 2002, Varian Semiconductor recorded approximately $15.2 million of supply chain and inventory-related charges due to a substantial drop in orders and anticipated demand, primarily for legacy products, which resulted in Varian Semiconductor’s inventory levels and outstanding purchase commitments exceeding anticipated demand for such products. Cost of service revenue was $40.5 million and gross margin was 39% for fiscal year 2002, compared to the cost of service revenue of $53.0 million and gross margin of 35% for fiscal year 2001. The improvement in gross margin of 4% for fiscal year 2002 was primarily a result of improvements in the system installation process resulting in reduced field costs and a reduction in overhead costs, both direct and indirect labor, due to lower headcount.

Research and Development.    Research and development expenses were $51.8 million for fiscal year 2002, compared to $49.8 million for fiscal year 2001, an increase of $2.0 million, or 4%.

Marketing, General and Administrative.    Marketing, general and administrative expenses were $79.4 million for fiscal year 2002, compared to $93.2 million for fiscal year 2001, a decrease of $13.8 million or 15%. Marketing, general and administrative expenses decreased from fiscal year 2001 to fiscal year 2002 mainly due to lower headcount throughout fiscal year 2002, a decrease in commissions related to the lower revenues caused by the industry downturn and an improvement in its accounts receivable collections experience and the recovery of $2.7 million of customer accounts receivable that were previously included in the allowance for doubtful accounts.

Restructuring Costs.    During October 2001, Varian Semiconductor reduced its workforce, primarily in the U.S., by approximately 200 employees. Varian Semiconductor recognized approximately $2.2 million in restructuring costs during the first quarter of fiscal year 2002. In September 2002, in anticipation of continued soft demand for semiconductor devices and semiconductor capital equipment, Varian Semiconductor announced additional actions to restructure its business and reduce costs. Varian Semiconductor recognized $3.2 million in restructuring costs during the fourth quarter of fiscal year 2002. As a result of this restructuring, approximately 100 employees were terminated worldwide prior to September 27, 2002. There were also charges associated with closing an office and relocating another office.

Below is a table summarizing the restructuring reserve activity in fiscal year 2002:

	Reduction in Work Force	Facility Closures	Other	Total
Balance as of September 28, 2001	$—	$—	$—	$—
New charges	4,594	602	209	5,405
Non-cash items	—	—	(114)	(114)
Cash payments	(2,427)	—	—	(2,427)

Balance as of September 27, 2002	$2,167	$602	$95	$2,864

Interest Income and Interest Expense.    During fiscal year 2002, Varian Semiconductor earned $5.7 million in net interest income as compared with $8.2 million for fiscal year 2001. Despite increased cash balances, net interest income decreased from the prior fiscal year due to lower short-term interest rates.

Other Income.    Varian Semiconductor received a warrant to purchase shares of Lam common stock on December 19, 2001. (See Note 20 in the Notes to the Consolidated Financial Statements.) The warrant was treated as a derivative and was remeasured at fair value at each balance sheet date. Under fair value accounting, all gains and losses were reported in other income (expense). The volatility in Lam’s stock price and other factors resulted in changes to the fair value of the Lam warrant. As a result, Varian Semiconductor recorded a gain of $5.1 million in other income to reflect the fair value accounting of the Lam warrant. On April 1, 2002, Varian Semiconductor completed the sale of this warrant to an unrelated third party for $28.0 million in cash.

Provision for Income Taxes.    Varian Semiconductor’s effective income tax rate was 33% in fiscal years 2002 and 2001. The rate is lower than the U.S. federal statutory rate principally due to tax benefits arising from the use of credits and low-taxed foreign income in 2002, and tax benefits arising from the use of the extraterritorial income exclusion and tax credits in 2001.

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

Net Income.    As a result of the foregoing factors, in fiscal year 2002 Varian Semiconductor recorded net income of $9.0 million, compared to net income of $37.6 million for fiscal year 2001. The net income per diluted share was $0.26 for fiscal year 2002, compared to net income of $1.10 per diluted share for fiscal year 2001.

Liquidity and Capital Resources

Varian Semiconductor generated $37.1 million of cash from operations during fiscal year 2003, compared to $11.2 million during fiscal year 2002. Cash provided by operations in fiscal year 2003 was derived primarily from the decreases in accounts receivable of $25.9 million, inventories of $24.7 million and net income of $10.8 million. These decreases and net income were partially offset by a decrease in deferred revenue of $37.9 million and a decrease in accrued expenses of $20.5 million. In fiscal year 2002, cash provided by operations was primarily a result of a decrease in inventory of $36.8 million, in addition to net income of $9.0 million. These increases to cash during fiscal year 2002 were partially offset by non-cash considerations of $22.8 million in royalty and license income and a decrease in deferred revenue of $21.0 million.

Varian Semiconductor used $40.0 million for the net purchase of short-term investments during fiscal year 2003. In February 2003, Varian Semiconductor purchased its facility located in Newburyport, Massachusetts from its lessor for approximately $9.3 million, using approximately $3.4 million of cash. As part of this purchase, Varian Semiconductor assumed the seller’s outstanding loan on the property of approximately $5.1 million. Overall, Varian Semiconductor used $12.9 million and $16.9 million of cash for the purchase of property, plant and equipment during fiscal years ended October 3, 2003 and September 27, 2002, respectively. Cash provided by investing activities for the fiscal year ended September 27, 2002 included $28.0 million that was generated from the sale of the Lam warrant on April 1, 2002 (See Note 20 in the Notes to the Consolidated Financial Statements).

During fiscal year 2003, Varian Semiconductor generated $17.9 million of cash from financing activities, primarily due to $18.9 million from the issuance of stock upon the exercise of stock options and under the employee stock purchase plan, offset by repayments on short- and long-term borrowings. During fiscal year 2002, $6.9 million of cash was generated by financing activities, primarily due to $16.0 million from the issuance of stock upon the exercise of stock options. This was partially offset by repayments of short-term borrowings of $9.1 million.

Varian Semiconductor has an agreement with two banks to sell specific receivables, subject to recourse provisions. There were no receivables sold under these arrangements during fiscal year 2003. During fiscal year 2002 and 2001, approximately $9.3 million and $13.3 million, respectively, of receivables were sold under these arrangements. As of October 3, 2003, no receivables sold to the bank were outstanding. As of September 27, 2002, approximately $4.5 million of receivables sold to the bank remained outstanding. Varian Semiconductor has not recorded any asset or liability in connection with these agreements. Varian Semiconductor does not believe it is materially at risk for any losses as a result of this agreement.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash, cash equivalents and short-term investments of $350.5 million at October 3, 2003 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments, environmental contingencies and cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

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

Contractual Obligations

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of income. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of October 3, 2003 have not been included in the consolidated balance sheets and statements of income included under Item 8. Financial Statements and Supplementary Data; however, they have been disclosed in the following table in order to provide an accurate picture of Varian Semiconductor’s financial position and liquidity.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years
	(Amounts in thousands)
Operating leases	$2,490	$1,850	$594	$46
Purchase order commitments	32,093	32,023	70	—
Letter of credit	1,900	1,900	—	—

Total commitments	$36,483	$35,773	$664	$46

As of October 3, 2003 and September 27, 2002, Varian Semiconductor’s subsidiary in Japan had two credit facilities available with two different financial institutions. Maximum available borrowings on each of the two loans were as follows: (¥)590,000,000 ($5.3 million at October 3, 2003) and (¥)1,000,000,000 ($9.0 million at October 3, 2003). The loans are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. Interest rates for the (¥)590,000,000 credit facility are the Tokyo interbank offered rate + 1.75% (approximately 1.81% at October 3, 2003 and 1.84% at September 27, 2002). The interest rate for the other credit facility is based on the short-term prime rate + 0.25% (approximately 1.63% at October 3, 2003 and 1.38% at September 27, 2002). The loans mature every 30 to 90 days and are normally rolled over into new 30 to 90 day loans upon maturity. As of September 27, 2002, Varian Semiconductor had a third credit facility that was terminated during the first quarter of fiscal year 2003. Total outstanding borrowings at October 3, 2003 were (¥)590,000,000, or $5.3 million, and at September 27, 2002 were (¥)690,000,000, or $5.6 million.

Varian Semiconductor also has borrowing capacity in Europe, Korea and Taiwan. In April 2003, Varian Semiconductor’s subsidiary in Europe renewed a credit facility that includes overdraft protection of Euro 1.0 million ($1.2 million at October 3, 2003). Interest accrues at the Euro base rate + 1.5% (approximately 4.25% at October 3, 2003). Varian Semiconductor’s subsidiaries in Korea and Taiwan had credit facilities in place of $3.0 million and $1.0 million, respectively. Any outstanding borrowings on the Korean facility accrue interest at the local base rate + 1.6% (approximately 5.5% at October 3, 2003) and are payable on demand. Any outstanding borrowings on the Taiwan facility accrue interest at the local base rate + 1.40% (approximately 2.2% at October 3, 2003) and are payable on demand. All three credit facilities are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of October 3, 2003 or September 27, 2002 on any of these three loans.

In February 2003, Varian Semiconductor purchased its previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. Prepayment would require Varian Semiconductor to pay a prepayment penalty equal to the greater of two percent of the outstanding principal balance or the excess of the present value of all future loan payments over the outstanding principal balance of the loan. The loan is secured by the property. The $4.9 million carrying amount of the loan had an estimated fair value of $5.8 million at October 3, 2003. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and Varian Semiconductor’s financial condition at October 3, 2003. The loan payments are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Amounts in thousands)
Principal and interest	$7,300	$800	$2,400	$1,600	$2,500

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former VAI, now known as Varian Medical Systems, Inc.. (See also Note 19 in the Notes to the Consolidated Financial Statements.) On April 2, 1999, VAI contributed its SEB to Varian Semiconductor, then distributed to the holders of record of VAI common stock one share of common stock of Varian Semiconductor for each share of VAI common stock owned on March 24, 1999. At the same time, VAI contributed its Instruments Business (“IB”) to VI and distributed to the holders of record of VAI common stock one share of common stock of IB for each share of VAI common stock owned on March 24, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. (“VMS”) effective as of April 2, 1999. These transactions were accomplished under the terms of a Distribution Agreement by and among Varian Semiconductor, VAI, hereafter referred to as VMS for periods following the spin-off and VI (the “Distribution Agreement”). For purposes of providing an orderly transition and to define certain ongoing relationships between and among Varian Semiconductor, VMS and VI after the spin-off Varian Semiconductor, VMS and VI also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement (collectively, the “Distribution Related Agreements”).

The Distribution Related Agreements provide that from and after the spin-off, VMS, VI, and Varian Semiconductor will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VMS and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VMS, VI, and Varian Semiconductor. The Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll and pension liabilities) in accordance with their terms. During fiscal years 2003, 2002 and 2001, Varian Semiconductor was charged $1.4 million, $4.0 million and $3.0 million, respectively, by VMS in settlement of these obligations.

VAI provided Mr. Aurelio with $0.5 million in financing to purchase a residence when VAI recruited and relocated him in 1991. Mr. Aurelio executed a promissory note in favor of VAI in the principal amount of $0.5 million, which was secured by a deed of trust on the property. The note bore interest at a rate of 8.5%, limited by the lesser of the appreciation of the property or the deductibility of such interest for individual income tax purposes and matured no later than 2021. At the request of Varian Semiconductor, Mr. Aurelio repaid the note in full during fiscal year 2003. In return for early repayment of the note, Varian Semiconductor agreed to forego approximately $0.3 million of interest that would have been due when the note was repaid.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Varian Semiconductor adopted SFAS No. 150 in the third quarter of fiscal 2003. The adoption of this pronouncement did not have a material impact on Varian Semiconductor’s consolidated financial statements.

Risk Factors

The semiconductor industry is cyclical, and a slowdown in demand for Varian Semiconductor’s semiconductor manufacturing equipment could negatively affect financial results.

The semiconductor industry historically has been cyclical in nature and has experienced periodic downturns. The industry is currently experiencing volatility in product pricing and in product demand. Volatility may result in significant reductions and delays in the purchase of semiconductor manufacturing equipment and the construction of new fabrication facilities. Even though Varian Semiconductor’s revenues fluctuate significantly from period to period, in order to remain competitive Varian Semiconductor continues to invest in research and development and to maintain its worldwide customer service and support capability. These investments in the business may adversely affect Varian Semiconductor’s financial results.

Varian Semiconductor faces intense competition in the semiconductor equipment industry.

Significant competitive factors in semiconductor equipment manufacturing include the strength of customer relationships, pricing, technological performance and timing, distribution capabilities and financial viability. Varian Semiconductor believes that in order to remain competitive in this industry, it will need to devote significant financial resources to research and development, to offer and market a broad range of products, and maintain and enhance customer service and support centers worldwide. The semiconductor equipment industry is increasingly dominated by large manufacturers who have resources to support customers worldwide, and some of Varian Semiconductor’s competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, service and support than does Varian Semiconductor. With fewer resources, Varian Semiconductor may not be able to match the product offerings or customer service and technical support offered by its competitors. In addition, there are several smaller companies which provide innovative technology that may have performance advantages over Varian Semiconductor’s systems. If these manufacturers continue to improve their product performance and pricing, enter into strategic relationships or consolidate with large equipment manufacturers, sales of Varian Semiconductor’s products may suffer.

Varian Semiconductor derives a substantial portion of its revenues from a small number of customers, and its business may be harmed by the loss of any one significant customer.

Varian Semiconductor has historically sold at least half of its systems in any particular period to its major customers, some of which include AMD, IBM, Infineon, Intel, Micron, Samsung, Sony, ST Microelectronics, Texas Instruments, TSMC and UMC. During some quarters, some of these customers have individually accounted for more than ten percent of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. Furthermore, Varian Semiconductor may have difficulty attracting additional large customers because its sales depend, in large part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. Once a semiconductor manufacturer has selected a particular supplier’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Consequently, Varian Semiconductor may experience difficulty in selling to a prospective customer if that customer initially selects a competitor’s capital equipment.

Varian Semiconductor’s quarterly results of operations are likely to fluctuate, and as a result, Varian Semiconductor may fail to meet the expectations of its investors and securities analysts, which may cause the price of its common stock to decline.

Varian Semiconductor has experienced and expects to continue to experience significant fluctuations in its quarterly financial results. From time to time, customers may accelerate, postpone, or cancel shipments, or production difficulties could delay shipments. A cancellation, delay in shipment or delay in customer acceptance of the product upon installation in any quarter may cause revenue in such quarter to fall significantly below expectations, which could cause the market price of Varian Semiconductor’s common stock to decline. Varian Semiconductor’s financial results also fluctuate based on gross profit realized on sales. Gross profit as a percentage of revenue may vary based on a variety of factors, including the mix and average selling prices of products sold, costs to manufacture and customize systems and inventory management. In addition, a number of other factors could impact Varian Semiconductor’s quarterly financial results, including, but not limited to the following:

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

Because Varian Semiconductor’s operating expenses are based on anticipated capacity levels and a high percentage of Varian Semiconductor’s expenses are relatively fixed, a variation in the timing of recognition of revenue and the level of gross profit from a single transaction could cause financial results to vary significantly from quarter to quarter.

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

Varian Semiconductor believes that its future success will depend on its ability to develop, manufacture and successfully introduce new systems and product lines with improved capabilities and to continue enhancing existing products; in particular, products that respond to the trend toward single wafer processing and 300mm wafer processing. Varian Semiconductor derives virtually all of its revenue from sales and servicing of ion implantation systems and related products and services. Varian Semiconductor must accurately forecast the demand for new products while managing the transition from older products. In addition, Varian Semiconductor may be unable to complete the development or meet the technical specifications of new systems or enhancements or to manufacture and ship these systems or enhancements in volume and on time, which may harm its reputation and business. In the past, Varian Semiconductor has experienced some delays in manufacturing and shipping systems and enhancements. If any of Varian Semiconductor’s new products have reliability or quality problems, Varian Semiconductor may incur additional warranty and service expenses, experience a decline in product orders or incur higher manufacturing costs to correct such problems, all of which could adversely affect financial results.

Varian Semiconductor is subject to the risks of operating internationally and it derives a substantial portion of its revenues from outside the United States.

International revenue has accounted for 61%, 61%, and 71% of Varian Semiconductor’s revenue in fiscal years 2003, 2002, and 2001, respectively; and specifically, revenue in Asia has accounted for a substantial portion of this revenue. Sales to Asia accounted for 46%, 44%, and 50% of revenue in fiscal years 2003, 2002, and 2001, respectively. Because Varian Semiconductor relies on sales to customers in Asia for a substantial portion of its revenue, its business is very likely to be adversely impacted by economic downturns and instability in that region. Varian Semiconductor’s business in Asia is affected by demand in each country. In addition, international sales are subject to risks, including, but not limited to:

•	fluctuations in foreign exchange rates;

•	changes in legal and regulatory requirements;

•	political and economic instability and acts of terrorism;

•	difficulties in accounts receivable collection;

•	any public health crisis such as Severe Acute Respiratory Syndrome, or SARS;

•	difficulties in staffing and managing international operations; and

•	foreign trade disputes.

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

Varian Semiconductor obtains some of the components and subassemblies included in its products from a limited group of suppliers, or in some cases a single source supplier. The loss of any supplier, including any single source supplier, would require obtaining one or more replacement suppliers and may also require devoting significant resources to product development to incorporate new parts from other sources into Varian Semiconductor’s products. The need to change suppliers or to alternate between suppliers might cause delays in delivery or significantly increase Varian Semiconductor’s costs. Although Varian Semiconductor has insurance to protect against loss due to business interruption from these and other sources, Varian Semiconductor cannot provide assurance that such coverage will be adequate or that it will remain available on commercially acceptable terms. Although Varian Semiconductor seeks to reduce its dependence on these limited source suppliers, disruption or loss of these sources could negatively impact its business and damage customer relationships.

Varian Semiconductor’s indemnification obligations under the Distribution Related Agreements could be substantial, and Varian Semiconductor may not be fully indemnified in accordance with this agreement for the expenses it incurs.

Under the terms of the Distribution Related Agreements, each of VMS, VI and Varian Semiconductor has agreed to indemnify the other parties (and certain related persons) from and after the spin-off with respect to certain indebtedness, liabilities and obligations which could be significant. The availability of such indemnities will depend upon the future financial strength of the companies. There is a risk that one or more of these companies will not be able to satisfy their indemnification obligations. In addition, the Distribution Related Agreements generally provides that if a court prohibits a company from satisfying its indemnification obligations, then such obligations will be shared equally by the other companies.

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

VAI has been named by the U.S. Environmental Protection Agency and third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also in various stages of environmental investigation and or remediation under the direction of, or in consultation with foreign, federal, state and local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI’s sale of its Electron Devices business during fiscal year 1995, and the sale of its TFS business during fiscal year 1997). The Distribution Related Agreements provides that each of VMS, Varian Semiconductor and VI will indemnify the others for one-third of these environmental investigation and remediation costs, as adjusted for any insurance proceeds and tax benefits expected to be realized upon payment of these costs.

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.7 million in estimated environmental investigation and remediation costs for these sites and facilities as of October 3, 2003. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.8 million, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.7 million previously described. Varian Semiconductor’s portion of total expenditures for environmental investigation and remediation amounted to $0.5 million in fiscal year 2003, $0.5 million in fiscal year 2002 and $0.8 million in fiscal year 2001.

These accrued amounts are only estimates of anticipated future environmental-related costs, and the amounts actually spent may be greater than such estimates. Accordingly, Varian Semiconductor may need to make additional payments to cover its indemnification obligations that would exceed current estimates. In addition, Varian Semiconductor’s present and past facilities have been in operation for many years, and over that time in the course of those operations, such facilities have used substances which are or might be considered hazardous. Varian Semiconductor also may have generated and disposed of wastes which are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future that Varian Semiconductor cannot now predict.

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

An important element of Varian Semiconductor’s management strategy is to review acquisition prospects that would complement existing products, augment market coverage and distribution ability, or enhance technological capabilities. In the future, Varian Semiconductor may make acquisitions of complementary companies, products or technologies, or may reduce or dispose of certain product lines or technologies that no longer fit Varian Semiconductor’s long-term strategies. Managing an acquired business, disposing of product technologies or reducing personnel entail numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management’s attention to other business concerns, amortization of acquired intangible assets, the incurrence of debt and contingent liabilities and potential loss of key employees or customers of acquired or disposed operations, among others. Varian Semiconductor’s success will depend, to a significant extent, on the ability of its executive officers and other members of its senior management to identify and respond to these challenges effectively. In addition, any acquisitions could result in dilutive issuances of equity securities. There can be no assurance that Varian Semiconductor will be able to achieve and manage successfully any such growth, decline, integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel, or that management, personnel or systems will be adequate to support continued operations. Any such inabilities or inadequacies would have a material adverse effect on Varian Semiconductor’s business, operating results, financial condition, cash flows and/or the price of Varian Semiconductor common stock.

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

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange loss was immaterial in fiscal year 2003.

Forward exchange contracts outstanding are summarized as follows (amounts in thousands):

	October 3, 2003			September 27, 2002
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Euro	$200	0.86	$200	$2,037	1.02	$2,033
Korean Won	—	—	—	830	1,222.51	826
Japanese Yen	—	—	—	339	118.07	327
New Taiwan Dollar	591	33.87	590	293	334.53	289
British Pound	277	0.64	296	111	0.65	112
Israeli Shekel	—	—	—	13	4.75	12

Total foreign currency purchase contracts	$1,068		$1,086	$3,623		$3,599

Foreign currency sell contracts:
Korean Won	$3,380	1,176.28	$3,457	$1,146	1,208.75	$1,128
Euro	2,358	0.93	2,554	—	—	—
Japanese Yen	4,225	115.12	4,389	5,203	120.12	5,112
New Taiwan Dollar	104	33.73	103	1,043	34.52	1,028
Israeli Shekel	127	4.48	129	506	4.70	492

Total foreign currency sell contracts	10,194		10,632	7,898		7,760

Total contracts	$11,262		$11,718	$11,521		$11,359

Varian Semiconductor also hedges currency exposures that are associated with certain of its product sales denominated in Japanese Yen. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these forward foreign exchange contracts are designated as hedges of anticipated product sales, and accordingly the gains and losses resulting from the impact of currency rate movements on these contracts are not recognized in income until the underlying hedged transactions are recognized. Upon recognition, such gains and losses are recorded in revenue as an adjustment to the carrying amount of the underlying transactions in the period in which these transactions are recognized. Should the hedged anticipated product sales not occur within two months of the expiration of the forward foreign exchange contract, any unrealized gain or loss would be recorded in other (loss) income. There were no forward foreign exchange contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at October 3, 2003.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities.

Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and short-term investments. Varian Semiconductor maintains cash investments primarily in U.S. Treasury, government agency securities, and investment-quality municipal securities as well as short-term time deposits with investment grade financial institutions. Cash equivalents at October 3, 2003 and September 27, 2002 were $304.3 million and $305.2 million, respectively. At October 3, 2003, Varian Semiconductor’s short-term investments were $40.0 million and consisted of certificates of deposit that are available-for-sale with maturities of less than two years. There were no short-term investments at September 27, 2002.

In February 2003, Varian Semiconductor purchased its facility located in Newburyport, Massachusetts. As part of the purchase price Varian Semiconductor assumed the seller’s outstanding loan of $5.1 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. The loan is secured by the property. The $4.9 million carrying amount of the loan had an estimated fair value of $5.8 million at October 3, 2003. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and Varian Semiconductor’s financial condition at October 3, 2003.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of Varian Semiconductor as of October 3, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 3, 2003, the disclosure controls and procedures of Varian Semiconductor were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 3, 2003 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The response to this item is contained in part under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K and in part in Varian Semiconductor’s Proxy Statement for the Annual Meeting of Stockholders to be held on February 10, 2004 (the “2004 Proxy Statement”) under the caption “Election of Director,” which section is incorporated herein by this reference.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Item 11.	Executive Compensation.

The response to this item is contained in the 2004 Proxy Statement under the caption “Executive Compensation,” which section is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is contained in the 2004 Proxy Statement under the caption “Principal Stockholders” and “Equity Compensation Plan Information,” which sections are incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions.

The response to this item is contained in the 2004 Proxy Statement under the caption “Transactions with Related Parties,” which section is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.

The response to this item is contained in the 2004 Proxy Statement under the caption “Independent Accountants’ Fees,” which section is incorporated herein by this reference.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements: (see index on page F-1 of this report)

•	Report of Independent Auditors

•	Consolidated Balance Sheets as of October 3, 2003 and September 27, 2002

•	Consolidated Statements of Income for fiscal years ended October 3, 2003, September 27, 2002, and September 28, 2001

•	Consolidated Statements of Cash Flows for fiscal years ended October 3, 2003, September 27, 2002, and September 28, 2001

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for fiscal years ended October 3, 2003, September 27, 2002, and September 28, 2001

•	Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedule: (see index on page F-1 of this report)

The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2003, 2002, and 2001 is filed as a part of this Report and should be read in conjunction with the consolidated financial statements of the Registrant and its subsidiaries.

•	Schedule II—Valuation and Qualifying Accounts

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

A Current Report on Form 8-K was filed with the SEC on September 22, 2003. The report contained information regarding the establishment of a structured diversification plan for Richard A. Aurelio, the Chairman of the Board and Chief Executive Officer of Varian Semiconductor, pursuant to Rule 10b5-1 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

By:	/s/ ROBERT J. HALLIDAY
Robert J. Halliday Vice President and Chief Financial Officer

Date: December 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. AURELIO Richard A. Aurelio	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 12, 2003

/s/ ERNEST L. GODSHALK, III Ernest L. Godshalk, III	President, Chief Operating Officer and Director	December 12, 2003

/s/ ROBERT J. HALLIDAY Robert J. Halliday	Vice President and Chief Financial Officer (Principal Financial Officer)	December 12, 2003

/s/ SETH H. BAGSHAW Seth H. Bagshaw	Vice President and Corporate Controller (Principal Accounting Officer)	December 12, 2003

/s/ GEORGE W. CHAMILLARD George W. Chamillard	Director	December 12, 2003

/s/ ROBERT W. DUTTON Robert W. Dutton	Director	December 12, 2003

/s/ ANGUS A. MACNAUGHTON Angus A. MacNaughton	Director	December 12, 2003

/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett	Director	December 12, 2003

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Distribution Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc. dated as of January 14, 1999.

3.1*	Restated Certificate of Incorporation of Varian Semiconductor Equipment Associates, Inc.

3.2*	By-Laws of Varian Semiconductor Equipment Associates, Inc.

4.1*	Specimen Common Stock Certificate.

4.2*	Rights Agreement.

4.3**	Amendment to the Rights Agreement between First Chicago Trust Company of New York and Registrant, dated February 19, 1999, to appoint EquiServe Trust Company, N.A.

10.1*	Employee Benefits Allocation Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.

10.2*	Intellectual Property Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc., and Varian, Inc.

10.3*	Tax Sharing Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.

10.4*	Transition Services Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.

10.5*	Form of Change in Control Agreement for CEO and Senior Executives.

10.6*	Form of Indemnity Agreement with Directors and Executive Officers.

10.7	Varian Semiconductor Equipment Associates, Inc. Omnibus Stock Plan, as amended.

10.8*	Varian Semiconductor Equipment Associates, Inc. 1999 Management Incentive Plan.

10.9*	Agreement, dated as of July 24, 1998, between Varian Associates, Inc. and High Voltage Engineering Europa B.V.

10.10**	Varian Semiconductor Equipment Associates, Inc. Employee Stock Purchase Plan.

10.11***	Purchase and Sale Agreement, made as of November 27, 2002, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.

10.12***	First Amendment to Purchase and Sale Agreement, dated as of January 6, 2003, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.

10.13***	Second Amendment to Purchase and Sale Agreement, dated as of January 28, 2003, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form 10, as amended (File No. 000-25395).
**	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2001.
***	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2002.

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

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Varian Semiconductor Equipment Associates, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Varian Semiconductor Equipment Associates, Inc. and its subsidiaries at October 3, 2003 and September 27, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 3, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to these financial statements, in fiscal year 2001, the Company changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” As discussed in Note 2 to these financial statements, on September 28, 2002, the Company changed its method of accounting for goodwill in accordance with guidance provided in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

October 23, 2003

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

	October 3, 2003	September 27, 2002
	(Amounts in thousands, except share data)
A S S E T S

Current assets
Cash and cash equivalents	$310,481	$307,840
Short-term investments	40,021	—
Accounts receivable, net	63,048	85,385
Inventories	59,228	81,779
Deferred income taxes	28,486	42,311
Other current assets	19,906	9,938

Total current assets	521,170	527,253
Property, plant and equipment, net	47,013	46,718
Goodwill	12,280	12,280
Other assets	3,071	3,254

Total assets	$583,534	$589,505

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y

Current liabilities
Notes payable and current portion of long-term debt	$5,805	$5,779
Accounts payable	22,530	21,398
Accrued expenses	36,086	48,560
Product warranty	7,684	8,656
Deferred revenue	23,392	60,269

Total current liabilities	95,497	144,662
Long-term accrued expenses	5,198	5,674
Deferred income taxes	4,321	2,933
Long-term debt	4,551	—

Total liabilities	109,567	153,269

Commitments, contingencies and guarantees (Note 19)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 34,977,788 and 33,821,277 shares issued and outstanding at October 3, 2003 and September 27, 2002, respectively	350	338
Capital in excess of par value	290,443	263,470
Retained earnings	183,212	172,428
Accumulated other comprehensive loss	(38)	—

Total stockholders’ equity	473,967	436,236

Total liabilities and stockholders’ equity	$583,534	$589,505

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	October 3, 2003	September 27, 2002	September 28, 2001
	(Amounts in thousands, except per share data)
Revenue
Product	$284,939	$233,535	$534,451
Service	69,187	66,081	82,191
Royalty	8,375	35,831	15,337

Total revenue	362,501	335,447	631,979

Cost of revenue
Product	169,194	155,779	345,781
Service	41,948	40,491	53,026

Total cost of revenue	211,142	196,270	398,807

Gross profit	151,359	139,177	233,172

Operating expenses
Research and development	60,512	51,840	49,817
Marketing, general and administrative	76,919	79,352	93,176
Restructuring	1,435	5,405	1,875

Total operating expenses	138,866	136,597	144,868

Operating income	12,493	2,580	88,304
Interest income	4,675	6,204	8,536
Interest expense	(638)	(487)	(299)
Other income (loss), net	(436)	5,149	—

Income before income taxes and cumulative effect of change in accounting principle	16,094	13,446	96,541
Provision for income taxes	5,310	4,437	31,859

Income before cumulative effect of change in accounting principle	10,784	9,009	64,682
Cumulative effect of change in accounting principle, net of tax of $15,724	—	—	(27,038)

Net income	$10,784	$9,009	$37,644

Weighted average shares outstanding—basic	34,219	33,185	32,275
Weighted average shares outstanding—diluted	35,176	34,799	34,009
Net income per share before cumulative effect of change in accounting principle—basic	$0.32	$0.27	$2.00
Net income per share before cumulative effect of change in accounting principle—diluted	$0.31	$0.26	$1.90
Cumulative effect of change in accounting principle—basic	$—	$—	$(0.84)
Cumulative effect of change in accounting principle—diluted	$—	$—	$(0.80)
Net income per share—basic	$0.32	$0.27	$1.16
Net income per share—diluted	$0.31	$0.26	$1.10

The	accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	October 3, 2003	September 27 2002	September 28, 2001
	(Amounts in thousands)
Cash flow from operating activities:
Net income	$10,784	$9,009	$37,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,070	15,056	13,947
Non-cash consideration for royalty and license revenue	—	(22,800)	—
Realized gain on warrant	—	(5,149)	—
Cumulative effect of change in accounting principle, net of tax	—	—	27,038
Tax benefit from stock options exercised and employee stock purchase plan	8,073	11,783	5,398
Deferred income taxes	15,213	(6,267)	(9,068)
Changes in assets and liabilities:
Accounts receivable	25,863	(992)	95,822
Inventories	24,703	36,800	65,407
Other current assets	(3,088)	96	(1,742)
Accounts payable	1,100	2,123	(43,991)
Accrued expenses	(20,486)	4,490	(6,250)
Product warranty	(1,220)	(11,525)	(4,747)
Deferred revenue	(37,911)	(20,963)	(26,447)
Other	(16)	(428)	379

Net cash provided by operating activities	37,085	11,233	153,390

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,934)	(16,931)	(14,479)
Proceeds from sales and maturities of short-term investments	2,383	—	—
Purchase of short-term investments	(42,404)	—	—
Proceeds from the sale of warrant	—	27,989	—

Net cash (used in) provided by investing activities	(52,955)	11,058	(14,479)

Cash flows from financing activities:
Proceeds from the issuance of common stock	18,912	15,999	7,044
(Repayment) borrowings of notes payable	(846)	(9,123)	11,302
Repayment of long-term debt	(193)	—	—

Net cash provided by financing activities	17,873	6,876	18,346

Effects of exchange rates on cash	638	32	(308)

Net increase in cash and cash equivalents	2,641	29,199	156,949
Cash and cash equivalents at beginning of period	307,840	278,641	121,692

Cash and cash equivalents at end of period	$310,481	$307,840	$278,641

Supplemental information to the cash flow:
Cash (receipts) payments for income taxes, net of refunds	$(2,213)	$(722)	$41,831
Cash payments for interest	$381	$223	$255
Non-cash purchase of property and plant in exchange for debt	$5,099	$—	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
	(Amounts in thousands)
Balance at September 29, 2000 (Restated¹)	32,081	$321	$223,263	$125,775	$—	$349,359
Net income	—	—	—	37,644	—	37,644
Issuance of common stock through stock option plans, including income tax benefit of $5,398	547	5	12,437	—	—	12,442

Balance at September 28, 2001	32,628	326	235,700	163,419	—	399,445
Net income	—	—	—	9,009	—	9,009
Issuance of common stock through stock option plans, including income tax benefit of $11,783	1,193	12	27,770	—	—	27,782

Balance at September 27, 2002	33,821	338	263,470	172,428	—	436,236
Net income	—	—	—	10,784	—	10,784	$10,784
Unrealized investment loss	—	—	—	—	(38)	(38)	(38)

Comprehensive income							$10,746

Issuance of common stock through stock option and stock purchase plans, including income tax benefit of $8,073	1,157	12	26,973	—	—	26,985

Balance at October 3, 2003	34,978	$350	$290,443	$183,212	$(38)	$473,967

The accompanying notes to the consolidated financial statements are an integral part of these statements.

¹	Varian Semiconductor Equipment Associates, Inc. changed its method of valuing domestic inventories. Refer to Note 2. Summary of Significant Accounting Policies for further details.

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

Note 2.    Summary of Significant Accounting Policies

Fiscal Year

Varian Semiconductor’s fiscal year is the 52- to 53-week period that ends on the Friday nearest September 30. Fiscal year 2003 comprises the 53-week period ended on October 3, 2003. Fiscal year 2002 comprises the 52-week period ended on September 27, 2002. Fiscal year 2001 comprises the 52-week period ended on September 28, 2001.

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

For established and new products, a portion of the total purchase price is typically not due until installation occurs and the customer accepts the product. For established products, the lesser of the amount allocated to the equipment or the contractual amount due upon delivery is recorded as product revenue upon delivery. The amount deferred is recognized as revenue upon customer acceptance of all material terms of the customer acceptance criteria. For new products, revenue allocated to the equipment is recognized upon customer acceptance. Revenue related to spare parts and upgrade sales is recognized upon the later of delivery or when the title and risk of loss passes to the customer.

Products are classified as established products if post-delivery acceptance provisions and the installation process have been determined to be routine (due to the fact that the acceptance provisions are generally a replication of pre-shipment procedures) and there is a demonstrated history of achieving predetermined installation cost targets. The majority of products are designed and manufactured to meet contractual customer specifications. To ensure customer specifications are satisfied, the systems are tested at Varian Semiconductor’s manufacturing facility prior to shipment. To the extent that customers’ conditions cannot be replicated in Varian Semiconductor’s

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facilities or if there is not a demonstrated history of meeting newer customer specifications, then the product is treated as new for revenue recognition purposes. Varian Semiconductor has predetermined criteria for changing the classification of a new product to an established product. A new product must achieve a set number of acceptances and a set target for installation cost. Once the criteria have been achieved for a new product, the product is considered established.

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

Change in Revenue Accounting Principle

Varian Semiconductor changed its revenue recognition policy in the fourth quarter of fiscal year 2001, based on guidance provided in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” Varian Semiconductor implemented the provisions of SAB 101 in the fourth quarter of fiscal year 2001, retroactive to the first quarter of fiscal year 2001. Pro forma amounts for the periods beginning before the first quarter of fiscal year 2001 have not been presented, as the effect of the change in accounting principle could not be reasonably determined.

Varian Semiconductor’s previous revenue recognition policy was to recognize product revenue at the time the customer took title to the product, generally at the time of shipment. At that time, Varian Semiconductor also accrued the costs to install the product. For some transactions, a portion of the purchase price was not due until installation is complete and the product was accepted by the customer. Under the new accounting method adopted retroactive to the first quarter of fiscal year 2001, installation is considered a separate earnings process, revenue related to new products is recognized upon customer acceptance and revenue related to established products is accounted for as multiple element arrangements as described above.

As a result of this change, Varian Semiconductor reported a change in accounting principle in accordance with Accounting Principles Board (“APB”) Opinion No. 20 “Accounting Changes,” by a cumulative effect adjustment. Varian Semiconductor recorded a non-cash charge of $27.0 million (after reduction for income taxes of $15.7 million), or $0.80 per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2001. For fiscal year 2001, Varian Semiconductor recognized $74.8 million in revenue that is included in the cumulative effect adjustment recorded during the first quarter of fiscal year 2001. The effect of that revenue was to increase income by $20.6 million (net of $12.0 million of tax) for fiscal year 2001. For fiscal year 2002, Varian Semiconductor recognized $3.4 million in revenue that is included in the cumulative effect adjustment recorded during fiscal year 2001. The effect of that revenue was to increase income by $2.3 million (net of $1.1 million of tax) for fiscal year 2002.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been billed per the contractual terms but have not been recognized as revenue.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions in these financial statements include estimated loss contingencies, warranty accruals, income taxes payable, deferred tax assets, valuation of warrants and allowance for doubtful accounts. Actual results could differ from these estimates. During fiscal year 2002, Varian Semiconductor recorded approximately $15.2 million of supply chain and inventory-related charges due to a substantial drop in orders, primarily for legacy products, which resulted in Varian Semiconductor’s outstanding purchase commitments exceeding anticipated demand for such products. During fiscal year 2003, gross margin and pre-tax income was favorably impacted by $7.2 million due to the sale of certain inventory for which the carrying value had been reduced in previous periods and the reduction of adverse inventory purchase commitments that had previously been accrued. Gross profit was favorably affected in fiscal year 2003 by $2.9 million primarily due to engineering and product design enhancements that improved product warranty experience. Varian Semiconductor has continued to improve its accounts receivable collections experience. As a result, $1.8 million and $2.7 million of customer accounts receivable were collected in fiscal year 2003 and 2002, respectively, that were previously included in the allowance for doubtful accounts.

Legal Expenses

Varian Semiconductor accrues estimated amounts for legal fees expected to be incurred in connection with loss contingencies that are both probable and estimable.

Foreign Currency Translation

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

Varian Semiconductor’s foreign subsidiaries operate and sell Varian Semiconductor’s products in various global markets. As a result, Varian Semiconductor is exposed to changes in foreign currency exchange rates. Varian Semiconductor utilizes foreign currency forward exchange contracts to hedge against currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. Varian Semiconductor attempts to match the forward contracts with the underlying items being hedged in terms of currency, amount, and maturity. Varian Semiconductor does not use derivative financial instruments for speculative or trading purposes. Since the impact of movements in currency exchange rates on forward contracts offsets most, if not all, of the related impact on the exposures hedged, these financial instruments do not subject Varian Semiconductor to speculative risk that would otherwise result from changes in currency exchange rates. The derivatives are not Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, designated hedges. They are carried at fair value on the balance sheet with changes in its fair value recognized as gains and losses in current period statement of operations.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash, Cash Equivalents and Short-term Investments

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with an original purchase maturity of three months or less to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Short-term investments consist primarily of certificates of deposit and corporate bonds with ratings AA or better.

Concentration of Risk

Financial instruments that potentially expose Varian Semiconductor to concentrations of credit risk consist principally of trade accounts receivable, cash investments and forward exchange contracts. As Varian Semiconductor has sold over half of its systems to its ten largest customers in recent fiscal years, its trade accounts receivable is primarily comprised of these respective customers. However, the concentration of credit risk is limited due to the fact that the customer base is dispersed among many geographic regions and is comprised of mainly larger multi-national companies. Varian Semiconductor performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. As of October 3, 2003, one customer accounted for 12% of the total accounts receivable balance. As of September 27, 2002, two customers, each representing 10% or greater of the total accounts receivable balance, accounted for 24% of the total accounts receivable balance.

In fiscal year 2003, revenue from two customers accounted for 16% and 12% of Varian Semiconductor’s total revenue. In fiscal year 2002, two customers accounted for 13% and 10% of Varian Semiconductor’s total revenue. During fiscal year 2001, no one customer accounted for 10% or more of Varian Semiconductor’s total revenue.

North American sales accounted for 39%, 39% and 30% of Varian Semiconductor’s total revenues in fiscal years 2003, 2002 and 2001, respectively. European sales accounted for 15%, 17%, and 20% of Varian Semiconductor’s total revenues in fiscal years 2003, 2002 and 2001, respectively. Sales to the Asia-Pacific region accounted for 46%, 44% and 50% of revenues in fiscal years 2003, 2002 and 2001, respectively.

Varian Semiconductor maintains cash investments primarily in U.S. Treasury, government agency securities, and investment quality municipal securities as well as short-term time deposits with investment grade financial institutions. Cash equivalents at October 3, 2003 and September 27, 2002 were $304.3 million and $305.2 million, respectively. Cash and cash equivalents are invested with nine financial institutions. Varian Semiconductor also places forward foreign exchange contracts with investment grade financial institutions in order to minimize currency risk exposure. Short-term investments consist primarily of certificates of deposit and corporate bonds with ratings AA or better. All short-term investments have been classified as available-for-sale and are carried at fair market value, which approximates cost, due to the short period of time to maturity and the relative risk of the investments.

Change In Inventory Accounting Principle

During the first quarter of fiscal year 2001, Varian Semiconductor changed its method of valuing domestic inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method.

Prior to the spin-off to shareholders on April 2, 1999, Varian Semiconductor had operated as a division of Varian Associates, Inc. (“VAI”), and had been required to conform to the parent company’s LIFO method of valuing domestic inventory. Varian Semiconductor experienced declining materials costs and anticipated lower material

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unit costs in the foreseeable future through value engineering. Therefore, Varian Semiconductor believed the FIFO method was preferable, since it would more appropriately match revenues and expenses. Additionally, the adoption of the FIFO method by Varian Semiconductor allows more readily comparable financial results with its principal competitors and other companies in the broader semiconductor industry segment where the use of the FIFO method of accounting is broadly accepted. Varian Semiconductor applied this change retroactively by restating the financial statements as required by APB Opinion No. 20, “Accounting Changes,” which resulted in an increase to net income per diluted share for fiscal year 2000 of $0.03, an increase in retained earnings of $14.2 million, an increase in inventory of $22.5 million and a decrease in deferred taxes of $8.3 million at September 29, 2000.

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed in the period the cost is incurred. Plant and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is less. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounting records. Gains or losses resulting from retirements or disposals are included in income from continuing operations.

Goodwill and Other Long-Lived Assets

At October 3, 2003 and September 27, 2002, goodwill was $12.3 million, (net of accumulated amortization of $7.0 million). In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” to be effective for all fiscal years beginning after December 15, 2001. As part of the adoption of SFAS No. 142 on September 28, 2002, Varian Semiconductor no longer amortizes goodwill, eliminating annual goodwill amortization of approximately $1.6 million. Varian Semiconductor tests for impairment of goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. As of October 3, 2003, Varian Semiconductor completed its annual assessment and determined that goodwill was not impaired.

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

Included in other assets at October 3, 2003 and September 27, 2002 are patents having a value of $0.2 million, (net of accumulated amortization of $19.8 million), which are being amortized on a straight-line basis over the remaining life of the patents.

Environmental Liabilities

Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes

Varian Semiconductor uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

Accounting for Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation and to amend the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Varian Semiconductor adopted SFAS No. 148 in the second quarter of fiscal year 2003.

Varian Semiconductor accounts for stock compensation plans in accordance with APB Opinion No. 25. Accordingly, no compensation expense has been recognized in the financial statements for stock compensation plans. If Varian Semiconductor had elected to recognize compensation cost based on the fair value of all stock awards at grant date as prescribed by SFAS No. 123, the net (loss) income and net (loss) income per basic and diluted share for the fiscal years ended October 3, 2003, September 27, 2002 and September 28, 2001 would have been reduced to the pro forma amounts shown below:

	Fiscal Year
	2003	2002	2001
	(Amounts in thousands, except per share amounts)
Net income as reported	$10,784	$9,009	$37,644
Add: Compensation expense included in net income	—	—	—
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax benefit	(13,596)	(15,758)	(15,954)

Pro forma net (loss) income	$(2,812)	$(6,749)	$21,690

Net income per share—basic, as reported	$0.32	$0.27	$1.16
Net income per share—diluted, as reported	$0.31	$0.26	$1.10
Pro forma net (loss) income per share:
Basic	$(0.08)	$(0.20)	$0.67
Diluted	$(0.08)	$(0.20)	$0.64

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year
	2003	2002	2001
Expected life (in years)	3.5	6.0	6.0
Expected volatility	80.0%	100.0%	100.0%
Risk-free interest rate	2.3%	4.5%	5.1%
Expected dividend yield	0.0%	0.0%	0.0%

The weighted average estimated fair value of stock options granted during the fiscal years ended October 3, 2003, September 27, 2002, and September 28, 2001 was $14.12 per share, $28.85 per share, and $21.42 per share, respectively.

The fair value of shares purchased under the Employee Stock Purchase Plan (“ESPP”) is estimated using the Black-Scholes option pricing model with the following assumptions:

Fiscal Year 2003
Expected life (in years)	0.5
Expected volatility	67.0%
Risk-free interest rate	1.5%
Expected dividend yield	0.0%

The weighted average estimated fair value of shares purchased under the ESPP during the fiscal year ended October 3, 2003 was $8.39 per share.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Varian Semiconductor adopted SFAS No. 150 in the third quarter of fiscal 2003. The adoption of this pronouncement did not have a material impact on Varian Semiconductor’s consolidated financial statements.

Note 3.    Computation of Net Income Per Share

Basic net income per share is calculated based on net income and the weighted average number of common stock outstanding during the reporting period. Diluted net income per share includes additional dilution from stock issuable pursuant to the exercise of stock options outstanding. For purposes of the diluted net income per share calculation, the additional shares issuable upon exercise of stock options are determined using the treasury stock method.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Fiscal Year
	2003	2002	2001
	(Amounts in thousands, except per share data)
Numerator:
Income before cumulative effect of change in accounting principle	$10,784	$9,009	$64,682
Cumulative effect of change in accounting principle, net of tax	—	—	(27,038)

Net income	$10,784	$9,009	$37,644

Denominator:
Denominator for basic income per share:
Weighted average shares outstanding	34,219	33,185	32,275
Effect of dilutive securities:
Stock options	957	1,614	1,734

Denominator for diluted net income per share	35,176	34,799	34,009

Net income per share before cumulative effect of change in accounting principle—basic	$0.32	$0.27	$2.00
Net income per share before cumulative effect of change in accounting principle—diluted	$0.31	$0.26	$1.90
Cumulative effect of change in accounting principle—basic	$—	$—	$(0.84)
Cumulative effect of change in accounting principle—diluted	$—	$—	$(0.80)
Net income per share—basic	$0.32	$0.27	$1.16
Net income per share—diluted	$0.31	$0.26	$1.10

For fiscal year 2003, options to purchase 1.8 million common shares at a weighted average exercise price of $38.56 (an exercise price that exceeded the market value of the underlying common stock) were excluded from the computation of diluted earnings per share. For fiscal year 2002, options to purchase 0.9 million common shares at a weighted average exercise price of $48.33 (an exercise price that exceeded the market value of the underlying common stock) were excluded from the computation of diluted earnings per share. For fiscal year 2001, options to purchase 0.7 million common shares at a weighted average exercise price of $51.85 (an exercise price that exceeded the market value of the underlying common stock) were excluded from the computation of diluted earnings per share.

As of October 3, 2003, Varian Semiconductor had outstanding options to purchase an aggregate of 4,732,225 shares of its common stock at a weighted average price of $24.58. Of these options, options to purchase an aggregate of 3,587,697 shares at a weighted average price of $23.13 were fully vested and exercisable.

Note 4.    Cash, Cash Equivalents and Short-term Investments

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with an original purchase maturity of three months or less to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at October 3, 2003 and September 27, 2002 were $304.3 million and $305.2 million, respectively. Short-term investments consist primarily of certificates of deposit and corporate bonds with ratings AA or better. Varian Semiconductor manages its cash equivalents and short-term investments as a single

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

portfolio of highly marketable securities that is intended to be available to meet Varian Semiconductor’s current cash requirements. As of October 3, 2003, a net unrealized loss on short-term investments of $38,000 was recorded as other comprehensive loss.

Short-term investments by security type at October 3, 2003 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Bank certificates of deposit	$24,301	$—	$—	$24,301
U.S. Treasury and agency securities	4,000	—	(14)	3,986
Corporate bonds	11,758	6	(30)	11,734

	$40,059	$6	$(44)	$40,021

The short-term investment maturities are as follows:

	Maturities by Period
	Total	Less than 1 Year	1-2 Years
	(Amounts in thousands)
Short-term investments	$40,021	$20,093	$19,928

Note 5.    Accounts Receivable

Accounts receivable consist of the following:

	October 3, 2003	September 27 2002
	(Amounts in thousands)
Billed receivables	$65,040	$89,500
Allowance for doubtful accounts	(1,992)	(4,115)

Accounts receivable, net	$63,048	$85,385

Note 6.    Inventories

The components of inventories are as follows:

	October 3, 2003	September 27 2002
	(Amounts in thousands)
Raw materials and parts	$14,929	$26,717
Work in process	18,284	14,440
Finished goods	26,015	40,622

Total inventories	$59,228	$81,779

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Property, Plant and Equipment

The components of property, plant, and equipment are as follows:

	Useful Life	October 3, 2003	September 27 2002
	(In years)	(Amounts in thousands)
Land and land improvement	—	$3,474	$2,710
Buildings	20	40,748	33,450
Machinery and equipment	2–7	80,535	84,962
Construction in progress	—	2,152	274

		126,909	121,396
Accumulated depreciation		(79,896)	(74,678)

Property, plant and equipment, net		$47,013	$46,718

Depreciation expense was $14.1 million, $13.4 million, and $11.9 million for fiscal years 2003, 2002, and 2001, respectively. The cost and accumulated depreciation for machinery and equipment held under capital leases were $0.3 million and $0.2 million, respectively, as of October 3, 2003. The cost and accumulated depreciation for machinery and equipment held under capital leases were $0.5 million and $0.3 million, respectively, as of September 27, 2002.

Note 8.    Goodwill

In July 2001, the FASB issued SFAS No. 142, to be effective for all fiscal years beginning after December 15, 2001. As part of the adoption of SFAS No. 142 on September 28, 2002, Varian Semiconductor no longer amortizes goodwill, eliminating annual goodwill amortization of approximately $1.6 million. Varian Semiconductor tests for impairment of goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. As of October 3, 2003, Varian Semiconductor completed its annual assessment and determined that goodwill was not impaired. At October 3, 2003 and September 27, 2002, Varian Semiconductor had unamortized goodwill of approximately $12.3 million.

Had Varian Semiconductor adopted SFAS No. 142 as of September 30, 2000, net income and basic and diluted net income per share would have been as follows:

	Fiscal Year Ended September 27, 2002	Fiscal Year Ended September 28, 2001
	(Amounts in thousands, except per share amounts)
Net income as reported	$9,009	$37,644
Add back: Goodwill amortization expense, net of tax effect	1,081	1,231

Adjusted net income	$10,090	$38,875

Basic net income per share, as reported	$0.27	$1.16
Add back: Goodwill amortization expense, net of tax effect	0.03	0.04

Adjusted basic net income per share	$0.30	$1.20

Diluted net income per share, as reported	$0.26	$1.10
Add back: Goodwill amortization expense, net of tax effect	0.03	0.04

Adjusted diluted net income per share	$0.29	$1.14

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Notes Payable

As of October 3, 2003 and September 27, 2002, Varian Semiconductor’s subsidiary in Japan had two credit facilities available with two different financial institutions. Maximum available borrowings on each of the two loans were as follows: (¥)590,000,000 ($5.3 million at October 3, 2003) and (¥)1,000,000,000 ($9.0 million at October 3, 2003). The loans are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. Interest rates for the (¥)590,000,000 credit facility are the Tokyo interbank offered rate + 1.75% (approximately 1.81% at October 3, 2003 and 1.84% at September 27, 2002). The interest rate for the other credit facility is based on the short-term prime rate + 0.25% (approximately 1.63% at October 3, 2003 and 1.38% at September 27, 2002). The loans mature every 30 to 90 days and are normally rolled over into new 30 to 90 day loans upon maturity. As of September 27, 2002, Varian Semiconductor had a third credit facility that was terminated during the first quarter of fiscal year 2003. Total outstanding borrowings at October 3, 2003 were (¥)590,000,000, or $5.3 million, and at September 27, 2002 were (¥)690,000,000, or $5.6 million.

Varian Semiconductor also has borrowing capacity in Europe, Korea and Taiwan. In April 2003, Varian Semiconductor’s subsidiary in Europe renewed a credit facility that includes overdraft protection of Euro 1.0 million ($1.2 million at October 3, 2003). Interest accrues at the Euro base rate + 1.5% (approximately 4.25% at October 3, 2003). Varian Semiconductor’s subsidiaries in Korea and Taiwan had credit facilities in place of $3.0 million and $1.0 million, respectively. Any outstanding borrowings on the Korean facility accrue interest at the local base rate + 1.6% (approximately 5.5% at October 3, 2003) and are payable on demand. Any outstanding borrowings on the Taiwan facility accrue interest at the local base rate + 1.40% (approximately 2.2% at October 3, 2003) and are payable on demand. All three credit facilities are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of October 3, 2003 or September 27, 2002 on any of these three loans.

Note 10.    Accrued Expenses

The components of accrued expenses are as follows:

	October 3, 2003	September 27 2002
	(Amounts in thousands)
Payroll and employee benefits	$18,772	$24,226
Income taxes payable	—	2,873
Estimated loss contingencies	7,159	9,022
Post-employment liabilities	3,844	3,647
Restructuring	382	2,864
Other	5,929	5,928

Total accrued expenses	$36,086	$48,560

Note 11.    Product Warranties

Varian Semiconductor warrants that its products will be free from defects in materials and workmanship and will conform to our standard published specifications in effect at the time of delivery for a period of three to twelve months from the date the customer accepts the products. Additionally, Varian Semiconductor warrants that maintenance services will be performed in a workmanlike manner consistent with generally accepted industry standards for a period of ninety days from the completion of any agreed-upon services. Varian Semiconductor provides for the estimated cost of product warranties, the amount of which is based primarily upon historical information, at the time product revenue is recognized. Varian Semiconductor’s warranty obligation is affected

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by a number of factors, including product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to Varian Semiconductor. Should these factors or other factors affecting warranty costs differ from Varian Semiconductor’s estimates, revisions to the estimated warranty liability would be required.

Product warranty activity for fiscal year 2003 was as follows:

Amount of Liability
(Amounts in thousands)
Balance as of September 27, 2002	$8,656
Accruals for warranties issued during the period	10,896
Decrease to pre-existing warranties	(2,874)
Settlements made during the period	(8,994)

Balance as of October 3, 2003	$7,684

Note 12.    Long-Term Accrued Expenses

Long-term accrued expenses are comprised of accruals for environmental costs not expected to be expended within the next year. The current portion is recorded within accrued expenses.

Note 13.    Long-term Debt

In February 2003, Varian Semiconductor purchased its previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. Prepayment would require Varian Semiconductor to pay a prepayment penalty equal to the greater of two percent of the outstanding principal balance or the excess of the present value of all future loan payments over the outstanding principal balance of the loan. The loan is secured by the property. The $4.9 million carrying amount of the loan had an estimated fair value of $5.8 million at October 3, 2003. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and Varian Semiconductor’s financial condition at October 3, 2003. The loan payments are as follows:

Fiscal Year	(Amounts in thousands)
2004	$800
2005	800
2006	800
2007	800
2008	800
Thereafter	3,300

Total loan payments	7,300
Less: Amount representing interest	2,394

Total principal	$4,906

Current portion of long-term debt	$(355)

Long-term debt	$4,551

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of October 3, 2003, Varian Semiconductor also has a standby letter of credit outstanding for $1.9 million as a guarantee for the debt on this facility.

Note 14.    Forward Exchange Contracts

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

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange loss for the fiscal years ended 2003, 2002 and 2001 were $33,000, $400,000 and $800,000, respectively.

Forward exchange contracts outstanding are summarized as follows (amounts in thousands):

	October 3, 2003			September 27, 2002
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Euro	$200	0.86	$200	$2,037	1.02	$2,033
Korean Won	—	—	—	830	1,222.51	826
Japanese Yen	—	—	—	339	118.07	327
New Taiwan Dollar	591	33.87	590	293	334.53	289
British Pound	277	0.64	296	111	0.65	112
Israeli Shekel	—	—	—	13	4.75	12

Total foreign currency purchase contracts	$1,068		$1,086	$3,623		$3,599

Foreign currency sell contracts:
Korean Won	$3,380	1,176.28	$3,457	$1,146	1,208.75	$1,128
Euro	2,358	0.93	2,554	—	—	—
Japanese Yen	4,225	115.12	4,389	5,203	120.12	5,112
New Taiwan Dollar	104	33.73	103	1,043	34.52	1,028
Israeli Shekel	127	4.48	129	506	4.70	492

Total foreign currency sell contracts	10,194		10,632	7,898		7,760

Total contracts	$11,262		$11,718	$11,521		$11,359

Varian Semiconductor uses derivative instruments to protect its interests from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor hedges its current exposures and a portion of its anticipated foreign currency exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales are primarily denominated in U.S. dollars. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in marketing, general and administrative expenses in the consolidated statements of operations. There has been an immaterial amount of ineffectiveness recognized during the fiscal years ended October 3, 2003 and September 27, 2002.

Varian Semiconductor also hedges currency exposures that are associated with certain of its product sales denominated in Japanese Yen. In accordance with SFAS No. 133, these forward foreign exchange contracts are designated as hedges of anticipated product sales, and accordingly, the gains and losses resulting from the impact of currency rate movements on these contracts are not recognized in income until the underlying hedged transactions are recognized. Upon recognition, such gains and losses are recorded in revenue as an adjustment to the carrying amount of the underlying transactions in the period in which these transactions are recognized. Should the hedged anticipated product sales not occur within two months of the expiration of the forward foreign exchange contract, any unrealized gain or loss would be recorded. There were no forward foreign exchange contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at October 3, 2003.

There were no significant unrealized gains or losses for these forward contracts as of October 3, 2003. The fair value of forward exchange contracts generally reflects the estimated amounts that Varian Semiconductor would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of Varian Semiconductor’s exposure.

Note 15.    Stockholders’ Equity and Employee Stock Plans

Varian Semiconductor’s authorized capital stock consists of 5,000,000 shares of preferred stock, none of which is outstanding, and 150,000,000 shares of common stock. Each holder of common stock is entitled to one vote for each share owned of record on all matters submitted to a vote of stockholders. There are no cumulative voting rights. Subject to the preferential rights of any outstanding series of preferred stock, the holders of common stock will be entitled to such dividends as may be declared by the Board of Directors.

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

On April 2, 1999, each stockholder also received one right for each share of common stock distributed, entitling the stockholder to purchase one one-thousandth of a share of Participating Preferred Stock, par value $0.001 per share, for $120.00, subject to adjustment (a “Right”). The Rights will be exercisable on the earlier to occur of (i) the first date of the public announcement (or such earlier or later date that the Board of Directors may determine) that a person or “group” has acquired beneficial ownership of 15% or more of the outstanding common stock of Varian Semiconductor and (ii) ten business days (or such later date as the Board of Directors may determine) following the commencement of a tender or exchange offer, as defined. The Participating Preferred Stock is designed so that each one one-thousandth of a share has economic and voting terms similar to those of one share of common stock. Each share of Participating Preferred Stock will be entitled to an aggregate dividend per share of 1,000 times the dividend declared per share of common stock and a minimum per share liquidation payment of $100. The Rights shall no longer be exercisable after April 2, 2009. The Board of Directors has reserved 50,000 shares of preferred stock for issuance upon exercise of such Right.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective April 2, 1999, Varian Semiconductor adopted the Omnibus Stock Plan (the “Plan”) under which shares of common stock can be issued to officers, directors, consultants and key employees. The maximum number of shares of Varian Semiconductor common stock available for awards under the Plan is 6,000,000 plus such number of shares as were granted in substitution for other options in connection with the Distribution.

The Compensation Committee of Varian Semiconductor’s Board of Directors administers the Plan. The exercise price for stock options granted under the Plan typically will not be less than 100% of the fair market value on the date of the grant. Options granted are exercisable at the times and on the terms established by the Compensation Committee. Options granted prior to November 8, 2002 had a life no longer than 10 years after the date of grant. Options granted after November 8, 2002 have a life no longer than 7 years after the date of the grant. Options granted are generally exercisable in installments of one-third each year commencing one year following the date of the grant. When certain non-qualified stock options are exercised by domestic employees and directors, Varian Semiconductor generally receives a tax deduction to the extent that the fair market value of the stock option upon exercise exceeds the option price. As of October 3, 2003, 253,396 shares were available for grant.

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

	Shares	Weighted Average Exercise Price
	(Shares in thousands)
Option Activity Under the Plan:
Outstanding at September 29, 2000	5,380	$18.68

Shares exercisable at September 29, 2000	2,801	$13.70

Granted	1,817	$25.76
Exercised	(547)	$13.14
Cancelled or expired	(231)	$30.34
Outstanding at September 28, 2001	6,419	$20.78

Shares exercisable at September 28, 2001	3,597	$16.67

Granted	593	$35.85
Exercised	(1,193)	$14.26
Cancelled or expired	(212)	$32.81
Outstanding at September 27, 2002	5,607	$23.27

Shares exercisable at September 27, 2002	3,923	$19.42

Granted	369	$25.69
Exercised	(1,052)	$15.85
Cancelled or expired	(192)	$38.14
Outstanding at October 3, 2003	4,732	$24.58

Shares exercisable at October 3, 2003	3,588	$23.13

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning options outstanding and exercisable options under the Plan at the end of fiscal year 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

	(In thousands)	(In years)		(In thousands)
$7.37—$10.84	24.4	3.4	$10.64	24.4	$10.64
$11.63—$15.88	1,653.6	5.1	$12.20	1,643.0	$12.19
$16.38—$23.51	641.7	6.0	$19.15	522.6	$18.92
$24.29—$36.00	1,730.8	7.4	$28.38	831.5	$28.38
$36.31—$52.63	648.4	7.0	$50.08	532.9	$51.09
$54.25—$69.00	33.3	6.7	$60.55	33.3	$60.55

	4,732.2	6.3	$24.58	3,587.7	$23.13

During fiscal year 2001, Varian Semiconductor’s Board of Directors authorized the repurchase of up to 2,000,000 shares of Varian Semiconductor’s common stock from time to time on the open market or in privately negotiated transactions. Varian Semiconductor has not repurchased any stock to date.

In November 2001, Varian Semiconductor’s Board of Directors adopted a non-compensatory ESPP. Under the ESPP, employees of Varian Semiconductor who elect to participate are able to purchase common stock at a 15 percent discount from the market value of such stock. The ESPP permits an enrolled employee to have withheld from his or her salary an amount between 1 percent and 10 percent of compensation, which is used to purchase shares of common stock and is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of option periods, each of six months duration. The first offering period commenced on July 1, 2002. A total of 400,000 shares of common stock has been reserved for issuance under the ESPP, of which 104,594 shares have been issued through October 3, 2003.

Note 16.    Retirement Plans

Varian Semiconductor has a defined contribution retirement plan covering substantially all of its U.S. employees. Varian Semiconductor’s major obligation is to contribute an amount based on a percentage of each participant’s base pay. Participants are entitled, upon termination or retirement, to their portion of the retirement fund assets, which are held by a third-party custodian. In fiscal years 2003, 2002 and 2001, Varian Semiconductor’s retirement benefit expense was $3.9 million, $3.8 million and $4.6 million, respectively. These expenses consist of Varian Semiconductor’s defined contribution retirement plan as well as amounts paid to Varian Medical Systems, Inc. (“VMS”) in reimbursement of shared retirement costs.

Effective April 2, 1999, Varian Semiconductor assumed responsibility for all of the retirement plans for active employees of Varian Semiconductor; the responsibility for all others, principally retirees of VAI, remained with VAI and subsequently VMS. Liabilities for post-employment and post-retirement benefits of $3.8 million and $3.5 million have been included in these consolidated financial statements as of October 3, 2003 and September 27, 2002, respectively.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Income Taxes

Provision for income taxes:

	Fiscal Year Ended
	October 3, 2003	September 27, 2002	September 28, 2001
	(Amounts in thousands)
Current
U.S. Federal	$(11,675)	$10,530	$33,460
State	(110)	669	1,169
Foreign	1,882	(494)	5,664

Total current	(9,903)	10,705	40,293

Deferred
U.S. Federal	14,828	(6,682)	(8,570)
State	357	102	(25)
Foreign	28	312	161

Total deferred	15,213	(6,268)	(8,434)

Provision for income taxes	$5,310	$4,437	$31,859

The total pre-tax operating income consists of the following:

	Fiscal Year Ended
	October 3, 2003	September 27, 2002	September 28, 2001
	(Amounts in thousands)
U.S.	$9,383	$9,403	$84,185
Foreign	6,711	4,043	12,356

Total	$16,094	$13,446	$96,541

The effective tax rate on income before taxes differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Year Ended
	October 3, 2003	September 27, 2002	September 28, 2001
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net	1.0	3.7	0.8
Extraterritorial income exclusion	—	—	(2.6)
Research and development tax credits	(2.0)	(4.0)	(1.8)
Foreign tax differential and net U.S. tax on foreign income	(1.6)	(2.6)	1.4
Other	0.6	0.9	0.2

Effective tax rate	33.0%	33.0%	33.0%

Varian Semiconductor has not provided for possible U.S. taxes on the undistributed income of foreign subsidiaries that is considered to be reinvested indefinitely. At October 3, 2003, September 27, 2002 and September 28, 2001, such undistributed foreign income was approximately $14.0 million, $14.1 million and $10.9 million, respectively.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets and liabilities were as follows:

	October 3, 2003	September 27, 2002
	(Amounts in thousands)
Deferred tax assets:
Inventory	$15,412	$21,413
Product warranty	2,433	2,452
Deferred revenue	1,502	7,299
Accrued vacation and other compensation	2,651	2,977
Allowance for doubtful accounts	685	1,459
Tax credit carryforwards	3,170	3,170
Other	2,910	4,208

Total deferred tax assets	28,763	42,978
Deferred tax liabilities:
Property, plant and equipment	(4,598)	(3,600)

Total deferred tax liabilities	(4,598)	(3,600)

Net deferred tax asset	$24,165	$39,378

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax assets includes tax credit carryforwards of $3.2 million at October 3, 2003, which expire beginning in fiscal year 2008 and $3.2 million at September 27, 2002, which expire in fiscal year 2007.

SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. On a quarterly basis, Varian Semiconductor evaluates both the positive and negative evidence bearing upon the realizability of its deferred tax assets. Varian Semiconductor considers future taxable income, ongoing prudent and feasible tax planning strategies, and the ability to utilize tax losses and credits in assessing the need for a valuation allowance. Management has concluded that no valuation allowance is required at this time. Should Varian Semiconductor determine that it is not able to realize all or part of its deferred tax assets in the future, a valuation allowance would be required resulting in an expense recorded within the provision for income taxes line in the Statement of Income in the period in which such determination was made. It is reasonably possible that the amount of the deferred tax asset considered realizable could be reduced in the near term if future taxable income is reduced.

In fiscal years 2003, 2002 and 2001, tax deductions associated with certain exercises of stock options and activity related to Varian Semiconductor’s ESPP resulted in a tax benefit recorded to capital in excess of par value of $8.1 million, $11.8 million and $5.4 million, respectively.

Note 18.    Lease Commitments

Varian Semiconductor leases various types of warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements that expire at various dates. Future minimum lease payments under operating leases are as follows:

Fiscal Year	Operating Leases
(Amounts in thousands)
2004	$1,850
2005	594
2006	46

Total minimum lease payments	$2,490

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rental expense for fiscal years 2003, 2002 and 2001 was $2.3 million, $3.7 million and $3.4 million, respectively.

Varian Semiconductor also enters into purchase order commitments in the normal course of business. As of October 3, 2003, Varian Semiconductor has approximately $32.1 million of purchase order commitments with various vendors.

Note 19.    Commitments, Contingencies and Guarantees

Varian Semiconductor is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Varian Semiconductor.

As permitted under Delaware law, Varian Semiconductor has agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, in such capacity at the request of Varian Semiconductor. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited; however, Varian Semiconductor has a Director and Officer insurance policy that limits its exposure and enables Varian Semiconductor to recover a portion of any future amounts paid. As a result of Varian Semiconductor’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of October 3, 2003.

Varian Semiconductor enters into indemnification agreements in the normal course of business. Pursuant to these agreements, Varian Semiconductor indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited. Management believes the estimated fair value of these agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of October 3, 2003.

Varian Semiconductor also indemnifies certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Varian Semiconductor’s products and services or resulting from the acts or omissions of Varian Semiconductor, its employees, officers, authorized agents or subcontractors. Varian Semiconductor has general and umbrella insurance policies that limit its exposure under these indemnification obligations and guarantees. As a result of our insurance policy coverage, Varian Semiconductor believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of October 3, 2003.

Environmental Remediation

Prior to the spin-off of Varian Semiconductor from VAI on April 2, 1999, Varian Semiconductor’s business was operated as the Semiconductor Equipment Business (“SEB”) of VAI. On April 2, 1999, VAI contributed its SEB to Varian Semiconductor, its Instruments Business (“IB”) to Varian, Inc. (“VI”), and changed its name to VMS.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These transactions were accomplished under the terms of several agreements by and among Varian Semiconductor, VI and VMS (collectively, the “Distribution Related Agreements”). VAI has been named by the United States Environmental Protection Agency or third parties as a potentially responsible party under CERCLA, at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI’s sale of its Electron Devices business during fiscal year 1995, and the sale of its Thin Film Systems business during fiscal year 1997). The Distribution Related Agreements provide that each of VMS, Varian Semiconductor and VI will indemnify the others for one-third of these environmental investigation and remediation costs, as adjusted for any insurance proceeds and tax benefits expected to be realized upon payment of these costs.

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.7 million in estimated environmental investigation and remediation costs for these sites and facilities as of October 3, 2003. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.8 million, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.7 million previously described. Varian Semiconductor’s portion of total expenditures for environmental investigation and remediation amounted to $0.5 million for fiscal year 2003, $0.5 million for fiscal year 2002 and $0.8 million for fiscal year 2001.

As of October 3, 2003, Varian Semiconductor’s environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, is calculated as follows:

Year	Recurring Costs	Non- recurring Costs	Total Anticipated Future Costs
	(Amounts in millions)
2004	$0.2	$1.1	$1.3
2005	0.2	0.4	0.6
2006	0.3	0.1	0.4
2007	0.3	0.2	0.5
2008	0.3	0.2	0.5
Thereafter	4.7	1.0	5.7

Total costs	$6.0	$3.0	9.0

Less imputed interest			2.5

Environmental liability			$6.5

The current portion of the reserve is $1.3 million. The long-term portion of the reserve is $5.2 million, which is included in long-term accrued expenses.

The amounts set forth in the foregoing table are only estimates of anticipated future environmental-related costs, and the amounts actually spent in the years indicated may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites where VMS is undertaking such investigation and remediation activities. VMS believes that most of these cost ranges will narrow as investigation and remediation

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

activities progress. Varian Semiconductor believes that its reserves are adequate, but as the scope of the obligations becomes more clearly defined, these reserves may be modified and related charges against income may be made.

Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to Varian Semiconductor’s financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental-related events, Varian Semiconductor’s management believes that the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of Varian Semiconductor.

Varian Semiconductor evaluates its liability for environmental-related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies where Varian Semiconductor believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements with respect to these lawsuits in prior years. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of Varian Semiconductor’s past and future environmental-related expenditures. Varian Semiconductor therefore has a receivable of $1.3 million in other assets at October 3, 2003, as its portion of the insurance recoveries. Although VMS intends to aggressively pursue additional insurance recoveries, Varian Semiconductor has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

Legal Proceedings

In September 2000, Varian Semiconductor and Applied Materials settled a patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, Varian Semiconductor recorded a gain of $16.0 million ($10.8 million after taxes) relating to this litigation settlement. Varian Semiconductor maintains a provision to cover any residual indemnification obligations described above. Included in current liabilities and classified as an estimated loss contingency was $2.7 million as of October 3, 2003 and September 27, 2002. It is reasonably possible that the amount in this loss contingency could be reduced in the future.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Varian Semiconductor is currently the plaintiff in several legal disputes related to breach of contract and certain patents that Varian Semiconductor believes the defendants have infringed. While Varian Semiconductor believes favorable judgments will be rendered with respect to such claims; the timing and amount, if any, of these judgments is uncertain.

Note 20.    Settlement and License Agreement

On December 19, 2001, Varian Semiconductor and Lam Research Corporation (“Lam”) resolved the patent infringement litigation between the two parties, which was originally filed in October 1993, by Varian Semiconductor granting Lam a license under certain patents. Additionally, all claims and counterclaims have been dismissed in accordance with the agreement. The lawsuit involved Varian Semiconductor’s assertion that Lam infringed three Varian patents that relate to the use of low pressure gas to assist in the heating and cooling of semiconductor wafers during various manufacturing processes, and Lam’s denial that the patents are valid or infringed. Under the agreement, Varian Semiconductor has granted a license to Lam for the patents in return for the payment of $20.0 million, with $5.0 million paid immediately in exchange for prior use of the patents. The remaining $15.0 million is to be paid in 12 quarterly installments through December 2004 and is in exchange for future use of the patents. As further payment for past royalties, Lam issued to Varian Semiconductor a warrant to purchase 2,000,000 shares of Lam common stock for $21.30 per share, exercisable at any time prior to December 31, 2005. The fair value of the warrant was $22.8 million upon receipt on December 19, 2001, based on an independent third party valuation, and has been recognized as royalty and license revenue. In addition, the $5.0 million cash payment was recognized as royalty and license revenue during fiscal year 2002 and the remaining $15.0 million in cash payments to be received will be recognized as royalty and license revenue when due. Under SFAS No. 133 the warrant was treated as a derivative and was measured at fair value at each balance sheet date. During fiscal year 2002, a gain was recorded in other income in the amount of $5.1 million to reflect the change in fair value of the warrant. On April 1, 2002, Varian Semiconductor completed the sale of the Lam warrant to an unrelated third party for $28.0 million in cash.

Note 21.    Restructurings

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

During October 2001, Varian Semiconductor reduced its workforce, primarily in the U.S., by approximately 200 employees. Varian Semiconductor recognized approximately $2.2 million in restructuring costs during the first quarter of fiscal year 2002. In September 2002, in anticipation of continued soft demand for semiconductor devices and semiconductor capital equipment, Varian Semiconductor announced additional actions to restructure its business and reduce costs. Varian Semiconductor recognized $3.2 million in restructuring costs during the fourth quarter of fiscal year 2002. As a result of this restructuring, approximately 100 employees were terminated worldwide prior to September 27, 2002. There were also charges associated with closing an office and relocating another office.

During fiscal year 2003, Varian Semiconductor recognized approximately $1.4 million in restructuring costs. The restructuring costs related to a reduction in headcount of approximately 55 employees and were severance-related.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The majority of the restructuring reserve balance of $0.4 million as of October 3, 2003 is expected to be paid by December 2003. Below is a table summarizing the restructuring reserve activity in fiscal year 2002 and 2003:

	Reduction in Work Force	Facility Closures	Other	Total
	(Amounts in thousands)
Balance as of September 28, 2001	$—	$—	$—	$—
New charges	4,594	602	209	5,405
Non-cash items	—	—	(114)	(114)
Cash payments	(2,427)	—	—	(2,427)

Balance as of September 27, 2002	2,167	602	95	2,864
New charges	1,390	45	—	1,435
Cash payments	(3,293)	(529)	(95)	(3,917)

Balance as of October 3, 2003	$264	$118	$—	$382

The restructuring reserve of $0.4 million is included in accrued expenses on the balance sheet.

Note 22.    Sale of Receivables

Varian Semiconductor has an agreement with two banks to sell specific receivables, subject to recourse provisions. There were no receivables sold under these arrangements during fiscal year 2003. During fiscal years 2002 and 2001, approximately $9.3 million and $13.3 million, respectively, of receivables were sold under these arrangements. As of October 3, 2003, no receivables sold to the bank were outstanding. As of September 27, 2002, approximately $4.5 million of receivables sold to the bank remained outstanding. Varian Semiconductor has not recorded any asset or liability in connection with these agreements. Varian Semiconductor does not believe it is materially at risk for any losses as a result of this agreement.

Note 23.    Other Transactions with Affiliates

For purposes of providing an orderly transition and to define certain ongoing relationships between and among Varian Semiconductor, VMS and VI after the spin-off Varian Semiconductor, VMS and VI also entered into certain agreements which include a Distribution Agreement, an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement (collectively, the “Distribution Related Agreements”).

The Distribution Related Agreements provide that, from and after the spin-off, VMS, VI and Varian Semiconductor will indemnify each other and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VMS and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VMS, VI and Varian Semiconductor; the Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll and pension liabilities) in accordance with their terms. During fiscal years 2003, 2002 and 2001, Varian Semiconductor was charged $1.4 million, $4.0 million and $3.0 million, respectively, by VMS in settlement of these obligations.

Note 24.    Related-Party Transaction

VAI provided Mr. Aurelio with $0.5 million in financing to purchase a residence when VAI recruited and relocated him in 1991. Mr. Aurelio executed a promissory note in favor of VAI in the principal amount of $0.5 million, which was secured by a deed of trust on the property. The note bore interest at a rate of 8.5%, limited by

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the lesser of the appreciation of the property or the deductibility of such interest for individual income tax purposes and matured no later than 2021. At the request of Varian Semiconductor, Mr. Aurelio repaid the note in full during fiscal year 2003. In return for early repayment of the note, Varian Semiconductor agreed to forego approximately $0.3 million of interest that would have been due when the note was repaid.

Note 25.    Operating Segments and Geographic Information

Varian Semiconductor has determined that it operates in one business segment: the manufacturing, marketing and servicing of semiconductor processing equipment for ion implantation systems. Since Varian Semiconductor operates in one segment, all financial segment information required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” can be found in the consolidated financial statements.

Revenue from Varian Semiconductor’s ten largest customers, including the non-recurring royalties in fiscal year 2002 of $27.8 million received from Lam, in fiscal years 2003, 2002, and 2001 accounted for approximately 66%, 62%, and 56% of revenue, respectively. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In fiscal year 2003, revenue from two customers accounted for 16% and 12% of Varian Semiconductor’s total revenue. In fiscal year 2002, revenue from two customers accounted for 13% and 10% of Varian Semiconductor’s total revenue. During fiscal year 2001, no one customer accounted for 10% or more of Varian Semiconductor’s total revenue.

The following table summarizes revenue based on final destination and long-lived assets by geography:

	North America	Europe	Japan	Taiwan	Korea	Other	Consolidated
	(Amounts in thousands)
2003
Revenue	$142,840	$52,561	$34,203	$40,173	$64,278	$28,446	$362,501
Long-lived assets	40,853	705	964	360	4,062	69	47,013

2002
Revenue	$131,534	$55,930	$32,719	$39,025	$59,754	$16,485	$335,447
Long-lived assets	38,993	1,290	1,671	385	4,319	60	46,718

2001
Revenue	$187,352	$130,174	$88,179	$82,300	$75,104	$68,870	$631,979
Long-lived assets	38,395	589	2,396	235	4,594	79	46,288

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the fiscal years ended 2003, 2002, and 2001

(Amounts in thousands)

Description	Balance at Beginning of Period	Charges to Costs and Expenses (Reductions)	Deductions		Balance at End of Period
			Description	Amount
Allowance for Doubtful Notes & Accounts Receivable
Fiscal Year Ended 2003	$4,115	$(1,782)	Write-offs & adjustments	$341	$1,992

Fiscal Year Ended 2002	$6,893	$(2,691)	Write-offs & adjustments	$87	$4,115

Fiscal Year Ended 2001	$2,956	$3,940	Write-offs & adjustments	$3	$6,893

Estimated Liability for Product Warranty
Fiscal Year Ended 2003	$8,656	$8,022	Warranty expenditures	$8,994	$7,684

Fiscal Year Ended 2002	$20,075	$1,559	Warranty expenditures	$12,978	$8,656

Fiscal Year Ended 2001	$28,190	$19,837	Warranty expenditures	$27,952	$20,075

Excess and Obsolete Inventory Provision
Fiscal Year Ended 2003	$48,195	$(7,205)	Inventory adjustments	$7,150	$33,840

Fiscal Year Ended 2002	$45,430	$15,158	Inventory adjustments	$12,393	$48,195

Fiscal Year Ended 2001	$20,542	$22,727	Inventory adjustments	$(2,161)	$45,430

S-1