Form 10-Q
period 2004-01-02
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2004-02-03
CIK 1079023

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2004

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Shares of common stock outstanding at January 29, 2004: 36,037,072.

An index of exhibits filed with this Form 10-Q is located on page 24.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	January 2, 2004	October 3, 2003

	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$253,090	$310,481
Short-term investments	91,759	40,021
Accounts receivable, net	96,906	63,048
Inventories	74,827	59,228
Deferred income taxes	28,650	28,486
Other current assets	24,410	19,906

Total current assets	569,642	521,170

Property, plant and equipment, net	43,874	47,013
Goodwill	12,280	12,280
Other assets	2,988	3,071

Total assets	$628,784	$583,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$5,974	$5,805
Accounts payable	31,470	22,530
Accrued expenses	36,854	36,086
Product warranty	7,004	7,684
Deferred revenue	31,115	23,392

Total current liabilities	112,417	95,497

Long-term accrued expenses	5,067	5,198
Deferred income taxes	4,321	4,321
Long-term debt	4,457	4,551

Total liabilities	126,262	109,567

Commitments, contingencies and guarantees (Note 12)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 35,856,729 and 34,977,788 shares issued and outstanding at January 2, 2004 and October 3, 2003, respectively	359	350
Capital in excess of par value	314,235	290,443
Retained earnings	188,015	183,212
Accumulated other comprehensive loss	(87)	(38)

Total stockholders’ equity	502,522	473,967

Total liabilities and stockholders’ equity	$628,784	$583,534

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Three Months Ended
	January 2, 2004	December 27, 2002
	(Amounts in thousands, except per share data)
Revenue
Product	$86,439	$61,940
Service	13,310	19,320
Royalty	2,094	2,449

Total revenue	101,843	83,709

Cost of revenue
Product	50,447	37,544
Service	9,014	10,720

Total cost of revenue	59,461	48,264

Gross profit	42,382	35,445

Operating expenses
Research and development	16,265	13,569
Marketing, general and administrative	19,808	18,931

Total operating expenses	36,073	32,500

Operating income	6,309	2,945
Interest income	1,080	1,308
Interest expense	(224)	(72)
Other income, net	3	58

Income before income taxes	7,168	4,239
Provision for income taxes	2,365	1,398

Net income	$4,803	$2,841

Weighted average shares outstanding - basic	35,503	33,915
Weighted average shares outstanding - diluted	36,711	34,746
Net income per share - basic	$0.14	$0.08
Net income per share - diluted	$0.13	$0.08

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Three Months Ended
	January 2, 2004	December 27, 2002
	(Amounts in thousands)
Cash flow from operating activities:
Net income	$4,803	$2,841
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,135	3,552
Tax benefit from stock options exercised and employee stock purchase plan	8,889	2,087
Deferred income taxes	(164)	(16)
Amortization of investment premiums	236	—
Changes in assets and liabilities:
Accounts receivable	(32,772)	30,859
Inventories	(14,876)	4,884
Other current assets	(4,504)	(15)
Accounts payable	8,895	(4,704)
Accrued expenses	474	(5,731)
Product warranty	(765)	(355)
Deferred revenue	7,303	(14,302)
Other	(71)	(193)

Net cash (used in) provided by operating activities	(19,417)	18,907

Cash flows from investing activities:
Purchase of property, plant and equipment	(893)	(2,456)
Purchase of short-term investments	(52,036)	(11,500)

Net cash used in investing activities	(52,929)	(13,956)

Cash flows from financing activities:
Proceeds from the issuance of common stock	14,912	3,400
Borrowings (repayment) of notes payable	4	(862)
Repayment of long-term debt	(94)	—

Net cash provided by financing activities	14,822	2,538

Effects of exchange rates on cash	133	131

Net (decrease) increase in cash and cash equivalents	(57,391)	7,620
Cash and cash equivalents at beginning of period	310,481	307,840

Cash and cash equivalents at end of period	$253,090	$315,460

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

These unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual report on Form 10-K filed by Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”) with the Securities and Exchange Commission for the fiscal year ended October 3, 2003. In the opinion of Varian Semiconductor, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three-month period ended January 2, 2004 are not necessarily indicative of the results to be expected for a full year or for any other period.

Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation of the financial statements.

Note 2. Accounting for Stock-Based Compensation

Varian Semiconductor accounts for stock compensation plans in accordance with APB Opinion No. 25. Accordingly, no compensation expense has been recognized in the financial statements for stock compensation plans. If Varian Semiconductor had elected to recognize compensation cost based on the fair value of all stock awards at grant date as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, the net income (loss) and net income (loss) per basic and diluted share for the three-month periods ended January 2, 2004 and December 27, 2002 would have been reduced to the pro forma amounts shown below:

	Fiscal Three Months Ended
	January 2, 2004	December 27, 2002
	(Amounts in thousands, except per share amounts)
Net income as reported	$4,803	$2,841
Add: Compensation expense included in net income	—	—
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax benefit	(2,742)	(3,836)

Pro forma net income (loss)	$2,061	$(995)

Net income per share - basic, as reported	$0.14	$0.08
Net income per share - diluted, as reported	$0.13	$0.08

Pro forma net income (loss) per share:
Basic	$0.06	$(0.03)
Diluted	$0.06	$(0.03)

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

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Fiscal Three Months Ended
	January 2, 2004	December 27, 2002
	(Amounts in thousands, except per share data)
Numerator:
Net income	$4,803	$2,841

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	35,503	33,915
Effect of diluted securities:
Stock options	1,208	831

Denominator for diluted net income per share	36,711	34,746

Net income per share - basic	$0.14	$0.08
Net income per share - diluted	$0.13	$0.08

For the three-month period ended January 2, 2004, options to purchase 649,496 common shares at a weighted average exercise price of $51.09 (an exercise price that exceeded the market value of the underlying common stock) were excluded from the computation of diluted earnings per share. For the three-month period ended December 27, 2002, options to purchase 2,497,343 common shares at a weighted average exercise price of $35.23 (an exercise price that exceeded the market value of the underlying common stock) were excluded from the computation of diluted earnings per share.

As of January 2, 2004, Varian Semiconductor had outstanding options to purchase an aggregate of 4,082,544 shares of its common stock at a weighted average price of $26.92. Of these options, options to purchase an aggregate of 2,905,503 shares of its common stock at a weighted average price of $24.67 were exercisable.

Note 4. Cash, Cash Equivalents and Short-term Investments

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with an original purchase maturity of three months or less to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at January 2, 2004 and October 3, 2003 were $247.9 million and $304.3 million, respectively. Short-term investments consist primarily of U.S. Treasury and government agency securities, certificates of deposit and corporate bonds with ratings AA or better. All of Varian Semiconductor’s short-term investments are classified as available-for-sale at the respective balance sheet dates. Varian Semiconductor manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet Varian Semiconductor’s current cash requirements. As of January 2, 2004, an accumulated net unrealized loss on short-term investments of $87,000 had been recorded as other comprehensive loss.

Short-term investments by security type at January 2, 2004 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Bank certificates of deposit	$24,410	$—	$—	$24,410
U.S. Treasury and agency securities	55,874	15	(85)	55,804
Corporate bonds	11,562	6	(23)	11,545

	$91,846	$21	$(108)	$91,759

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The short-term investment maturities are as follows:

	Maturities by Period
	Total	Less than 1 Year	1-3 Years
	(Amounts in thousands)
Short-term investments	$91,759	$20,083	$71,676

Note 5. Accounts Receivable

Accounts receivable consist of the following:

	January 2, 2004	October 3, 2003
	(Amounts in thousands)
Billed receivables	$98,852	$65,040
Allowance for doubtful accounts	(1,946)	(1,992)

Accounts receivable, net	$96,906	$63,048

Note 6. Inventories

The components of inventories are as follows:

	January 2, 2004	October 3, 2003
	(Amounts in thousands)
Raw materials and parts	$22,520	$14,929
Work in process	28,618	18,284
Finished goods	23,689	26,015

Total inventories	$74,827	$59,228

Note 7. Accrued Expenses

The components of accrued expenses are as follows:

	January 2, 2004	October 3, 2003
	(Amounts in thousands)
Payroll and employee benefits	$18,856	$18,772
Estimated loss contingencies	7,032	7,159
Post-employment liabilities	3,970	3,844
Restructuring	167	382
Other	6,829	5,929

Total accrued expenses	$36,854	$36,086

Note 8. Product Warranties

Varian Semiconductor warrants that its products will be free from defects in materials and workmanship and will conform to our standard published specifications in effect at the time of delivery, for a period of three to twelve months from the date the customer accepts the products. Additionally, Varian Semiconductor warrants that maintenance services will be performed in a workmanlike manner consistent with generally accepted industry standards for a period of ninety days from the completion of any agreed-upon services. Varian Semiconductor provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. Varian Semiconductor’s warranty obligation is affected by a number of factors, including product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to Varian Semiconductor. Should these factors or other factors affecting warranty costs differ from Varian Semiconductor’s estimates, revisions to the estimated warranty liability would be required.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Product warranty activity for the first three months of fiscal year 2004 was as follows:

Amount of Liability
(Amounts in thousands)
Balance as of October 3, 2003	$7,684
Accruals for warranties issued during the period	1,780
Decrease to pre-existing warranties	(223)
Settlements made during the period	(2,237)

Balance as of January 2, 2004	$7,004

Note 9. Long-Term Accrued Expenses

Long-term accrued expenses are comprised of accruals for environmental costs not expected to be expended within the next year. The current portion is recorded within accrued expenses.

Note 10. Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Varian Semiconductor adopted SAB 104 in the first quarter of fiscal year 2004. The adoption of this pronouncement did not have a material impact on Varian Semiconductor’s consolidated financial statements.

Note 11. Operating Segments and Geographic Information

Varian Semiconductor operates in one business segment: the manufacturing, marketing and servicing of ion implantation systems. Since Varian Semiconductor operates in one segment, all financial segment information required by SFAS No. 131, “Segment Reporting,” can be found in the consolidated financial statements.

During the first quarter of fiscal year 2004, revenue from one customer accounted for 20% of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. During the first quarter of fiscal year 2003, revenue from three customers accounted for 16%, 14% and 11% of Varian Semiconductor’s total revenue.

As of January 2, 2004, one customer represented 15% of the total accounts receivable balance. As of December 27, 2002, one customer accounted for 23% of the total accounts receivable balance.

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North America	Europe	Taiwan	Korea	Other	Consolidated
	(Amounts in thousands)
Revenue — Three months ended:
January 2, 2004	$23,980	$13,941	$11,323	$25,647	$26,952	$101,843
December 27, 2002	40,657	11,672	9,102	11,549	10,729	83,709

Property, plant and equipment, net as of:
January 2, 2004	$38,051	$491	$339	$4,043	$950	43,874
October 3, 2003	40,853	705	360	4,062	1,033	47,013

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12. Commitments, Contingencies and Guarantees

Varian Semiconductor is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Varian Semiconductor.

As permitted under Delaware law, Varian Semiconductor has agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at the request of Varian Semiconductor. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited; however, Varian Semiconductor has a Director and Officer insurance policy that limits its exposure and enables Varian Semiconductor to recover a portion of any future amounts paid. As a result of Varian Semiconductor’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of January 2, 2004.

Varian Semiconductor enters into indemnification agreements in the normal course of business. Pursuant to these agreements, Varian Semiconductor indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited. Management believes the estimated fair value of these agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of January 2, 2004.

Varian Semiconductor also indemnifies certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Varian Semiconductor’s products and services or resulting from the acts or omissions of Varian Semiconductor, its employees, officers, authorized agents or subcontractors. Varian Semiconductor has general and umbrella insurance policies that limit its exposure under these indemnification obligations and guarantees. As a result of our insurance policy coverage, Varian Semiconductor believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of January 2, 2004.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.7 million in estimated environmental investigation and remediation costs for these sites and facilities as of January 2, 2004. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.6 million, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.7 million previously described.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of January 2, 2004, Varian Semiconductor’s environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, totaled $6.3 million, of which $1.2 million is classified as current.

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

Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year would be material to Varian Semiconductor’s financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental-related events, Varian Semiconductor’s management believes that the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of Varian Semiconductor.

Varian Semiconductor evaluates its liability for environmental-related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies where Varian Semiconductor believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements with respect to these lawsuits in prior years. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of Varian Semiconductor’s past and future environmental-related expenditures. Varian Semiconductor therefore has a receivable of $1.3 million in other assets at January 2, 2004, as its portion of the insurance recoveries. Although VMS intends to aggressively pursue additional insurance recoveries, Varian Semiconductor has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

As part of the purchase of Varian Semiconductor’s facility located in Newburyport, Massachusetts, the Company has indemnified the lender for any violation of any local, state and federal laws pertaining to environmental regulations, contamination or clean-up. Varian Semiconductor believes the estimated fair value of this indemnification is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for this agreement as of January 2, 2004.

Legal Proceedings

In September 2000, Varian Semiconductor and Applied Materials settled patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, Varian Semiconductor recorded a gain of $16.0 million ($10.8 million after taxes) relating to this litigation settlement. Varian Semiconductor maintains a reserve to cover any residual indemnification obligations. Included in current liabilities and classified as an estimated loss contingency was $2.7 million as of January 2, 2004 and October 3, 2003.

Varian Semiconductor has agreed to indemnify VMS and VI for any costs, liabilities or expenses relating to Varian Semiconductor’s legal proceedings, including the Applied Materials matter. Under the Distribution Related Agreements, Varian Semiconductor has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS. Varian Semiconductor believes the estimated fair value of the indemnification agreements is minimal, except as already recorded on the financial statements.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Varian Semiconductor is currently the plaintiff in several legal disputes related to breach of contract and certain patents that the Company believes the defendants have infringed on our patents. While Varian Semiconductor believes favorable judgments will be rendered with respect to such claims, the timing and amount, if any, of these judgments is uncertain.

Note 13. Restructuring Costs

Varian Semiconductor’s business is cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has historically experienced periodic downturns, and in response Varian Semiconductor has occasionally recorded restructuring charges in connection with cost reduction initiatives implemented in response to the industry downturns. Restructuring charges typically consist of severance, benefits and outplacement services offered to terminated employees, and charges for remaining lease payments on facilities that are closed.

During fiscal year 2003, Varian Semiconductor recognized approximately $1.4 million in restructuring costs. The restructuring costs related to a reduction in headcount of approximately 55 employees and were severance-related. All of the remaining restructuring reserve balance of $0.2 million as of January 2, 2004 is expected to be paid by the end of the third quarter of fiscal year 2004.

Below is a table summarizing the restructuring reserve activity in the first quarter of fiscal year 2004:

	Reduction in Work Force	Facility Closures	Total
	(Amounts in thousands)
Balance as of October 3, 2003	$264	$118	$382
Cash payments	(215)	—	(215)

Balance as of January 2, 2004	$49	$118	$167

The restructuring reserve of $0.2 million is included in accrued expenses on the balance sheet.

Note 14. Comprehensive Income

	Fiscal Three Months Ended
	January 2, 2004	December 27, 2002
	(Amounts in thousands)
Net income	$4,803	$2,841

Other comprehensive loss:
Unrealized loss on short-term investments	(49)	—

Comprehensive income	$4,754	$2,841

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms “believes,” “anticipates,” “expects,” “plans” or similar expressions are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. There are a number of important factors that could cause Varian Semiconductor’s actual results to differ materially from those indicated by forward-looking statements made in this report and presented by management from time to time. Some of the important risks and uncertainties that may cause Varian Semiconductor’s financial results to differ are under the heading “Risk Factors” in this report and in the annual report on Form 10-K for the fiscal year ended October 3, 2003, filed with the Securities and Exchange Commission on December 12, 2003.

The following information should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in “Item 1. Consolidated Financial Statements” of this quarterly report and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Varian Semiconductor’s annual report on Form 10-K for the fiscal year ended October 3, 2003, filed with the Securities and Exchange Commission (“SEC”) on December 12, 2003.

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

Income Tax Provision

Varian Semiconductor’s effective tax rate is affected by the relative levels of taxable income in domestic and foreign tax jurisdictions, U.S. tax credits generated and utilized for research and development expenditures, the U.S. extraterritorial income exclusion and other tax incentives specific to domestic and foreign operations. From time to time, Varian Semiconductor is subject to various domestic and foreign tax audits pertaining to income tax filings for prior periods. Accordingly, foreign and domestic income tax payments could differ from previously recorded income tax provisions depending on the outcome of those audits.

Valuation Allowance on Deferred Tax Assets

Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. On a quarterly basis, Varian Semiconductor evaluates both the positive and negative evidence bearing upon the realizability of its deferred tax assets. Historical evidence is weighted more heavily in this assessment versus expected future results due to the uncertainty of actually achieving forecasted results. Varian Semiconductor considers cumulative pre-tax results for the most recent three-year period (current period inclusive), subject to certain tax adjustments including non-qualified stock option compensation deductions, as an integral step in determining whether a valuation allowance may be required. After including the effect of tax adjustments, Varian Semiconductor entered a three-year cumulative tax loss position in the first quarter of fiscal 2004. Varian Semiconductor also considers future taxable income, ongoing prudent and feasible tax planning strategies, and the ability to utilize tax losses and credits in assessing the need for a valuation allowance.

Based on the weight of the positive and negative evidence, management has concluded that no valuation allowance is required at this time. Should Varian Semiconductor determine that it is not able to realize all or part of its deferred tax assets in the future, a valuation allowance would be required resulting in an expense recorded within the provision for income taxes line in the Statement of Income in the period in which such determination was made. It is reasonably possible that the amount of the deferred tax asset considered realizable could be reduced in the near term if future taxable income is reduced.

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

Revenue

The following table sets forth revenue by category for the three-month periods ended January 2, 2004 and December 27, 2002:

	Fiscal Three Months Ended
	January 2, 2004	December 27, 2002	Change	Percent Change
	(Amounts in thousands)
Product	$86,439	$61,940	$24,499	40%
Service	13,310	19,320	(6,010)	(31)%
Royalty and license	2,094	2,449	(355)	(14)%

Revenue	$101,843	$83,709	$18,134	22%

Product

During the first quarter of fiscal year 2004, product revenue was $86.4 million, compared to $61.9 million for the same period a year ago. The increase was due to increased demand for all product lines and accelerated product delivery requests from customers.

Service

Service revenue during the first quarter of fiscal year 2004 was $13.3 million, compared to $19.3 million for the same period a year ago. The decrease in service revenue is primarily due to a decrease in the amount of installation revenue and the mix of paid service in the first quarter of fiscal year 2004, compared to the same period a year ago.

Royalty

Pursuant to the terms of a Settlement and License Agreement between Varian Semiconductor and Lam Research Corporation (“Lam”), Lam continues to make quarterly cash payments of $1.25 million, which are included in the royalty revenue in the first quarter of fiscal year 2004 and 2003. Lam is required to make quarterly cash payments of $1.25 million through December 2004 for future use of certain of Varian Semiconductor’s patents. Quarterly cash payments are recognized as royalty and license revenue in the period they become due.

During the first quarter of fiscal year 2004, revenue from one customer accounted for 20% of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. During the first quarter of fiscal year 2003, revenue from three customers accounted for 16%, 14% and 11% of Varian Semiconductor’s total revenue.

As of January 2, 2004 and December 27, 2002, one customer represented 15% and 23%, respectively, of the total accounts receivable balance.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given period (see also “Risk Factors” and “Critical Accounting Policies - Revenue Recognition”).

Cost of Product and Service Revenue. Cost of product revenue was $50.4 million and gross margin was 42% for first quarter of fiscal year 2004, compared to the cost of product revenue of $37.5 million and gross margin of 39% for first quarter of fiscal year 2003. Increased production in the first quarter of fiscal year 2004, related to increased customer demand in both the first and second quarters of fiscal year 2004, resulted in more efficient factory and supply chain operations than the same period a year ago. The product gross margin also improved due to lower warranty costs as engineering and design enhancements have reduced warranty experience. These favorable changes in product costs were offset by a higher proportion of high margin revenue being deferred in the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003, as the relative growth in product shipments was greater in the first quarter of fiscal year 2004 than in the first quarter of fiscal year 2003. Higher margin deferrals in one quarter are normally offset by the recognition of the deferrals from the preceding quarter when shipments one quarter approximates the other. Pricing pressure in the industry also adversely affected gross margins. This pricing pressure is expected to continue for the foreseeable future. In addition, the gross margin and pre-tax income in the first quarter of fiscal year 2003 was favorably impacted by $2.9 million from the sale of certain inventory for which the carrying value had been reduced in previous periods and the reduction of adverse inventory purchase commitments. Varian Semiconductor has historically, and may in the future, sustain inventory-related charges resulting from numerous factors, including changes in customers’ purchase commitments, changes in commitments to Varian Semiconductor vendors, technology changes and Varian Semiconductor’s manufacturing lead-times. Cost of service revenue was $9.0 million and gross margin was 32% for the first quarter of fiscal year 2004, compared to a cost of service revenue of $10.7 million and gross margin of 45% for the first quarter of fiscal year 2003. The decrease in gross margin for cost of service revenue for the three-month period ended January 2, 2004 was primarily a result of the product mix of service contracts and installations completed.

Research and Development. Research and development expenses were $16.3 million for the first quarter of fiscal year 2004, compared to $13.6 million for the first quarter of fiscal year 2003. The increase was a result of increased labor and material spending associated with the development of new products, particularly its high current implanters.

Marketing, General and Administrative. Marketing, general and administrative expenses were $19.8 million for the first quarter of fiscal year 2004, compared to $18.9 million in the same period in 2003. The increase in expenses was the result of increased customer demonstrations and higher business activity compared to the same period a year ago.

Interest Income and Interest Expense. During the first quarter of fiscal year 2004, Varian Semiconductor earned $0.9 million in net interest income, compared to $1.2 million for the first quarter of fiscal year 2003. Despite increased investment balances, net interest income decreased from the same period in 2003 due to the interest expense related to the debt assumed as part of the purchase of the facility in Newburyport, Massachusetts in February 2003 and slightly lower interest rates.

Other Income, Net. Other income, net, was $3,000 and $58,000 for the three-month periods ended January 2, 2004 and December 27, 2002, respectively.

Provision for Income Taxes. Varian Semiconductor’s effective income tax rate was 33% for the three-month periods ended January 2, 2004 and December 27, 2002. The effective tax rate differs from the statutory U.S. federal rate of 35% primarily due to the extraterritorial income exclusion and tax credits. Future tax rates may vary from the historic rates depending on the worldwide composition of earnings and the continuing availability of income tax credits, the extra territorial income exclusion, as well as the potential resolution of tax contingencies.

Net Income. As a result of the foregoing factors, in the first quarter of fiscal year 2004 Varian Semiconductor recorded net income of $4.8 million, compared to net income of $2.8 million for the first quarter of fiscal year 2003. The net income per diluted share was $0.13 for the first quarter of fiscal year 2004, compared to net income per diluted share of $0.08 for the first quarter of fiscal year 2003.

Liquidity and Capital Resources

Varian Semiconductor used $19.4 million of cash from operations during the first quarter of fiscal year 2004, compared to $18.9 million of cash generated from operations during the first quarter of fiscal year 2003. Cash used in operations in the first quarter of fiscal year 2004 was primarily from the increases in accounts receivable of $32.8 million and inventories of $14.9 million. Accounts receivable increased due to shipments at the end of the quarter, as Varian Semiconductor was able to meet customer demand for earlier delivery dates. These increases were partially offset by increases in accounts payable of $8.9 million and deferred revenue of $7.3 million, in addition to net income of $4.8 million and a tax benefit of $8.9 million from stock option exercises. In the first quarter of fiscal year 2003, cash provided by operations was primarily a result of a decrease in accounts receivable of $30.9 million and inventory of $4.9 million. These decreases were partially offset by decreases in deferred revenue of $14.3 million, accrued expenses of $5.7 million and accounts payable of $4.7 million.

Varian Semiconductor used $52.0 million and $11.5 million of cash and cash equivalents for the purchase of short-term investments during the first quarter of fiscal year 2004 and 2003, respectively, and $0.9 million and $2.5 million of cash and cash equivalents for the purchase of property, plant and equipment during the first quarter of fiscal year 2004 and 2003, respectively.

During the first quarter of fiscal year 2004, Varian Semiconductor generated $14.8 million of cash from financing activities, primarily due to $14.9 million from the issuance of common stock upon the exercise of stock options and under the employee stock purchase plan, offset by repayments on short- and long-term borrowings. During the first quarter of fiscal year 2003, $2.5 million of cash was generated by financing activities, primarily due to $3.4 million from the issuance of common stock upon the exercise of stock options. This was partially offset by repayments of short-term borrowings of $0.9 million.

Varian Semiconductor has an agreement with two banks to sell specific receivables, subject to recourse provisions. There were no receivables sold under these arrangements during the first quarter of fiscal year 2003 and 2004. As of January 2, 2004, no receivables sold to the bank were outstanding. As of December 27, 2002, approximately $0.1 million of receivables sold to the bank remained outstanding. Varian Semiconductor has not recorded any asset or liability in connection with these agreements. Varian Semiconductor does not believe it is materially at risk for any losses as a result of this agreement.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash, cash equivalents and short-term investments of $344.8 million at January 2, 2004 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments, environmental contingencies and cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

Varian Semiconductor does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, Varian Semiconductor is not exposed to any financing, liquidity, market or credit risk that could arise if Varian Semiconductor had engage in such relationships.

Contractual Obligations

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of income. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of January 2, 2004 have not been included in the consolidated balance sheets and statements of income included under Item 1. Consolidated Financial Statements; however, they have been disclosed in the following table in order to provide a more accurate picture of Varian Semiconductor’s financial position and liquidity.

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years
	(Amounts in thousands)
Operating leases	$2,345	$1,430	$900	$15
Purchase order commitments	43,200	42,250	950	—
Letter of credit	1,900	1,900	—	—

Total commitments	$47,445	$45,580	$1,850	$15

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former VAI, now known as Varian Medical Systems, Inc. (See also Note 12 in the Notes to the Unaudited Interim Consolidated Financial Statements.) On April 2, 1999, VAI contributed its SEB to Varian Semiconductor, then distributed to the holders of record of VAI common stock one share of common stock of Varian Semiconductor for each share of VAI common stock owned on March 24, 1999. At the same time, VAI contributed its Instruments Business (“IB”) to VI and distributed to the holders of record of VAI common stock one share of common stock of IB for each share of VAI common stock owned on March 24, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. (“VMS”) effective as of April 2, 1999. These transactions were accomplished under the terms of a Distribution Agreement by and among Varian Semiconductor, VAI, hereafter referred to as VMS for periods following the spin-off and VI (the “Distribution Agreement”). For purposes of providing an orderly transition and to define certain ongoing relationships between and among Varian Semiconductor, VMS and VI after the spin-off Varian Semiconductor, VMS and VI also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement (collectively, the “Distribution Related Agreements”).

The Distribution Related Agreements provide that from and after the spin-off, VMS, VI, and Varian Semiconductor will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VMS and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VMS, VI, and Varian Semiconductor. The Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll and pension liabilities) in accordance with their terms. During fiscal years 2003, 2002 and 2001, Varian Semiconductor was charged $1.4 million, $4.0 million and $3.0 million, respectively, by VMS in settlement of these obligations. During both the first quarter of fiscal year 2004 and 2003, Varian Semiconductor was charged by VMS $0.4 million in settlement of these obligations.

Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Varian Semiconductor adopted SAB 104 in the first quarter of fiscal year 2004. The adoption of this pronouncement did not have a material impact on Varian Semiconductor’s consolidated financial statements.

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

During a quarter Varian Semiconductor customarily sells a relatively small number of ion implantation systems. Consequently, Varian Semiconductor’s revenue and financial results could be negatively impacted for a particular quarter if anticipated orders from even a few customers are not received in time to permit shipment and customer acceptance of the installation during that quarter. Varian Semiconductor, depending upon contractual commitments and whether a product is an established or new product, typically recognizes a portion of the revenue upon product shipment and the remainder upon customer acceptance. As a result, it is often difficult to determine both the timing of a product shipment and the completion of the installation of the product at the customer’s location. In addition, Varian Semiconductor’s product order backlog at the beginning of each quarter may not include all systems needed to achieve expected revenues for that quarter. Because Varian Semiconductor may build systems according to forecast, the absence of a significant backlog for an extended period of time could adversely affect financial results.

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

The cyclical nature of the semiconductor industry may cause Varian Semiconductor to experience rapid growth or decline in demand for products and services. As a result, Varian Semiconductor may face significant challenges in maintaining adequate management processes, information systems and procedures on a timely basis and training, managing and appropriately sizing the work force. Current conditions in the semiconductor equipment industry challenge management to control spending on operating activities. There can be no assurance that Varian Semiconductor will be able to perform such actions successfully.

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

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar denominated currencies. The aggregate exchange gain was immaterial for the first quarter of fiscal year 2004.

Forward exchange contracts outstanding are summarized as follows (amounts in thousands):

	January 2, 2004			October 3, 2003
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
New Taiwan Dollar	$767	33.91	$764	$591	33.87	$590
British Pound	247	0.58	257	277	0.64	296
Japanese Yen	498	107.34	498	—	—	—
Korean Won	2,241	1,196.14	2,259	—	—	—
Euro	—		—	200	0.86	200

Total foreign currency purchase contracts	$3,753		$3,778	$1,068		$1,086

Foreign currency sell contracts:
Korean Won	$7,560	1,202.00	$7,660	$3,380	1,176.28	$3,457
Euro	2,392	0.83	2,481	2,358	0.93	2,554
Japanese Yen	7,792	108.23	7,851	4,225	115.12	4,389
New Taiwan Dollar	247	33.99	247	104	33.73	103
Israeli Shekel	51	4.47	52	127	4.48	129

Total foreign currency sell contracts	18,042		18,291	10,194		10,632

Total contracts	$21,795		$22,069	$11,262		$11,718

Varian Semiconductor also hedges currency exposures that are associated with certain of its product sales denominated in Japanese Yen. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these forward foreign exchange contracts are designated as hedges of anticipated product sales, and accordingly the gains and losses resulting from the impact of currency rate movements on these contracts are not recognized in income until the underlying hedged transactions are recognized. Upon recognition, such gains and losses are recorded in revenue as an adjustment to the carrying amount of the underlying transactions in the period in which these transactions are recognized. Should the hedged anticipated product sales not occur within two months of the expiration of the forward foreign exchange contract, any unrealized gain or loss would be recorded in other (loss) income. There were no forward foreign exchange contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at January 2, 2004.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities.

Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and short-term investments. Varian Semiconductor maintains cash investments primarily in U.S. Treasury, government agency securities, and investment- quality municipal securities as well as short-term time deposits with investment grade financial institutions. Cash equivalents at January 2, 2004 and October 3, 2003 were $247.9 million and $304.3 million, respectively. At January 2, 2004 and October 3, 2003, Varian Semiconductor’s short-term investments were $91.8 million and $40.0 million, respectively and consisted of certificates of deposit that are available-for-sale with maturities of less than three years.

Commodity Price Risk

Varian Semiconductor is not exposed to material commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of Varian Semiconductor as of January 2, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 2, 2004, the disclosure controls and procedures of Varian Semiconductor were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 2, 2004 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required by this Item is provided in Note 12. Commitments, Contingencies and Guarantees to the Unaudited Interim Consolidated Financial Statements.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Varian Semiconductor Equipment Associates, Inc. Omnibus Stock Plan, as amended.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A Current Report on Form 8-K was furnished on October 30, 2003. The report contained information announcing Varian Semiconductor Equipment Associates, Inc.’s press release issued on October 30, 2003.

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

Date: February 3, 2004