Form 10-Q
period 2004-04-02
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2004-05-10
CIK 1079023

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended April 2, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number: 0-25395

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	77-0501994
State or other jurisdiction of Incorporation or organization:	IRS Employer Identification No.

35 Dory Road, Gloucester, Massachusetts	01930
(Address of principal executive offices)	(Zip code)

(978) 282-2000

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Shares of common stock outstanding at May 9, 2004: 36,301,416.

An index of exhibits filed with this Form 10-Q is located on page 26.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	April 2, 2004	October 3, 2003
	(Amounts in thousands, except share data)
ASSETS

Current assets
Cash and cash equivalents	$275,394	$310,481
Short-term investments	91,741	40,021
Accounts receivable, net	105,757	63,048
Inventories	77,152	59,228
Deferred income taxes	28,650	28,486
Other current assets	21,365	19,906

Total current assets	600,059	521,170

Property, plant and equipment, net	53,160	47,013
Goodwill	12,280	12,280
Other assets	3,010	3,071

Total assets	$668,509	$583,534

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Notes payable and current portion of long-term debt	$6,275	$5,805
Accounts payable	29,441	22,530
Accrued expenses	35,540	36,086
Product warranty	6,826	7,684
Deferred revenue	48,539	23,392

Total current liabilities	126,621	95,497

Long-term accrued expenses	4,974	5,198
Deferred income taxes	4,321	4,321
Long-term debt	4,360	4,551

Total liabilities	140,276	109,567

Commitments, contingencies and guarantees (Note 11)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 36,267,605 and 34,977,788 shares issued and outstanding at April 2, 2004 and October 3, 2003, respectively	363	350
Capital in excess of par value	325,906	290,443
Retained earnings	202,037	183,212
Deferred compensation	(119)	—
Accumulated other comprehensive income (loss)	46	(38)

Total stockholders’ equity	528,233	473,967

Total liabilities and stockholders’ equity	$668,509	$583,534

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
	(Amounts in thousands, except per share data)
Revenue
Product	$109,368	$94,144	195,807	$156,084
Service	16,260	15,083	29,570	34,403
Royalty	1,698	1,972	3,792	4,421

Total revenue	127,326	111,199	229,169	194,908

Cost of revenue
Product	60,058	60,152	110,505	97,696
Service	9,573	9,346	18,587	20,066

Total cost of revenue	69,631	69,498	129,092	117,762

Gross profit	57,695	41,701	100,077	77,146

Operating expenses
Research and development	16,958	14,410	33,223	27,979
Marketing, general and administrative	21,011	19,773	40,819	38,704
Restructuring	—	158	—	158

Total operating expenses	37,969	34,341	74,042	66,841

Operating income	19,726	7,360	26,035	10,305
Interest income	1,098	1,150	2,178	2,458
Interest expense	(194)	(159)	(418)	(231)
Other expense, net	(115)	(193)	(112)	(135)

Income before income taxes	20,515	8,158	27,683	12,397
Provision for income taxes	6,493	2,694	8,858	4,092

Net income	$14,022	$5,464	$18,825	$8,305

Weighted average shares outstanding—basic	36,135	34,141	35,819	34,028
Weighted average shares outstanding—diluted	37,103	34,998	36,907	34,874
Net income per share—basic	$0.39	$0.16	$0.53	$0.24
Net income per share—diluted	$0.38	$0.16	$0.51	$0.24

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Six Months Ended
	April 2, 2004	March 28, 2003
	(Amounts in thousands)
Cash flow from operating activities:
Net income	$18,825	$8,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,308	7,053
Tax benefit from stock options exercised and employee stock purchase plan	13,151	2,391
Deferred income taxes	(164)	158
Amortization of investment premiums	502	—
Changes in assets and liabilities:
Accounts receivable	(41,252)	25,698
Inventories	(22,569)	23,008
Other current assets	(1,459)	359
Accounts payable	6,832	150
Accrued expenses	(892)	(2,381)
Product warranty	(952)	424
Deferred revenue	24,687	(27,658)
Other	(176)	(40)

Net cash provided by operating activities	2,841	37,467

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,000)	(6,883)
Proceeds from sales and maturities of short-term investments	7,104	—
Purchase of short-term investments	(59,326)	(21,500)

Net cash used in investing activities	(60,222)	(28,383)

Cash flows from financing activities:
Proceeds from the issuance of common stock	22,206	5,306
Borrowings (repayment) of notes payable	105	(783)
Repayment of long-term debt	(191)	(27)

Net cash provided by financing activities	22,120	4,496

Effects of exchange rates on cash	174	175

Net (decrease) increase in cash and cash equivalents	(35,087)	13,755
Cash and cash equivalents at beginning of period	310,481	307,840

Cash and cash equivalents at end of period	$275,394	$321,595

Non-cash purchase of property and plant in exchange for debt	$—	$5,099

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

These unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual report on Form 10-K filed by Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”) with the Securities and Exchange Commission for the fiscal year ended October 3, 2003. In the opinion of Varian Semiconductor, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three and six-month periods ended April 2, 2004 are not necessarily indicative of the results to be expected for a full year or for any other period.

Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation of the financial statements.

Note 2. Accounting for Stock-Based Compensation

Varian Semiconductor accounts for stock compensation plans in accordance with APB Opinion No. 25. Accordingly, no compensation expense has been recognized in the financial statements for stock compensation plans. If Varian Semiconductor had elected to recognize compensation cost based on the fair value of all stock awards at grant date as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, the net income and net income per basic and diluted share for the three- and six-month periods ended April 2, 2004 and March 28, 2003 would have been reduced to the pro forma amounts shown below:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
	(Amounts in thousands, except per share amounts)
Net income as reported	$14,022	$5,464	$18,825	$8,305
Add: Compensation expense included in net income	—	—	—	—
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax benefit	(2,824)	(3,896)	(5,566)	(7,732)

Pro forma net income	$11,198	$1,568	$13,259	$573

Net income per share—basic, as reported	$0.39	$0.16	$0.53	$0.24
Net income per share—diluted, as reported	$0.38	$0.16	$0.51	$0.24

Pro forma net income per share:
Basic	$0.31	$0.05	$0.37	$0.02
Diluted	$0.30	$0.04	$0.36	$0.02

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

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
	(Amounts in thousands, except per share data)
Numerator:
Net income	$14,022	$5,464	$18,825	$8,305

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	36,135	34,141	35,819	34,028
Effect of diluted securities:
Stock options	968	857	1,088	846

Denominator for diluted net income per share	37,103	34,998	36,907	34,874

Net income per share—basic	$0.39	$0.16	$0.53	$0.24
Net income per share—diluted	$0.38	$0.16	$0.51	$0.24

For the three- and six-month periods ended April 2, 2004, options to purchase 653,986 and 652,433 common shares at a weighted average exercise price of $50.94 and $51.01, respectively (an exercise price that exceeded the market value of the underlying common stock), were excluded from the computation of diluted earnings per share as inclusion would be anti-dilutive. For the three- and six-month periods ended March 28, 2003, options to purchase 2,554,133 and 2,510,143 common shares at a weighted average exercise price of $34.72 and $35.04, respectively (an exercise price that exceeded the market value of the underlying common stock), were excluded from the computation of diluted earnings per share.

As of April 2, 2004, Varian Semiconductor had outstanding options to purchase an aggregate of 3,685,795 shares of its common stock at a weighted average price of $28.06. Of these options, options to purchase an aggregate of 2,909,366 shares of its common stock at a weighted average price of $26.70 were exercisable.

Note 4. Cash, Cash Equivalents and Short-term Investments

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with an original purchase maturity of three months or less to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at April 2, 2004 and October 3, 2003 were $270.9 million and $304.3 million, respectively. Short-term investments consist primarily of U.S. Treasury and government agency securities, certificates of deposit and corporate bonds with ratings AA or better. All of Varian Semiconductor’s short-term investments are classified as available-for-sale at the respective balance sheet dates. Varian Semiconductor manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet Varian Semiconductor’s current cash requirements. As of April 2, 2004, an accumulated net unrealized gain on short-term investments of $46,000 had been recorded as accumulated other comprehensive income.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Short-term investments by security type at April 2, 2004 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Bank certificates of deposit	$24,525	$—	$—	$24,525
U.S. Treasury and agency securities	55,771	61	(14)	55,818
Corporate bonds	11,399	3	(4)	11,398

	$91,695	$64	$(18)	$91,741

Short-term investment maturities are as follows:

	Maturities by Period
	Total	Less than 1 Year	1-3 Years
	(Amounts in thousands)
Short-term investments	$91,741	$28,211	$63,530

Note 5. Accounts Receivable

Accounts receivable consist of the following:

	April 2, 2004	October 3, 2003
	(Amounts in thousands)
Billed receivables	$107,712	$65,040
Allowance for doubtful accounts	(1,955)	(1,992)

Accounts receivable, net	$105,757	$63,048

Note 6. Inventories

The components of inventories are as follows:

	April 2, 2004	October 3, 2003
	(Amounts in thousands)
Raw materials and parts	$17,250	$14,929
Work in process	24,985	18,284
Finished goods	34,917	26,015

Total inventories	$77,152	$59,228

Note 7. Accrued Expenses

The components of accrued expenses are as follows:

	April 2, 2004	October 3, 2003
	(Amounts in thousands)
Payroll and employee benefits	$18,411	$18,772
Estimated loss contingencies	6,686	7,159
Post-employment liabilities	4,098	3,844
Restructuring	132	382
Other	6,213	5,929

Total accrued expenses	$35,540	$36,086

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Product Warranties

Varian Semiconductor warrants that its products will be free from defects in materials and workmanship and will conform to standard published specifications in effect at the time of delivery, for a period of three to twelve months from the date the customer accepts the products. Additionally, Varian Semiconductor warrants that maintenance services will be performed in a workmanlike manner consistent with generally accepted industry standards for a period of ninety days from the completion of any agreed-upon services. Varian Semiconductor provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. Varian Semiconductor’s warranty obligation is affected by a number of factors, including product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to Varian Semiconductor. Should these factors or other factors affecting warranty costs differ from Varian Semiconductor’s estimates, revisions to the estimated warranty liability would be required.

Product warranty activity for the first half of fiscal year 2004 was as follows:

Amount of Liability
(Amounts in thousands)
Balance as of October 3, 2003	$7,684
Accruals for warranties issued during the period	1,780
Decrease to pre-existing warranties	(223)
Settlements made during the period	(2,237)

Balance as of January 2, 2004	$7,004
Accruals for warranties issued during the period	2,344
Decrease to pre-existing warranties	(374)
Settlements made during the period	(2,148)

Balance as of April 2, 2004	$6,826

Note 9. Long-Term Accrued Expenses

Long-term accrued expenses are comprised of accruals for environmental costs not expected to be expended within the next year. The current portion is recorded within accrued expenses.

Note 10. Operating Segments, Significant Customers and Geographic Information

Varian Semiconductor operates in one business segment: the manufacturing, marketing and servicing of ion implantation systems. Since Varian Semiconductor operates in one segment, all financial segment information required by SFAS No. 131, “Segment Reporting,” can be found in the consolidated financial statements.

During the second quarter of fiscal year 2004, revenue from two customers each accounted for 16% of Varian Semiconductor’s total revenue. During the second quarter of fiscal year 2003, revenue from three customers accounted for 26%, 16% and 14% of Varian Semiconductor’s total revenue. During the first six months of fiscal year 2004, revenue from one customer accounted for 18% of Varian Semiconductor’s total revenue. During the first six months of fiscal year 2003, revenue from two customers accounted for 20% and 13% of Varian Semiconductor’s total revenue.

As of April 2, 2004, two customers, each representing 10% or greater of the total accounts receivable balance, accounted for 25% of the total accounts receivable balance. As of October 3, 2003, one customer accounted for 12% of the total accounts receivable balance.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North America	Europe	Taiwan	Korea	Other	Consolidated
	(Amounts in thousands)
Revenue—Three months ended:
April 2, 2004	$24,110	$14,466	$33,150	$26,758	$28,842	$127,326
March 28, 2003	47,613	11,606	5,800	30,232	15,948	111,199

Revenue—Six months ended:
April 2, 2004	$48,090	$28,407	$44,473	$52,405	$55,794	$229,169
March 28, 2003	88,270	23,278	14,902	41,781	26,677	194,908

Property, plant and equipment, net as of:
April 2, 2004	$47,447	$487	$347	$4,008	$871	$53,160
October 3, 2003	40,853	705	360	4,062	1,033	47,013

Note 11. Commitments, Contingencies and Guarantees

Varian Semiconductor is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Varian Semiconductor.

As permitted under Delaware law, Varian Semiconductor has agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at the request of Varian Semiconductor. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited; however, Varian Semiconductor has a Director and Officer insurance policy that limits its exposure and enables Varian Semiconductor to recover a portion of any future amounts paid. As a result of Varian Semiconductor’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of April 2, 2004.

Varian Semiconductor enters into indemnification agreements in the normal course of business. Pursuant to these agreements, Varian Semiconductor indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited. Management believes the estimated fair value of these agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of April 2, 2004.

Varian Semiconductor also indemnifies certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Varian Semiconductor’s products and services or resulting from the acts or omissions of Varian Semiconductor, its employees, officers, authorized agents or subcontractors. Varian Semiconductor has general and umbrella insurance policies that limit its exposure under these indemnification obligations and guarantees. As a result of our insurance policy coverage, Varian Semiconductor believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of April 2, 2004.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.7 million in estimated environmental investigation and remediation costs for these sites and facilities as of April 2, 2004. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.5 million, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.7 million previously described.

As of April 2, 2004, Varian Semiconductor’s environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, totaled $6.2 million, of which $1.3 million is classified as current.

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

Varian Semiconductor evaluates its liability for environmental-related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies where Varian Semiconductor believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements with respect to these lawsuits in prior years. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of Varian Semiconductor’s past and future environmental-related expenditures. Varian Semiconductor therefore has a receivable of $1.3 million in other assets at April 2, 2004, as its portion of the insurance recoveries. Although VMS intends to aggressively pursue additional insurance recoveries, Varian Semiconductor has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

As part of the purchase of Varian Semiconductor’s facility located in Newburyport, Massachusetts, the Company has indemnified the lender for any violation of any local, state and federal laws pertaining to environmental regulations, contamination or clean-up. Varian Semiconductor believes the estimated fair value of this indemnification is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for this agreement as of April 2, 2004.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Legal Proceedings

In September 2000, Varian Semiconductor and Applied Materials settled patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, Varian Semiconductor recorded a gain of $16.0 million ($10.8 million after taxes) relating to this litigation settlement. Varian Semiconductor maintains a reserve to cover any residual indemnification obligations. Included in current liabilities and classified as an estimated loss contingency was $2.7 million as of April 2, 2004 and October 3, 2003. It is reasonably possible that the amount in this loss contingency could be reduced in the near future, as obligations have been minimal.

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

Varian Semiconductor is currently the plaintiff in several legal disputes related to breach of contract, and the infringement of certain of Varian Semiconductor’s patents by third parties. The outcome of these claims, the timing and amount, if any, is uncertain.

Note 12. Restructuring Costs

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

During fiscal year 2003, Varian Semiconductor recognized approximately $1.4 million in restructuring costs. The restructuring costs related to a reduction in headcount of approximately 55 employees and were severance-related. All of the remaining restructuring reserve balance of $0.1 million as of April 2, 2004 is expected to be paid by the end of fiscal year 2006.

Below is a table summarizing the restructuring reserve activity in the first six months of fiscal 2004:

	Reduction in Work Force	Facility Closures	Total
	(Amounts in thousands)
Balance as of October 3, 2003	$264	$118	$382
Cash payments	(250)	—	(250)

Balance as of April 2, 2004	$14	$118	$132

The restructuring reserve of $0.1 million is included in accrued expenses on the balance sheet.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13. Comprehensive Income

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
	(Amounts in thousands)
Net income	$14,022	$5,464	$18,825	$8,305

Other comprehensive income:
Unrealized gain on short-term investments	133	—	84	—
Effective portion of cash flow hedging instruments	—	33	—	33

Comprehensive income	$14,155	$5,497	$18,909	$8,338

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

The following information should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in “Item 1. Consolidated Financial Statements” of this quarterly report and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Varian Semiconductor’s annual report on Form 10-K for the fiscal year ended October 3, 2003 filed with the Securities and Exchange Commission on December 12, 2003.

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

Varian Semiconductor recognizes revenue from product sales upon shipment, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectibility is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

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

Results of Operations

Industry

Varian Semiconductor designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. The Company’s business is highly cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. Other factors that affect customers’ demand for tools include device size and performance and wafer size.

Revenue

The following table sets forth revenue by category for the three- and six-month periods ended April 2, 2004 and March 28, 2003:

	Fiscal Three Months Ended				Fiscal Six Months Ended
	April 2, 2004	March 28, 2003	Change	Percent Change	April 2, 2004	March 28, 2003	Change	Percent Change
Revenue	(Amounts in thousands)				(Amounts in thousands)
Product	$109,368	$94,144	$15,224	16%	$195,807	$156,084	$39,723	25%
Service	16,260	15,083	1,177	8	29,570	34,403	(4,833)	(14)
Royalty and license	1,698	1,972	(274)	(14)	3,792	4,421	(629)	(14)

Revenue	$127,326	$111,199	$16,127	15%	$229,169	$194,908	$34,261	18%

Product

During the second quarter and first six months of fiscal year 2004, product revenue was $109.4 million and $195.8 million, respectively, compared to $94.1 million and $156.1 million for the same periods a year ago. The increases in product revenue during the second quarter and first six months of fiscal year 2004 were due to an increased demand for ion implanters as well as increased demand for upgrades for our installation base of existing customer machines due to customer requirements to increase wafer production capacity. In addition, the industry is increasing 300mm wafer capacity, thereby increasing demand for 300mm ion implanters.

Service

Service revenue during the second quarter of fiscal year 2004 was $16.3 million, compared to $15.1 million for the same period a year ago, and for the first six months of fiscal year 2004 was $29.6 million, compared to $34.4 million for the same period of fiscal year 2003. The respective increase and decrease in service revenue for the second quarter and first six months of fiscal 2004 was primarily due to the timing of installation revenue. Installation revenue is influenced by shipment volume of ion implanters, product mix and customer mix, and timing of customer acceptance.

Royalty

Pursuant to the terms of a Settlement and License Agreement between Varian Semiconductor and Lam Research Corporation (“Lam”), Lam continues to make quarterly cash payments of $1.25 million, which are included in the royalty revenue in the first and second quarters of fiscal year 2004. Lam is required to make quarterly cash payments of $1.25 million through December 2004 for future use of certain of Varian Semiconductor’s patents. Quarterly cash payments are recognized as royalty and license revenue in the period they become due and are dependent upon shipment volume of products from which royalty payments are generated. Fluctuations in royalty revenue are dependent upon shipment volume of products related to several licensed patents and can fluctuate in any one period.

During the second quarter of fiscal year 2004, revenue from two customers each accounted for 16% of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. During the second quarter of fiscal year 2003, revenue from three customers accounted for 26%, 16% and 14% of Varian Semiconductor’s total revenue.

During the first six months of fiscal year 2004, revenue from one customer accounted for 18% of Varian Semiconductor’s total revenue. During the first six months of fiscal year 2003, revenue from two customers accounted for 20% and 13% of Varian Semiconductor’s total revenue.

As of April 2, 2004, two customers, each representing 10% or greater of the total accounts receivable balance, accounted for 25% of the total accounts receivable balance. As of October 3, 2003, one customer accounted for 12% of the total accounts receivable balance.

Fluctuations in the timing and mix of product shipments, customer requirements for machines, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given period (see also “Risk Factors” and “Critical Accounting Policies—Revenue Recognition”).

Cost of Product and Service Revenue. Cost of product revenue was $60.1 million and gross margin was 45.1% for the second quarter of fiscal year 2004, compared to the cost of product revenue of $60.2 million and gross margin of 36.1% for the second quarter of fiscal year 2003. For the first six months of fiscal year 2004, cost of product revenue was $110.5 million and gross margin was 43.6%, compared to cost of product revenue of $97.7 million and gross margin of 37.4% for the same period of fiscal year 2003.

Increased production in the second quarter and first six months of fiscal year 2004, relating to increased customer demand in both the second and third quarters of fiscal year 2004, resulted in more efficient factory (primarily overhead absorption) and supply chain operations than the same period a year ago. The product gross margin also improved due to lower warranty costs, as engineering and design enhancements have reduced warranty experience. In addition, the gross margin and pre-tax income in the second quarter and first six months of fiscal year 2003 were favorably impacted by $1.3 million and $4.2 million, respectively, from the sale of certain inventory for which the carrying value had been reduced in previous periods and from the reduction of adverse inventory purchase commitments. Varian Semiconductor has historically, and may in the future, sustain inventory-related charges resulting from numerous factors, including changes in customers’ purchase commitments, changes in commitments to Varian Semiconductor vendors, technology changes and Varian Semiconductor’s manufacturing lead times.

Cost of service revenue was $9.6 million and gross margin was 41.1% for the second quarter of fiscal year 2004, compared to a cost of service revenue of $9.3 million and gross margin of 38.0% for the second quarter of fiscal year 2003. For the first half of fiscal year 2004, cost of service revenue was $18.6 million and gross margin was 37.1%, compared to cost of service revenue of $20.1 million and gross margin of 41.7% for the first six months of fiscal year 2003. The increase in gross margin for cost of service revenue for the three-month period ended April 2, 2004 was primarily a result of the product mix of service contracts and paid service. The decrease in gross margin for cost of service revenue for the first six months of fiscal 2004 was primarily a result of the product mix of service contracts and installations completed.

Research and Development. Research and development expenses were $17.0 million for the second quarter of fiscal year 2004, compared to $14.4 million for the second quarter of fiscal year 2003. Research and development expenses for the first six months of fiscal 2004 were $33.2 million, compared to $28.0 million for the first six months of fiscal 2003. The increases were a result of increased labor and material spending associated with the development of new products, particularly high current implanters.

Marketing, General and Administrative. Marketing, general and administrative expenses were $21.0 million for the second quarter of fiscal year 2004, compared to $19.8 million in the same period in 2003. For the first half of fiscal year 2004, marketing, general and administrative expenses were $40.8 million, compared to $38.7 million for the first half of fiscal year 2003. The increases in expenses were the result of supporting increased revenue volume compared to the same period a year ago.

Interest Income and Interest Expense. During the second quarter of fiscal year 2004, Varian Semiconductor earned $0.9 million in net interest income, compared to $1.0 million for the second quarter of fiscal year 2003. Net interest income for the first half of fiscal year 2004 was $1.8 million, compared to $2.2 million for the first half of fiscal year 2003. Despite increased investment balances, net interest income decreased from the same periods in 2003 due to the interest expense related to the debt assumed as part of the purchase of the facility in Newburyport, Massachusetts in February 2003 and slightly lower interest rates.

Other Expense, Net. Other expense, net, was $0.1 million and $0.2 million for the three-month periods ended April 2, 2004 and March 28, 2003, respectively, and $0.1 million for each of the six-month periods ended April 2, 2004 and March 28, 2003.

Provision for Income Taxes. Varian Semiconductor’s effective income tax rate was 31.7% in the second quarter of fiscal year 2004 and 33% in the second quarter of fiscal year 2003. Varian Semiconductor’s effective income tax rate was 32% in the six-month period ended April 2, 2004, as compared with 33% in the first six months of fiscal year 2003.The effective tax rate differs from the statutory U.S. federal rate of 35%, primarily due to the extraterritorial income exclusion and tax credits. Future tax rates may vary from the historic rates depending on the worldwide composition of earnings and the continuing availability of income tax credits, the extra territorial income exclusion, as well as the potential resolution of tax contingencies.

Net Income. As a result of the foregoing factors, in the second quarter of fiscal year 2004 Varian Semiconductor recorded net income of $14.0 million, compared to net income of $5.5 million for the second quarter of fiscal year 2003. The net income per diluted share was $0.38 for the second quarter of fiscal year 2004, compared to net income per diluted share of $0.16 for the second quarter of fiscal year 2003. For the six-month period ended April 2, 2004, Varian Semiconductor recorded net income of $18.8 million and $0.51 per diluted share, as compared with net income of $8.3 million and $0.24 per diluted share in the same period of fiscal year 2003.

Liquidity and Capital Resources

Varian Semiconductor generated $2.8 million of cash from operations during the first six months of fiscal year 2004, compared to $37.5 million of cash generated from operations during the first six months of fiscal year 2003. Cash used in operations in the first six months of fiscal year 2004 was primarily due to increases in accounts receivable of $41.3 million and inventories of $22.6 million. Accounts receivable increased due to a substantial increase in shipments toward the end of the quarter. Inventories increased as a result of increased customer deliveries in the third and fourth quarters. These increases were partially offset by increases in accounts payable of $6.8 million and deferred revenue of $24.7 million, in addition to net income of $18.8 million and a tax benefit of $13.2 million from stock option exercises. In the first six months of fiscal year

2003, cash provided by operations was primarily a result of a decrease in accounts receivable of $25.7 million and inventory of $23.0 million. These decreases were partially offset by decreases in deferred revenue of $27.7 million.

Varian Semiconductor used $59.3 million and $21.5 million of cash and cash equivalents for the purchase of short-term investments during the first six months of fiscal year 2004 and 2003, respectively, and $8.0 million and $6.9 million of cash and cash equivalents for the purchase of property, plant and equipment during the first six months of fiscal year 2004 and 2003, respectively. These were partially offset by proceeds from sales and maturities of short-term investments of $7.1 million during the first six months of fiscal year 2004.

During the six-month period ended April 2, 2004, Varian Semiconductor generated $22.1 million of cash from financing activities, primarily due to $22.2 million from the issuance of common stock upon the exercise of stock options and under the Employee Stock Purchase Plan, partially offset by repayments on long-term borrowings. During the first six months of fiscal year 2003, $4.5 million of cash was generated by financing activities, primarily due to $5.3 million from the issuance of common stock upon the exercise of stock options and under the Employee Stock Purchase Plan, partially offset by repayments on short-term borrowings.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash, cash equivalents and short-term investments of $367.1 million at April 2, 2004 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments, environmental contingencies and cash requirements for the foreseeable future.

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

Contractual Obligations

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of income. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of April 2, 2004 have not been included in the consolidated balance sheets and statements of income included under Item 1. Consolidated Financial Statements; however, they have been disclosed in the following table in order to provide a more accurate picture of Varian Semiconductor’s financial position and liquidity.

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	4-5 Years
	(Amounts in thousands)
Operating leases	$2,810	$1,600	$1,130	$80
Purchase order commitments	51,110	50,100	1,010	—
Letter of credit	1,900	1,900	—	—

Total commitments	$55,820	$53,600	$2,140	$80

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former VAI, now known as Varian Medical Systems, Inc. (See also Note 11 in the Notes to the Unaudited Interim Consolidated Financial Statements.) On April 2, 1999, VAI contributed its SEB to Varian Semiconductor, then distributed to the holders of record of VAI common stock one share of common stock of Varian Semiconductor for each share of VAI common stock owned on March 24, 1999. At the same time, VAI contributed its Instruments Business (“IB”) to VI and distributed to the holders of record of VAI common stock one share of common stock of IB for each share of VAI common stock owned on March 24, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. (“VMS”) effective as of April 2, 1999. These transactions were accomplished under the terms of a Distribution Agreement by and among Varian Semiconductor, VAI, hereafter referred to as VMS for periods following the spin-off and VI (the “Distribution Agreement”). For purposes of providing an orderly transition and to define certain ongoing relationships between and among Varian Semiconductor, VMS and VI after the spin-off Varian Semiconductor, VMS and VI also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement (collectively, the “Distribution Related Agreements”).

The Distribution Related Agreements provide that from and after the spin-off, VMS, VI, and Varian Semiconductor will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VMS and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VMS, VI, and Varian Semiconductor. The Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll and pension liabilities) in accordance with their terms. During fiscal years 2003, 2002 and 2001, Varian Semiconductor was charged $1.4 million, $4.0 million and $3.0 million, respectively, by VMS in settlement of these obligations. During the first six months of fiscal years 2004 and 2003, Varian Semiconductor was charged by VMS $0.9 million and $0.8 million, respectively, in settlement of these obligations.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.7 million in estimated environmental investigation and remediation costs for these sites and facilities as of April 2, 2004. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.5 million, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.7 million previously described. Varian Semiconductor’s portion of total expenditures for environmental investigation and remediation amounted to $0.5 million in fiscal year 2003, $0.5 million in fiscal year 2002 and $0.8 million in fiscal year 2001.

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

Provisions of Varian Semiconductor’s certificate of incorporation and by-laws and of Delaware law could delay, defer or prevent an acquisition or change in control of Varian Semiconductor or otherwise adversely affect the price of its common stock. For example, Varian Semiconductor’s Board of Directors is classified into three classes, and stockholders do not have the right to call special meetings of stockholders. Varian Semiconductor’s certificate of incorporation also permits its Board of Directors to issue shares of preferred stock without stockholder approval. In addition to delaying or preventing an acquisition, the issuance of a substantial number of preferred shares could adversely affect the price of the common stock. Varian Semiconductor has also adopted a stockholders rights plan that may significantly dilute the equity interests of a person seeking to acquire control of Varian Semiconductor without the approval of the Board of Directors.

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

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar denominated currencies. The aggregate exchange gain was immaterial for the second quarter of fiscal year 2004.

Forward exchange contracts outstanding are summarized as follows:

	April 2, 2004			October 3, 2003
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:	(Amounts in thousands)
New Taiwan Dollar	$582	33.01	$583	$591	33.87	$590
British Pound	124	0.55	126	277	0.64	296
Japanese Yen	1,520	104.53	1,531	—	—	—
Korean Won	1,504	1,163.86	1,533	—	—	—
Euro	313	0.82	319	200	0.86	200

Total foreign currency purchase contracts	$4,043		$4,092	$1,068		$1,086

Foreign currency sell contracts:
Korean Won	$4,898	1,180.00	$5,065	$3,380	1,176.28	$3,457
Euro	1,633	0.82	1,654	2,358	0.93	2,554
Japanese Yen	375	110.70	400	4,225	115.12	4,389
New Taiwan Dollar	—	—	—	104	33.73	103
Israeli Shekel	66	4.53	66	127	4.48	129

Total foreign currency sell contracts	6,972		7,185	10,194		10,632

Total contracts	$11,015		$11,277	$11,262		$11,718

Varian Semiconductor also hedges currency exposures that are associated with certain of its product sales denominated in Japanese Yen. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these forward foreign exchange contracts are designated as hedges of anticipated product sales, and accordingly the gains and losses resulting from the impact of currency rate movements on these contracts are not recognized in income until the underlying hedged transactions are recognized. Upon recognition, such gains and losses are recorded in revenue as an adjustment to the carrying amount of the underlying transactions in the period in which these transactions are recognized. Should the hedged anticipated product sales not occur within two months of the expiration of the forward foreign exchange contract, any unrealized gain or loss would be recorded in other (loss) income. There were no forward foreign exchange contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at April 2, 2004.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities.

Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and short-term investments. Varian Semiconductor maintains cash investments primarily in U.S. Treasury, government agency securities, and investment- quality municipal securities as well as short-term time deposits with investment grade financial institutions. Cash equivalents at April 2, 2004 and October 3, 2003 were $270.9 million and $304.3 million, respectively. At April 2, 2004 and October 3, 2003, Varian Semiconductor’s short-term investments were $91.7 million and $40.0 million, respectively and consist primarily of U.S. Treasury and government agency securities, certificates of deposit and corporate bonds with ratings AA or better.

Commodity Price Risk

Varian Semiconductor is not exposed to material commodity price risk.

ITEM 4.    CONTROLS AND PROCEDURES

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of Varian Semiconductor as of April 2, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2004, the disclosure controls and procedures of Varian Semiconductor were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 2, 2004 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is provided in Note 11. Commitments, Contingencies and Guarantees to the Unaudited Interim Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were submitted to a vote of the stockholders at the 2004 Annual Meeting of Stockholders of Varian Semiconductor held on February 10, 2004: (1) the election of a Class II Director for the ensuing three years; (2) the approval of an amendment to the Omnibus Stock Plan to authorize the issuance of up to an aggregate of 100,000 shares of common stock in the form of stock appreciation rights, performance units, performance shares and/or restricted stock; (3) the approval of an amendment to the Omnibus Stock Plan to increase the number of shares of common stock reserved for issuance under the plan by 2,100,000 shares; and (4) the ratification of PricewaterhouseCoopers LLP as Varian Semiconductor’s independent accountants for the fiscal year ending October 1, 2004. The number of shares of common stock eligible to vote as of the record date of December 15, 2003 was 35,779,509 shares. Each of these matters was approved by the requisite vote of the stockholders. Set forth below is the number of votes case for, against, or withheld.

Proposal I – To elect a Class II Director for the ensuing three years.

	For	Against	Withheld
Robert L. Dutton	32,255,570	—	727,096

Proposal 2 – To approve the amendment to the Omnibus Stock Plan to authorize the issuance of up to an aggregate of 100,000 shares of common stock in the form of stock appreciation rights, performance units, performance shares and/or restricted stock.

	For	Against	Withheld
	28,051,662	1,031,542	240,829

Proposal 3 – To approve an amendment to the Omnibus Stock Plan to increase the number of shares of common stock reserved for issuance under the plan by 2,100,000 shares.

	For	Against	Withheld
	24,653,505	4,534,050	136,478

Proposal 4 – To ratify the selection of PricewaterhouseCoopers LLP as Varian Semiconductor’s independent accountants for the fiscal year ending October 1, 2004.
	For	Against	Withheld
	32,253,315	695,022	34,329

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

(b) Reports on Form 8-K

A Current Report on Form 8-K was furnished on January 12, 2004. The report contained information announcing Varian Semiconductor Equipment Associates, Inc.’s press release issued on January 6, 2004.

A Current Report on Form 8-K was furnished on January 29, 2004. The report contained information announcing Varian Semiconductor Equipment Associates, Inc.’s press release issued on January 29, 2004.

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

Date: May 10, 2004