Form 10-Q
period 2004-07-02
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2004-08-09
CIK 1079023

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 0-25395

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

(Exact name of Registrant as Specified in its Charter)

State or other jurisdiction of Incorporation or organization:	IRS Employer Identification No.
Delaware	77-0501994

35 Dory Road, Gloucester, Massachusetts	01930
(Address of principal executive offices)	(Zip code)

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

Shares of common stock outstanding at August 6, 2004: 36,388,263.

An index of exhibits filed with this Form 10-Q is located on page 25.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	July 2, 2004	October 3, 2003
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$231,619	$310,481
Short-term investments	166,597	40,021
Accounts receivable, net	101,158	63,048
Inventories	91,478	59,228
Deferred income taxes	28,721	28,486
Other current assets	16,174	19,906

Total current assets	635,747	521,170
Property, plant and equipment, net	51,272	47,013
Goodwill	12,280	12,280
Other assets	2,761	3,071

Total assets	$702,060	$583,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$4,252	$5,805
Accounts payable	35,951	22,530
Accrued expenses	41,869	36,086
Product warranty	7,263	7,684
Deferred revenue	48,911	23,392

Total current liabilities	138,246	95,497
Long-term accrued expenses	4,995	5,198
Deferred income taxes	4,321	4,321
Long-term debt	4,262	4,551

Total liabilities	151,824	109,567

Commitments, contingencies and guarantees (Note 11)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 36,366,482 and 34,977,788 shares issued and outstanding at July 2, 2004 and October 3, 2003, respectively	364	350
Capital in excess of par value	329,481	290,443
Retained earnings	221,308	183,212
Deferred compensation	(109)	—
Accumulated other comprehensive loss	(808)	(38)

Total stockholders’ equity	550,236	473,967

Total liabilities and stockholders’ equity	$702,060	$583,534

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
	(Amounts in thousands, except per share data)
Revenue
Product	$127,059	$62,968	$322,866	$219,052
Service	16,727	17,488	46,297	51,891
Royalty	2,349	2,295	6,141	6,716

Total revenue	146,135	82,751	375,304	277,659

Cost of revenue
Product	68,372	35,763	178,877	133,459
Service	10,813	10,409	29,400	30,475

Total cost of revenue	79,185	46,172	208,277	163,934

Gross profit	66,950	36,579	167,027	113,725

Operating expenses
Research and development	17,497	15,644	50,720	43,623
Marketing, general and administrative	21,737	18,287	62,556	56,991
Restructuring	—	1,138	—	1,296

Total operating expenses	39,234	35,069	113,276	101,910

Operating income	27,716	1,510	53,751	11,815
Interest income	1,285	1,108	3,463	3,566
Interest expense	(275)	(203)	(693)	(434)
Other expense, net	(386)	(266)	(498)	(401)

Income before income taxes	28,340	2,149	56,023	14,546
Provision for income taxes	9,069	708	17,927	4,800

Net income	$19,271	$1,441	$38,096	$9,746

Weighted average shares outstanding - basic	36,314	34,199	35,984	34,085
Weighted average shares outstanding - diluted	37,054	35,018	36,963	34,920
Net income per share - basic	$0.53	$0.04	$1.06	$0.29
Net income per share - diluted	$0.52	$0.04	$1.03	$0.28

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Nine Months Ended
	July 2, 2004	June 27, 2003
	(Amounts in thousands)
Cash flow from operating activities:
Net income	$38,096	$9,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,723	10,293
Tax benefit from stock options exercised and employee stock purchase plan	13,668	2,649
Deferred income taxes	(235)	5,998
Amortization of investment premiums	770	—
Changes in assets and liabilities:
Accounts receivable	(37,345)	12,492
Inventories	(39,339)	24,230
Other current assets	3,732	(1,725)
Accounts payable	13,389	(4,270)
Accrued expenses	4,814	(8,756)
Product warranty	(480)	(640)
Deferred revenue	25,278	(27,384)
Other	214	(532)

Net cash provided by operating activities	32,285	22,101

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,131)	(9,600)
Proceeds from sales and maturities of short-term investments	23,126	2,116
Purchase of available-for-sale securities	(150,472)	(42,326)

Net cash used in investing activities	(134,477)	(49,810)

Cash flows from financing activities:
Proceeds from the issuance of common stock	25,275	6,396
Repayment of notes payable	(1,654)	(789)
Repayment of long-term debt	(289)	(117)

Net cash provided by financing activities	23,332	5,490

Effects of exchange rates on cash	(2)	352

Net decrease in cash and cash equivalents	(78,862)	(21,867)
Cash and cash equivalents at beginning of period	310,481	307,840

Cash and cash equivalents at end of period	$231,619	$285,973

Non-cash purchase of property and plant in exchange for debt	$—	$5,099

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

These unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual report on Form 10-K filed by Varian Semiconductor with the Securities and Exchange Commission for the fiscal year ended October 3, 2003. In the opinion of Varian Semiconductor, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three- and nine-month periods ended July 2, 2004 are not necessarily indicative of the results to be expected for a full year or for any other period.

Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation of the financial statements.

Note 2. Accounting for Stock-Based Compensation

Varian Semiconductor accounts for stock compensation plans in accordance with APB Opinion No. 25. An immaterial amount of compensation expense has been recognized in the financial statements for stock compensation plans. If Varian Semiconductor had elected to recognize compensation cost based on the fair value of all stock awards at grant date as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, the net income and net income per basic and diluted share for the three- and nine-month periods ended July 2, 2004 and June 27, 2003 would have been reduced to the pro forma amounts shown below:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
	(Amounts in thousands, except per share amounts)
Net income as reported	$19,271	$1,441	$38,096	$9,746
Add: Compensation expense included in net income	10	—	10	—
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax benefit	(2,067)	(2,894)	(7,633)	(10,626)

Pro forma net income (loss)	$17,214	$(1,453)	$30,473	$(880)

Net income per share - basic, as reported	$0.53	$0.04	$1.06	$0.29
Net income per share - diluted, as reported	$0.52	$0.04	$1.03	$0.28
Pro forma net income (loss) per share:
Basic	$0.47	$(0.04)	$0.85	$(0.03)
Diluted	$0.46	$(0.04)	$0.82	$(0.03)

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
	(Amounts in thousands, except per share data)
Numerator:
Net income	$19,271	$1,441	$38,096	$9,746

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	36,314	34,199	35,984	34,085
Effect of diluted securities:
Stock options	740	819	979	835

Denominator for diluted net income per share	37,054	35,018	36,963	34,920

Net income per share - basic	$0.53	$0.04	$1.06	$0.29
Net income per share - diluted	$0.52	$0.04	$1.03	$0.28

For the three- and nine-month periods ended July 2, 2004, options to purchase 906,738 and 821,733 common shares at a weighted average exercise price of $48.51 and $49.36, respectively (an exercise price that exceeded the market value of the underlying common stock), were excluded from the computation of diluted earnings per share as inclusion would be anti-dilutive. For the three- and nine-month periods ended June 27, 2003, options to purchase 2,545,555 and 2,519,258 common shares at a weighted average exercise price of $34.56 and $34.87, respectively (an exercise price that exceeded the market value of the underlying common stock), were excluded from the computation of diluted earnings per share.

As of July 2, 2004, Varian Semiconductor had outstanding options to purchase an aggregate of 4,008,684 shares of its common stock at a weighted average price of $28.78. Of these options, options to purchase an aggregate of 2,894,470 shares of its common stock at a weighted average price of $26.92 were exercisable.

Note 4. Cash, Cash Equivalents and Short-term Investments

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with an original purchase maturity of three months or less to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at July 2, 2004 and October 3, 2003 were $222.1 million and $304.3 million, respectively. Short-term investments consist primarily of U.S. Treasury and government agency securities, certificates of deposit and corporate bonds with ratings AA or better. All of Varian Semiconductor’s short-term investments are classified as available-for-sale at the respective balance sheet dates. Varian Semiconductor manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet Varian Semiconductor’s current cash requirements. As of July 2, 2004, an accumulated net unrealized loss on short-term investments of $543,000 had been recorded as accumulated other comprehensive loss.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Short-term investments by security type at July 2, 2004 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Bank certificates of deposit	$24,641	$—	$—	$24,641
U.S. Treasury and agency securities	104,963	90	(455)	104,598
Corporate bonds	37,536	2	(180)	37,358

	$167,140	$92	$(635)	$166,597

Short-term investment maturities are as follows:
	Maturities by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years
	(Amounts in thousands)
Short-term investments	$166,597	$79,085	$80,949	$6,563

Note 5. Accounts Receivable

Accounts receivable consist of the following:

	July 2, 2004	October 3, 2003
	(Amounts in thousands)
Billed receivables	$102,923	$65,040
Allowance for doubtful accounts	(1,765)	(1,992)

Accounts receivable, net	$101,158	$63,048

Note 6. Inventories

The components of inventories are as follows:

	July 2, 2004	October 3, 2003
	(Amounts in thousands)
Raw materials and parts	$30,716	$14,929
Work in process	33,024	18,284
Finished goods	27,738	26,015

Total inventories	$91,478	$59,228

Note 7. Accrued Expenses

The components of accrued expenses are as follows:

	July 2, 2004	October 3, 2003
	(Amounts in thousands)
Payroll and employee benefits	$23,654	$18,772
Estimated loss contingencies	6,738	7,159
Post-employment liabilities	4,225	3,844
Restructuring	92	382
Other	7,160	5,929

Total accrued expenses	$41,869	$36,086

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Product warranty activity for the first nine months of fiscal year 2004 was as follows:

Amount of Liability
(Amounts in thousands)
Balance as of October 3, 2003	$7,684
Accruals for warranties issued during the period	1,780
Decrease to pre-existing warranties	(223)
Settlements made during the period	(2,237)

Balance as of January 2, 2004	$7,004
Accruals for warranties issued during the period	2,344
Decrease to pre-existing warranties	(374)
Settlements made during the period	(2,148)

Balance as of April 2, 2004	$6,826
Accruals for warranties issued during the period	2,720
Increase to pre-existing warranties	264
Settlements made during the period	(2,547)

Balance as of July 2, 2004	$7,263

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

During the third quarter of fiscal year 2004, revenue from one customer accounted for 11% of Varian Semiconductor’s total revenue. During the third quarter of fiscal year 2003, revenue from three customers accounted for 19%, 16% and 12% of Varian Semiconductor’s total revenue. During the first nine months of fiscal year 2004, revenue from one customer accounted for 15% of Varian Semiconductor’s total revenue. During the first nine months of fiscal year 2003, revenue from three customers accounted for 19%, 13% and 11% of Varian Semiconductor’s total revenue.

As of July 2, 2004, one customer accounted for 12% of the total accounts receivable balance. As of October 3, 2003, one customer accounted for 12% of the total accounts receivable balance.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North America	Europe	Taiwan	Korea	Singapore	Other	Consolidated
		(Amounts in thousands)
Revenue - Three months ended:
July 2, 2004	$24,489	$21,695	$26,327	$32,585	$15,497	$25,542	$146,135
June 27, 2003	32,999	11,093	12,003	12,172	1,601	12,883	82,751
Revenue - Nine months ended:
July 2, 2004	$72,579	$50,102	$70,800	$84,990	$35,854	$60,979	$375,304
June 27, 2003	121,269	34,371	26,905	53,953	7,421	33,740	277,659
Property, plant and equipment, net as of:
July 2, 2004	$45,713	$434	$343	$4,017	$19	$746	$51,272
October 3, 2003	40,853	705	360	4,062	20	1,013	47,013

Note 11. Commitments, Contingencies and Guarantees

Varian Semiconductor is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Varian Semiconductor.

As permitted under Delaware law, Varian Semiconductor has agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at the request of Varian Semiconductor. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited; however, Varian Semiconductor has a Director and Officer insurance policy that limits its exposure and enables Varian Semiconductor to recover a portion of any future amounts paid. As a result of Varian Semiconductor’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of July 2, 2004.

Varian Semiconductor enters into indemnification agreements in the normal course of business. Pursuant to these agreements, Varian Semiconductor indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited. Management believes the estimated fair value of these agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of July 2, 2004.

Varian Semiconductor also indemnifies certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Varian Semiconductor’s products and services or resulting from the acts or omissions of Varian Semiconductor, its employees, officers, authorized agents or subcontractors. Varian Semiconductor has general and umbrella insurance policies that limit its exposure under these indemnification obligations and guarantees. As a result of our insurance policy coverage, Varian Semiconductor believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of July 2, 2004.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.3 million in estimated environmental investigation and remediation costs for these sites and facilities as of July 2, 2004. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.8 million, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.3 million previously described.

As of July 2, 2004, Varian Semiconductor’s environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, totaled $6.1 million, of which $1.3 million is classified as current.

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

Varian Semiconductor evaluates its liability for environmental-related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies where Varian Semiconductor believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements with respect to these lawsuits in prior years. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of Varian Semiconductor’s past and future environmental-related expenditures. Varian Semiconductor therefore has a receivable of $1.1 million included in other assets at July 2, 2004, as its portion of the insurance recoveries. Although VMS intends to aggressively pursue additional insurance recoveries, Varian Semiconductor has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

As part of the purchase of Varian Semiconductor’s facility located in Newburyport, Massachusetts, the Company has indemnified the lender for any violation of any local, state and federal laws pertaining to environmental regulations, contamination or clean-up. Varian Semiconductor believes the estimated fair value of this indemnification is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for this agreement as of July 2, 2004.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Legal Proceedings

In September 2000, Varian Semiconductor and Applied Materials settled patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, Varian Semiconductor recorded a gain of $16.0 million ($10.8 million after taxes) relating to this litigation settlement. Varian Semiconductor maintains a reserve to cover any residual indemnification obligations. Included in current liabilities and classified as an estimated loss contingency was $2.7 million as of July 2, 2004 and October 3, 2003. It is reasonably possible that the amount in this loss contingency could be reduced in the near future, as obligations have been minimal.

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

Varian Semiconductor is currently the plaintiff in several legal disputes related to breach of contract, and the infringement of certain of Varian Semiconductor’s patents by third parties. The outcome of these claims, the amount, which may be significant, and the timing is uncertain.

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

During fiscal year 2003, Varian Semiconductor recognized approximately $1.4 million in restructuring costs. The restructuring costs related to a reduction in headcount of approximately 55 employees and were severance-related. All of the remaining restructuring reserve balance of $0.1 million as of July 2, 2004 is expected to be paid by the end of fiscal year 2006.

Below is a table summarizing the restructuring reserve activity in the first nine months of fiscal 2004:

	Reduction in Work Force	Facility Closures	Total
	(Amounts in thousands)
Balance as of October 3, 2003	$264	$118	$382
Cash payments	(264)	(2)	(266)
Reversal of charges	—	(24)	(24)

Balance as of July 2, 2004	$—	$92	$92

The restructuring reserve of $0.1 million is included in accrued expenses on the balance sheet.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Derivative Financial Instruments

Varian Semiconductor uses derivative instruments to protect its interests from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor continued its policy of hedging its current exposures and in the third quarter of fiscal year 2004 began to hedge a portion of its anticipated foreign currency exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales are primarily denominated in United States dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in Other Comprehensive Income (“OCI”). Any measured ineffectiveness is included immediately in marketing, general and administrative expenses in the consolidated statements of operations. There has been no amount of ineffectiveness recognized during the three-month period ended July 2, 2004. OCI associated with hedges of sales denominated in foreign currencies are reclassified to revenue upon recognition in income of the underlying hedged exposure. All amounts reported in OCI at July 2, 2004 are anticipated to be reclassified to revenue within seven months. OCI activity during the year (in thousands):

Balance, October 3, 2003	$—
Effective portion of cash flow hedging instruments	(264)
Reclassified to revenue	—

Balance, July 2, 2004	$(264)

Note 14. Comprehensive Income

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
	(Amounts in thousands)
Net income	$19,271	$1,441	$38,096	$9,746
Other comprehensive income (loss):
Effective portion of cash flow hedging instruments	(264)	—	(264)	—
Unrealized gain (loss) on short-term investments	(590)	23	(506)	23

Comprehensive income	$18,417	$1,464	$37,326	$9,769

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue

The following table sets forth revenue by category for the three- and nine-month periods ended July 2, 2004 and June 27, 2003:

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	July 2, 2004	June 27, 2003	Change	Percent Change	July 2, 2004	June 27, 2003	Change	Percent Change
	(Amounts in thousands)				(Amounts in thousands)
Revenue
Product	$127,059	$62,968	$64,091	101.8%	$322,866	$219,052	$103,814	47.4%
Service	16,727	17,488	(761)	-4.4%	46,297	51,891	(5,594)	-10.8%
Royalty and license	2,349	2,295	54	2.4%	6,141	6,716	(575)	-8.6%

Revenue	$146,135	$82,751	$63,384	76.6%	$375,304	$277,659	$97,645	35.2%

Product

During the third quarter and first nine months of fiscal year 2004, product revenue was $127.1 million and $322.9 million, respectively, compared to $63.0 million and $219.1 million for the same periods a year ago. The increases in product revenue during the third quarter and first nine months of fiscal year 2004 were due to an increased demand for ion implanters, parts and upgrades for our installed base of existing customer machines due to customer requirements to increase wafer production capacity. In addition, the industry is increasing 300mm wafer capacity, thereby increasing demand for 300mm ion implanters.

Service

Service revenue during the third quarter of fiscal year 2004 was $16.7 million, compared to $17.5 million for the same period a year ago, and for the first nine months of fiscal year 2004 was $46.3 million, compared to $51.9 million for the same period a year ago. The decreases in service revenue for the third quarter and first nine months of fiscal 2004 were partially due to the timing of installation revenue. Installation revenue is influenced by shipment volume of ion implanters, product mix and customer mix, and timing of customer acceptance. In addition, as products have matured and the installation requires less effort to complete, the fair market value of installation revenue has been lowered and product revenue simultaneously increased.

Royalty

Pursuant to the terms of a Settlement and License Agreement between Varian Semiconductor and Lam Research Corporation (“Lam”), Lam continues to make quarterly cash payments of $1.25 million, which are included in the royalty revenue in the first, second and third quarters of fiscal year 2004. Lam is required to make quarterly cash payments of $1.25 million through December 2004 for future use of certain of Varian Semiconductor’s patents. Royalty and license revenue is recognized in the period it becomes due. Fluctuations in royalty revenue are dependent upon shipment volume of products related to several other licensed patents and can fluctuate in any one period.

During the third quarter of fiscal year 2004, revenue from one customer accounted for 11% of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. During the third quarter of fiscal year 2003, revenue from three customers accounted for 19%, 16% and 12% of Varian Semiconductor’s total revenue.

During the first nine months of fiscal year 2004, revenue from one customer accounted for 15% of Varian Semiconductor’s total revenue. During the first nine months of fiscal year 2003, revenue from three customers accounted for 19%, 13% and 11% of Varian Semiconductor’s total revenue.

As of July 2, 2004, one customer accounted for 12% of the total accounts receivable balance. As of October 3, 2003, one customer accounted for 12% of the total accounts receivable balance.

Fluctuations in the timing and mix of product shipments, customer requirements for machines, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given period (see also “Risk Factors” and “Critical Accounting Policies - Revenue Recognition”).

Cost of Product and Service Revenue. Cost of product revenue was $68.4 million and gross margin was 46% for the third quarter of fiscal year 2004, compared to cost of product revenue of $35.8 million and gross margin of 43% for the third quarter of fiscal year 2003. For the first nine months of fiscal year 2004, cost of product revenue was $178.9 million and gross margin was 45%, compared to cost of product revenue of $133.5 million and gross margin of 39% for the same period of fiscal year 2003.

Increased production in the third quarter and first nine months of fiscal year 2004 relating to increased customer demand resulted in more efficient factory (primarily overhead absorption) and supply chain operations than the same period a year ago.

In addition, the increased volume of parts and upgrade sales favorably impacted gross margin for both the third quarter and first nine months of fiscal year 2004. Gross margin in the third quarter and first nine months of fiscal year 2003 was favorably impacted by $1.5 million and $5.7 million, respectively, from the sale of certain inventory for which the carrying value had been reduced in previous periods and from the reduction of adverse inventory purchase commitments. Varian Semiconductor has historically, and may in the future, sustain inventory-related charges resulting from numerous factors, including changes in customers’ purchase commitments, changes in commitments to Varian Semiconductor vendors, technology changes and Varian Semiconductor’s manufacturing lead times.

Cost of service revenue was $10.8 million and gross margin was 35% for the third quarter of fiscal year 2004, compared to a cost of service revenue of $10.4 million and gross margin of 40% for the third quarter of fiscal year 2003. For the first nine months of fiscal year 2004, cost of service revenue was $29.4 million and gross margin was 36%, compared to cost of service revenue of $30.5 million and gross margin of 41% for the first nine months of fiscal year 2003. The decrease in gross margin for cost of service revenue for the three- and nine-month periods ended July 2, 2004 was partially a result of less installation revenue (refer to service revenue). In addition, product mix of service contracts and installations completed affected gross margin for cost of service revenue.

Research and Development. Research and development expenses were $17.5 million for the third quarter of fiscal year 2004, compared to $15.6 million for the third quarter of fiscal year 2003. Research and development expenses for the first nine months of fiscal 2004 were $50.7 million, compared to $43.6 million for the first nine months of fiscal 2003. The increase in research and development expenses in the three- and nine-month periods ended July 2, 2004 was a result of increased labor and material spending associated with the development of new products, particularly new generation high current implanters.

Marketing, General and Administrative. Marketing, general and administrative expenses were $21.7 million for the third quarter of fiscal year 2004, compared to $18.3 million in the same period in 2003. For the first nine months of fiscal year 2004, marketing, general and administrative expenses were $62.6 million, compared to $57.0 million for the first nine months of fiscal year 2003. The increase in the three- and nine-month periods ended July 2, 2004 was the result of supporting increased revenue volume and higher legal expenses, primarily associated with patent enforcement actions, compared to the same respective period a year ago. Furthermore, the third quarter of fiscal year 2003 included the recovery of $1.0 million of customer accounts receivable that were previously included in the allowance for doubtful accounts.

Interest Income and Interest Expense. During the third quarter of fiscal year 2004, Varian Semiconductor earned $1.0 million in net interest income, compared to $0.9 million for the third quarter of fiscal year 2003. Net interest income for the first nine months of fiscal year 2004 was $2.8 million, compared to $3.1 million for the first half of fiscal year 2003. Despite increased investment balances, net interest income for the nine-month period ended July 2, 2004 decreased from the same period in 2003 due to the interest expense related to the debt assumed as part of the purchase of the facility in Newburyport, Massachusetts in February 2003 and slightly lower interest rates.

Other Expense, Net. Other expense, net, was $0.4 million and $0.3 million for the three-month periods ended July 2, 2004 and June 27, 2003, respectively, and $0.5 million and $0.4 million for the nine-month periods ended July 2, 2004 and June 27, 2003, respectively. Other expense, net is primarily comprised of foreign exchange translation gains and losses.

Provision for Income Taxes. Varian Semiconductor’s effective income tax rate was 32% in the third quarter and first nine months of fiscal year 2004 and 33% in the third quarter and first nine months of fiscal year 2003. The effective tax rate differs from the statutory U.S. federal rate of 35%, primarily due to the extraterritorial income exclusion and tax credits. Future tax rates may vary from the historic rates depending on the worldwide composition of earnings and the continuing availability of income tax credits, the extra territorial income exclusion, as well as the potential resolution of tax contingencies.

Net Income. As a result of the foregoing factors, in the third quarter of fiscal year 2004 Varian Semiconductor recorded net income of $19.3 million, compared to net income of $1.4 million for the third quarter of fiscal year 2003. The net income per diluted share was $0.52 for the third quarter of fiscal year 2004, compared to net income per diluted share of $0.04 for the third quarter of fiscal year 2003. For the nine-month period ended July 2, 2004, Varian Semiconductor recorded net income of $38.1 million and $1.03 per diluted share, as compared with net income of $9.7 million and $0.28 per diluted share in the same period of fiscal year 2003.

Liquidity and Capital Resources

Varian Semiconductor generated $32.3 million of cash from operations during the first nine months of fiscal year 2004, compared to $22.1 million of cash generated from operations during the first nine months of fiscal year 2003. Cash used in operations in the first nine months of fiscal year 2004 was primarily due to increases in accounts receivable of $37.3 million and inventories of $39.3 million. Accounts receivable increased due to a substantial increase in shipments during the quarter.

Inventories increased as a result of increased customer orders. These increases were partially offset by increases in accounts payable of $13.4 million and deferred revenue of $25.3 million, in addition to net income of $38.1 million and a tax benefit of $13.7 million from stock option exercises. In the first nine months of fiscal year 2003, cash provided by operations was primarily a result of a decrease in accounts receivable of $12.5 million and inventory of $24.2 million.

Varian Semiconductor used $150.5 million and $42.3 million of cash and cash equivalents for the purchase of short-term investments during the first nine months of fiscal year 2004 and 2003, respectively, and $7.1 million and $9.6 million of cash and cash equivalents for the purchase of property, plant and equipment during the first nine months of fiscal year 2004 and 2003, respectively. These were partially offset by proceeds from sales and maturities of short-term investments of $23.1 million during the first nine months of fiscal year 2004 and $2.1 million during the first nine months of fiscal year 2003.

During the nine-month period ended July 2, 2004, Varian Semiconductor generated $23.3 million of cash from financing activities, primarily due to $25.3 million from the issuance of common stock upon the exercise of stock options and under the Employee Stock Purchase Plan, partially offset by repayments on long-term borrowings. During the first nine months of fiscal year 2003, $5.5 million of cash was generated by financing activities, primarily due to $6.4 million from the issuance of common stock upon the exercise of stock options and under the Employee Stock Purchase Plan, partially offset by repayments on short-term borrowings.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash, cash equivalents and short-term investments of $398.2 million at July 2, 2004 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments, environmental contingencies and cash requirements for the foreseeable future.

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

Contractual Obligations

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of income. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of July 2, 2004 have not been included in the consolidated balance sheets and statements of income included under Item 1. Consolidated Financial Statements; however, they have been disclosed in the following table in order to provide a more accurate picture of Varian Semiconductor’s financial position and liquidity.

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years
	(Amounts in thousands)
Operating leases	$2,665	$1,640	$970	$55
Purchase order commitments	63,300	62,300	1,000	—
Letter of credit	1,900	1,900	—	—

Total commitments	$67,865	$65,840	$1,970	$55

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

The Distribution Related Agreements provide that from and after the spin-off, VMS, VI, and Varian Semiconductor will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VMS and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VMS, VI, and Varian Semiconductor. The Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll and pension liabilities) in accordance with their terms. During fiscal years 2003, 2002 and 2001, Varian Semiconductor was charged $1.4 million, $4.0 million and $3.0 million, respectively, by VMS in settlement of these obligations. During the first nine months of fiscal years 2004 and 2003, Varian Semiconductor was charged by VMS $1.3 million and $1.1 million, respectively, in settlement of these obligations.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.3 million in estimated environmental investigation and remediation costs for these sites and facilities as of July 2, 2004. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.8 million, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.3 million previously described. Varian Semiconductor’s portion of total expenditures for environmental investigation and remediation amounted to $0.5 million in fiscal year 2003, $0.5 million in fiscal year 2002 and $0.8 million in fiscal year 2001.

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

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar denominated currencies. The aggregate exchange gain was immaterial for the third quarter of fiscal year 2004.

Forward exchange contracts outstanding are summarized as follows:

	July 2, 2004			October 3, 2003
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
	(Amounts in thousands)
Foreign currency purchase contracts:
New Taiwan Dollar	$719	33.53	$713	$591	33.87	$590
British Pound	145	0.55	144	277	0.64	296
Japanese Yen	490	108.30	490	—	—	—
Korean Won	2,056	1,152.99	2,055	—	—	—
Euro	88	0.81	88	200	0.86	200

Total foreign currency purchase contracts	$3,498		$3,490	$1,068		$1,086

Foreign currency sell contracts:
Korean Won	$8,025	1,173.51	$8,163	$3,380	1,176.28	$3,457
Euro	2,098	0.82	2,088	2,358	0.93	2,554
Japanese Yen	1,413	111.03	1,448	4,225	115.12	4,389
New Taiwan Dollar	77	33.69	77	104	33.73	103
Israeli Shekel	49	4.57	50	127	4.48	129

Total foreign currency sell contracts	11,662		11,826	10,194		10,632

Total contracts	$15,160		$15,316	$11,262		$11,718

Varian Semiconductor also hedges currency exposures that are associated with certain of its product sales denominated in Japanese Yen. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these forward foreign exchange contracts are designated as hedges of anticipated product sales, and accordingly the gains and losses resulting from the impact of currency rate movements on these contracts are not recognized in income until the underlying hedged transactions are recognized. Upon recognition, such gains and losses are recorded in revenue as an adjustment to the carrying amount of the underlying transactions in the period in which these transactions are recognized. Should the hedged anticipated product sales not occur within two months of the expiration of the forward foreign exchange contract, any unrealized gain or loss would be recorded in other (loss) income. There were three forward foreign exchange contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at July 2, 2004 totaling $9.3 million.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities.

Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and short-term investments. Varian Semiconductor maintains cash investments primarily in U.S. Treasury, government agency securities, and investment- quality municipal securities as well as short-term time deposits with investment grade financial institutions. Cash equivalents at July 2, 2004 and October 3, 2003 were $222.1 million and $304.3 million, respectively. At July 2, 2004 and October 3, 2003, Varian Semiconductor’s short-term investments were $166.6 million and $40.0 million, respectively and consist primarily of U.S. Treasury and government agency securities, certificates of deposit and corporate bonds with ratings AA or better.

Commodity Price Risk

Varian Semiconductor is not exposed to material commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of Varian Semiconductor as of July 2, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2004, the disclosure controls and procedures of Varian Semiconductor were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 2, 2004 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required by this Item is provided in Note 11. Commitments, Contingencies and Guarantees to the Unaudited Interim Consolidated Financial Statements.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A Current Report on Form 8-K was furnished on April 29, 2004. The report contained information announcing Varian Semiconductor Equipment Associates, Inc.’s press release issued on April 29, 2004.

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

Date: August 9, 2004