Form 10-K
period 2004-10-01
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2004-12-14
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
☒	OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 1, 2004

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

Title of each class
Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒        NO  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒        No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates as of April 2, 2004 was $1,624,201,000.

The number of shares of the registrants’ common stock outstanding as of December 13, 2004 was 36,501,019 shares of $0.01 par value common stock.

An index of exhibits filed with this Form 10-K is located on page 40.

DOCUMENTS INCORPORATED BY REFERENCE:

Document Description	Part of Form 10-K into which incorporated
Portions of the Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held on February 24, 2005 to be filed with the Securities and Exchange Commission not later than 120 days after October 1, 2004.	Part III

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 1, 2004

PART I

Item 1.	Business.

Overview

Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”) is a leading supplier of ion implantation equipment used in the fabrication of semiconductor chips. Varian Semiconductor designs, manufactures, markets and services semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the United States (“U.S.”), Europe and Asia Pacific. The VIISta™ ion implanter products are designed to leverage single wafer processing technology for the full range of semiconductor implant applications. Varian Semiconductor has shipped over 3,300 systems worldwide.

Varian Semiconductor provides support, training, and after-market products and services that help its customers to obtain high utilization and productivity, reduce operating costs, and extend capital productivity of customer investments through multiple product generations. In 2004, Varian Semiconductor was ranked number one in customer satisfaction in VLSI Research Inc.’s customer survey for all large suppliers of wafer processing equipment, an honor received in seven of the past eight years.

Varian Semiconductor’s business is cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depends on the current and anticipated market demand for integrated circuits and electronic products utilizing integrated circuits. In fiscal 2003, Varian Semiconductor experienced an increase in business activity owing to a generally strengthening economy and increased demand for semiconductors. During fiscal year 2004, demand was strong for products in the semiconductor industry. For the fiscal year 2004 Varian Semiconductor’s revenue increased 46% over fiscal year 2003.

Varian Semiconductor maintains a website at www.vsea.com. The information contained on the Varian Semiconductor website is not included in, or incorporated by reference into, this Annual Report on Form 10-K. Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are made available through the Varian Semiconductor website, free of charge, as soon as reasonably practicable following the electronic filing or furnishing of such materials by Varian Semiconductor to the Securities and Exchange Commission (“SEC”) and are available at the SEC’s website at www.sec.gov.

The Industry

Historically, the semiconductor industry has experienced significant growth due to the continued demand for personal computers, the expansion of telecommunications, the emergence of new applications within consumer electronics, wireless communication devices, infrastructure used to support the internet, and the increased semiconductor content needed to drive the information age. During the past five to ten years, the semiconductor equipment market has experienced a slow down in growth as compared to historical levels. This is the result of a maturing semiconductor market where overall demand changes have increasingly been driven by repackaging of available technology into new consumer products such as portable music players, game-set boxes, integrated automobile global positioning systems, and universal serial bus memory sticks instead of business demands for productivity improving information management capability.

Semiconductor manufacturing is highly competitive with each semiconductor manufacturer seeking to provide the lowest cost, fastest processing, and lowest power consuming devices. Integrated circuit manufacturers generally rely on equipment suppliers for the timely development of equipment and processes to meet their rapidly changing and complex requirements. Today, a semiconductor manufacturing factory, or “fab,” can cost over $3 billion and, as the market moves towards 65nm devices and larger wafer sizes (300mm), costs are increasing. Consequently, semiconductor equipment manufacturers compete aggressively for business, each seeking to provide technical and cost advantages with high levels of equipment performance.

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

Semiconductor manufacturers have historically sought to increase the number of transistors per silicon substrate by “shrinking” device structures and by moving to larger silicon wafer substrates. The first is accomplished by utilizing finer lithography and reducing device geometries, commonly called “critical device nodes”. State of the art production is now accomplished on 130nm and 90nm nodes with production of 65nm expected to begin at some fabs in 2005 and 45nm research and development is now underway. The use of larger silicon wafer substrates generally requires a great deal of infrastructure changes in equipment, and factory automation systems, so it occurs less frequently; typically about every 10 years. The use of 200mm wafers in production began at the end of 1980’s. The migration from 200mm to 300mm began at the end of the 1990’s and is now about half of semiconductor expansions. Most advanced devices below 130nm are now produced on 300mm wafers. Currently there are over twenty 300mm production fabs on line and on average, up to ten new 300mm fabs are expected to come on line per year in the next five years.

Semiconductor manufacturers generally measure the cost performance of their production equipment in terms of “cost of ownership,” which is determined by factoring in the fixed costs for acquisition and installation of the equipment, its variable operating costs and total wafer output. Equipment with higher wafer throughput increases total output and allows the semiconductor manufacturer to recover the purchase and installation costs of the equipment over a greater number of wafers and thereby reduce the cost of ownership of the equipment on a per wafer basis. Throughput is most accurately measured on a net or overall basis, which takes into account the processing speed of the equipment and any non-operational downtime for cleaning, maintenance or other repairs. The increased costs of larger and more complex semiconductor wafers have made high yields important in selecting processing equipment. To achieve higher yields, implant systems must be capable of repeating the original process on a consistent basis. This characteristic, is known in the industry as “repeatability”. In production fabs, there are typically multiple tools performing the same processes in order to meet the production demands of the fab. In order to allow the greatest flexibility, semiconductor manufacturers require that each tool perform the same on each device step. This characteristic is known as “tool-to-tool” matching. In advanced device production, semiconductor manufacturers will often adjust the implant processes to compensate for variability in processes upstream from the implanter, making the implanter’s accuracy also an important attribute. Repeatability, accuracy, and tool-to-tool matching are all critical in achieving commercially acceptable yields and are more easily achieved in systems that can operate at desired throughput rates without requiring the system to approach its critical tolerance limits.

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

Products

Varian Semiconductor designs, markets, manufactures, and services ion implantation systems required to build the transistors that are the basis of every integrated circuit. Ion implanters are used because of their ability to implant selected elements, called dopants, into the silicon wafers at precise locations and depths by bombarding the silicon surface with a precisely controlled beam of electrically charged ions of specific atomic mass and energy. These ions are embedded into the silicon crystal structure, changing the electrical properties of the silicon. The precision of ion implantation permits customers to achieve the necessary control of this doping process to construct up to 400 billion transistors of uniform characteristics in a state-of-the-art 300mm wafer process. Since these transistors are the starting point of all subsequent process steps, repeatability, uniformity, and yield are extremely important.

Varian Semiconductor offers a full range of ion implanters, categorized within the industry as medium current, high current or high energy, based upon the energy characteristics of the tool. Ion implanters are further categorized as 200mm compatible and 200mm or 300mm compatible.

Varian Semiconductor currently offers the following products:

Medium Current

Often recognized as the industry benchmark for medium current performance and productivity, Varian Semiconductor’s single wafer VIISta 810EHP and VIISta 810HP ion implanters provide superior overall throughput, precision doping capability and unmatched contamination control. Both tools excel at Vt, channel, retrograde well, pocket, and halo implants. Varian Semiconductor’s other medium current tools include the EHP-220, EHPi-220, EHP-500 and EHPi-500 ion implanters.

High Current

The high current VIISta 80HP and VIISta 80 ion implanters feature a patented dual magnet ribbon beam architecture that currently provides the highest productivity, implant angle accuracy and 60 degree tilt angle capability—all of which are required for advanced device fabrication. Both tools have excellent process control capability for advanced ultra shallow junction applications, and can be used for source/drain, source drain extension, gate doping, pre-amorphization, and materials modification applications. Varian Semiconductor’s other high current tools include the VIISion 80 PLUS and VIISion 200 PLUS ion implanters.

High-Energy

The high-energy VIISta 3000HP and VIISta 3000 ion implanters have outstanding process accuracy for advanced device technologies, offering excellent productivity, uniformity, zero degree implantation and optimal process matching capabilities. The VIISta 3000 series products are the only high energy (“MeV”) implanters available on the market offering true zero capability needed in charged coupled devices (“CCD”) and other high performance devices. The high energy products cover retrograde well, triple well, buried layers, and pocket applications. Varian Semiconductor’s other high-energy tool is the Kestrel II-750 ion implanter.

The VIISta platform provides customers with a great deal of flexibility in managing overall bay productivity, resulting in a reduction in customers’ time to first silicon, greater productivity across all applications, and an increase on their return on investment. Varian Semiconductor has shipped over 250 VIISta systems. The VIISta platform of ion implanters is the only single wafer platform solution for all production applications available. All of the VIISta products feature the Varian Control System (“VCS™”), the Varian Positioning Systems (“VPS™”) and a common single wafer endstation. This high degree of commonality across the VIISta platform facilitates process matching throughout the tool set and provides flexibility in managing capacity, product mix changes, spare parts and training. All of the VIISta tools are 200mm and 300mm compatible.

Customer Support and Services

Varian Semiconductor provides customer support services designed to maximize the productivity of its customers’ equipment and to increase uptime through the effective management of machine maintenance, parts inventory and support services. All of these services provide a direct link to Varian Semiconductor’s manufacturing facility and research centers.

Varian Semiconductor’s FabCare Plus™ program encourages customers to tailor an overall support program that meets its specific needs—such as for a research facility or an offshore production facility. FabCare Plus™ solutions can be implemented globally to provide consistent and reliable support independent of the geographical location of the facility. Varian Semiconductor provides a wide range of programs from a complete turnkey solution that supports the fab’s ion implant performance to economical service plans for those who require less support. These programs are customized to specific customer requirements, provide dedicated labor to maintain and troubleshoot the ion implanter, and make available on-call 24/7 service for around the clock support.

For parts management, Varian Semiconductor has strategically placed approximately 25 parts banks that support its 200-plus customer fabs around the world. The use of a global enterprise resource planning system provides Varian Semiconductor with a distribution structure that efficiently manages inventory, delivery and logistics services. Varian Semiconductor also offers a comprehensive consumable and non-consumable parts program that can be tailored to individual fabrication facilities needs to minimize its customers Cost of Ownership (“CoO”) from the ordering of individual piece parts over its eCommerce site, vShop, to complete stocking and inventory management programs like Fab Specific Parts Programs (“FSPP”).

Through VEDoc™, an electronic documentation system, customers can easily access information about their ion implanters. All assembly drawings, schematics, parts lists, maintenance and operation manuals and video-illustrated maintenance procedures are available in a CD-ROM format. Varian Semiconductor’s commitment to customer service also extends to training and support.

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

Varian Semiconductor has historically sold at least half of its systems in any particular period to its major customers, some of which include Hynix Semiconductor, Inc., International Business Machines Corporation (“IBM”), Infineon Technologies AG, Intel Corporation, Micron Technology, Inc., Samsung Electronics Company Limited, Sony Corporation, STMicroelectronics, Texas Instruments, Inc., Taiwan Semiconductor Machines Corporation (“TSMC”) and United Microelectronics Corporation (“UMC”). Some of these customers have individually accounted for more than ten percent of Varian Semiconductor’s total revenue in such periods. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future.

Revenue from Varian Semiconductor’s ten largest customers, including the non-recurring royalties in fiscal year 2002 of $27.8 million received from Lam Research Corporation (“Lam”), in fiscal years 2004, 2003, and 2002 accounted for approximately 60%, 66%, and 62% of revenue, respectively. In fiscal year 2004, revenue from two customers accounted for 14% and 10% of Varian Semiconductor’s total revenue. In fiscal year 2003, two customers accounted for 16% and 12% of Varian Semiconductor’s total revenue. During fiscal year 2002, two customers accounted for 13% and 10% of Varian Semiconductor’s total revenue.

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

Varian Semiconductor’s ability to respond with prompt and effective field support is critical to Varian Semiconductor’s sales efforts. Due to substantial operational and financial commitments, customers who purchase ion implantation systems require assurance that the manufacturer can provide the necessary installation and operational support. Varian Semiconductor’s strategy of supporting its installed base through its customer support and research and development groups has served to encourage the use of Varian Semiconductor’s systems in production applications and has accelerated penetration of certain key accounts. Varian Semiconductor believes that its marketing efforts are enhanced by the technical expertise of its research and development personnel, who provide customer process support and participate in a number of industry forums.

Varian Semiconductor markets, sells, distributes and services its current products directly. Varian Semiconductor has six sales and service offices located in the U.S., six in Western Europe and sixteen in Asia-Pacific for a total of twenty-eight worldwide. Varian Semiconductor’s sales, marketing and service engineers are linked through Varian Semiconductor’s information technology systems, allowing Varian Semiconductor to review bookings and sales forecasts globally against detailed account management plans. By modeling parts usage by equipment type, installed base distribution, freight, routes, and specific customs regulations, Varian Semiconductor has developed an infrastructure of parts distribution and warehousing around the world.

International sales accounted for 80%, 61%, and 61% of Varian Semiconductor’s total revenues in fiscal years 2004, 2003, and 2002, respectively, and more specifically, sales to the Asia-Pacific region have accounted for 68%, 46%, and 44% of revenues in fiscal years 2004, 2003, and 2002, respectively.

Varian Semiconductor’s business is not seasonal in nature, but it is cyclical based on the capital equipment investment expenditures of major semiconductor manufacturers. These expenditure patterns are based on many factors, including anticipated market demand for integrated circuits, the development of new technologies and global economic conditions. In fiscal year 2000, revenue increased in each quarter, continuing the pattern of increasing sales in each successive quarter of fiscal year 1999. During fiscal year 2001, revenue decreased in each consecutive quarter, primarily due to excess capacity and declining demand for integrated circuits. Revenue began to trend upwards in the second quarter of fiscal year 2002, although demand remained substantially below fiscal year 2001 levels. In fiscal year 2003, Varian Semiconductor experienced an increase in business activity owing to a generally strengthening economy and increased demand for semiconductors. During fiscal year 2004, demand was strong for products in the semiconductor industry. For the fiscal year 2004 Varian Semiconductor’s revenue increased 46% over fiscal year 2003.

Backlog

Varian Semiconductor had backlog of $184.4 million and $101.1 million at the end of fiscal years 2004 and 2003, respectively. Varian Semiconductor includes in its backlog only those orders for which it has accepted purchase orders and assigned system shipment dates within the following twelve months. Orders are typically subject to cancellation or rescheduling by customers. Due to possible changes in system delivery schedules, cancellation of orders and delays in systems shipments, Varian Semiconductor’s backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Manufacturing

Varian Semiconductor manufactures its products at its facility in Gloucester, Massachusetts. Varian Semiconductor benefits from the use of advanced manufacturing methods and technologies, including lean manufacturing, demand flow technology, statistical process control and solids modeling.

Varian Semiconductor concentrates on product design characterization, high-level assembly, and tests to reduce cycle time and improve its responsiveness in an inherently cyclical capital equipment market. Varian Semiconductor believes that outsourcing non-core competency assemblies enables it to minimize its fixed costs and capital expenditures while also providing the flexibility to increase or decrease production capacity. Varian Semiconductor purchases materials and components that are either standard products or built to Varian Semiconductor’s specifications. This strategy also allows Varian Semiconductor to focus on product differentiation through system design and quality control. Varian Semiconductor’s manufactured subsystems incorporate advanced technologies in robotics, vacuum and microcomputers. Varian Semiconductor works closely with its suppliers to achieve mutual cost reductions through joint design efforts. Varian Semiconductor manufactures most of its systems in clean-room environments that are similar to the clean rooms used by semiconductor manufacturers for wafer fabrication. This procedure is intended to reduce installation and production qualification times and the amount of particulates and other contaminants in the assembled system, which in turn improves yield and reduces downtime for the customer. Following disassembly, the tested system is packaged in multiple layers of plastic shrink-wrap to maintain clean-room standards during shipment.

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

Competition

The semiconductor capital equipment market is highly competitive and is characterized by a small number of large companies. The larger companies include Applied Materials, Inc. (“Applied Materials”), Tokyo Electron Limited (“Tokyo Electron”), KLA-Tencor Corporation (“KLA-Tencor”), Nikon Corporation, Canon, Inc., Novellus Systems, Inc. (“Novellus”), Lam, and Hitachi High Technologies Corporation. Varian Semiconductor faces significant competition in the ion implantation market segment. Within this segment, as reported for calendar year 2003 by Dataquest, Varian Semiconductor, Applied Materials, Axcelis Technologies, Inc. (“Axcelis”), Sumitomo Eaton Nova Corporation (“SEN”), Nissin Electric Company, Limited, and Ulvac Technologies, Inc. have 31%, 20%, 19%, 20%, 9%, and 1%, respectively, of the revenue market share for ion implantation equipment.

Increasingly, products designed for one segment are competing against products at another company that are in another segment. Varian Semiconductor has been able to offer a medium current tool that competes against Axcelis’ and SEN’s high energy tools as energy levels come down. Applied Materials has begun to market high current tools that compete against Varian Semiconductor’s high current tools. To the extent that the high current application continues to rely on beamline products; as low energy levels drop; and customers are unable to modify device integrations to facilitate more productive high current implants, the number of high current tools is expected to increase. Although the number of medium current applications is expected to grow as high energy applications migrate to productive ranges of medium current tools, the increasing productivity of medium current tools is expected to keep the segment flat or slightly declining relative to the entire implant market. The uncertainty in these two dynamics result in uncertainty in both the total and relative size of each of the implant market segments. Due to the constant innovation of semiconductor manufacturers, competitors and potential new market entrants, it is possible that the application needs and manufacturing technologies used can change, disrupting historical trends in the market significantly.

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

Varian Semiconductor’s current research and development efforts are directed at development of new systems and processes and improving existing system capabilities. Varian Semiconductor currently focuses its research and development efforts on the enhancement of its VIISta platform. The VIISta platform is designed to cover the complete range of implants required for the next several generations of integrated circuits. The VIISta single wafer platform allows customers to use a single platform (with three beam lines) for all implant applications including high current, medium current, and high energy.

Expenditures by Varian Semiconductor for research and development during fiscal years 2004, 2003, and 2002 were $67.7 million, $60.5 million, and $51.8 million, respectively. Varian Semiconductor expects in future years that research and development expenditures will continue to represent a substantial percentage of operating expenses.

Patent and Other Proprietary Rights

Varian Semiconductor has pursued a policy of seeking patent, copyright and trade secret protection in the U.S. and other countries for developments, improvements and inventions originating within its organization that are incorporated in Varian Semiconductor’s products or that fall within its fields of interest. As of October 1, 2004, Varian Semiconductor owned approximately 133 patents in the U.S., 271 patents in other countries, and had 230 patent applications on file with various patent agencies worldwide. Varian Semiconductor intends to file additional patent applications as appropriate.

Varian Semiconductor relies on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title to protect its rights. Varian Semiconductor has trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for its products in the marketplace. Varian Semiconductor also has agreements with third parties that provide for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses. The termination of certain of such licenses could have a material adverse effect on Varian Semiconductor’s business. During fiscal year 2002, Varian Semiconductor and Lam came to an agreement on patent infringement litigation claims. As part of the agreement, Varian Semiconductor has granted a license to Lam for certain patents in return for the payment of $20.0 million, with $5.0 million having been paid immediately in exchange for prior use of the patents. The remaining $15.0 million has been and continues to be paid in 12 quarterly installments through December 2004 and is in exchange for future use of the patents. In particular, the current royalty-bearing license agreements with Lam, Applied Materials and Tokyo Electron for gas-assisted heat transfer patents produced approximately $7.9 million in royalties in fiscal year 2004, $8.4 million in fiscal year 2003, and $35.8 million in fiscal year 2002. The last of the principal patents covered by these licenses will expire on July 9, 2007.

Pursuant to the dispute resolution provisions of an Agreement dated January 1, 1992 (“the Agreement”) between Varian Semiconductor and Applied Materials, in September 2002, Varian Semiconductor filed an arbitration demand with the American Arbitration Association asserting that Applied Materials breached the Agreement by failing to pay royalties on products Varian Semiconductor believed were covered by the Agreement’s patent license to Applied Materials. In its arbitration demand, Varian Semiconductor sought to recover back royalties, interest and attorneys’ fees. On May 2, 2003, the arbitration panel issued its decision that certain of Applied Materials’ products were subject to royalty obligations under the Agreement and on September 1, 2004 the arbitration panel ruled that the patents at issue in the arbitration were valid and enforceable. Applied Materials made an initial payment of $22.0 million for back royalties and interest on October 4, 2004 and a second payment of $2.6 million for back interest and royalties on November 8, 2004. Varian Semiconductor has notified the arbitration panel that further hearings regarding Varian Semiconductor’s remedies, including determining whether all back royalties and interest have been paid and the award of attorneys’ fees to Varian Semiconductor, may be necessary. The arbitration panel had a hearing regarding Varian Semiconductor’s remedies on November 22, 2004. Varian Semiconductor then has until January 13, 2005 to provide the arbitration panel with a list of items that still require further resolution. Applied Materials also is required to pay quarterly unit-based royalty payments to Varian Semiconductor on future sales of certain products found to be within the scope of the Agreement through expiration of the Agreement on March 20, 2007.

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

Environmental Matters

For a discussion of environmental matters, see “Environmental Liabilities” and “Risk Factors,” both in Item 7 below—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Company History

On April 2, 1999, Varian Semiconductor was spun-off from Varian Associates, Inc. (“VAI”). Varian Semiconductor’s business was operated as the Semiconductor Equipment Business (“SEB”) of VAI. Where this Annual Report on Form 10-K refers to periods prior to April 2, 1999, and to fiscal years prior to fiscal year 1999, such references are to the SEB prior to the spin-off.

On April 2, 1999, VAI contributed the SEB to Varian Semiconductor, then distributed to the holders of record of VAI common stock, one share of common stock of Varian Semiconductor for each share of VAI common stock owned.

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

SEB entered the ion implantation business in fiscal year 1975 through the acquisition of Extrion Corporation, in Gloucester, Massachusetts. Since then, Varian Semiconductor has developed a complete line of medium and high current ion implanters and added the high energy product line in fiscal year 1998. These systems introduce precise quantities of dopant materials into silicon wafers, creating desired electrical characteristics. In June 1997, SEB sold its Thin Film Systems (“TFS”) business, which made physical vapor deposition equipment, also known as sputtering systems, to Novellus. In July 1998, SEB acquired the high-energy ion implantation equipment product line of Genus.

Employees

As of October 1, 2004, Varian Semiconductor had 1,444 full-time employees worldwide—1,082 in North America, 267 in the Asia-Pacific region and 95 in Western Europe. None of Varian Semiconductor’s employees based in the U.S. are subject to collective bargaining agreements and Varian Semiconductor has never experienced a work stoppage, slowdown, or strike. None of Varian Semiconductor’s employees is represented by a labor union and Varian Semiconductor considers its employee relations to be good.

Executive Officers

The current executive officers of Varian Semiconductor are listed below. Executive officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Name and Title	Age	Business Experience
Richard A. Aurelio Executive Chairman of the Board	60	Mr. Aurelio was appointed Executive Chairman in October 2004 and previously served as Varian Semiconductor’s Chairman and Chief Executive Officer since February 2001. From April 1999 to February 2001, he served as Varian Semiconductor’s President and Chief Executive Officer. Prior to April 1999, he was the Executive Vice President of VAI responsible for the Semiconductor Equipment Business. Mr. Aurelio joined VAI in 1991 from a position as Executive Vice President of ASM Lithography Netherlands, B.V., a European-based company, where he was also President of its U.S. affiliate. Mr. Aurelio was hired as President of the Semiconductor Equipment Business in 1991 and was elevated to Executive Vice President of VAI in 1992. Mr. Aurelio was on the Board of Directors of Mykrolis Corporation from February 2002 until November 2004. He has been a director of Brion Technologies, Inc. since September 2002
Gary E. Dickerson Chief Executive Officer	47	Mr. Dickerson has served as Varian Semiconductor’s Chief Executive Officer and a Director of Varian Semiconductor since October 2004. Prior to joining Varian Semiconductor, Mr. Dickerson was President and Chief Operating Officer of KLA-Tencor from July 2002 to April 2004. From July 1999 to June 2002, he served as Chief Operating Officer of KLA-Tencor. Previously, Mr. Dickerson was the Executive Vice President of the Customer Group from July 1997 to June 1999, Group Vice President for the Wafer Inspection Group from January 1996 to June 1997, and General Manager of the Wisard Division from July 1994 to December 1995 at KLA-Tencor.

Name and Title	Age	Business Experience
Robert J. Halliday Executive Vice President, Treasurer and Chief Financial Officer	50	Mr. Halliday has served as Varian Semiconductor’s Executive Vice President, Treasurer and Chief Financial Officer since October 2004. From November 2002 to October 2004, Mr. Halliday served as Varian Semiconductor’s Vice President, Treasurer and Chief Financial Officer. From March 2001 to November 2002, Mr. Halliday served as Varian Semiconductor’s Vice President and Chief Financial Officer. Prior to joining Varian Semiconductor, Mr. Halliday was Vice President and Chief Financial Officer of Unica Corporation, a software company. Previously, Mr. Halliday was at Ionics, Inc., a manufacturer of water treatment capital equipment. At Ionics Inc., he was Chief Operating Officer in 2000; Vice President of the Consumer Water Group from 1996 to 2000; and Chief Financial Officer from 1990 to 2000. Mr. Halliday has been a director of Zoll Medical Corporation since July 2003.
Yong-Kil Kim Executive Vice President, General Manager, Asia Operations, President of Varian Korea Ltd.	47	Mr. Kim has served as Varian Semiconductor’s Executive Vice President since October 2004. He has served as Varian Semiconductor’s Vice President and General Manger of its Asia Operations since May 2000 and President of Varian Korea, Limited since April 1999. From April 1997 to March 1999, he served as Executive Vice President of Varian Korea, Limited. From July 1994 to March 1997, he was Director of Sales and Marketing for the Asia-Pacific Region Mr. Kim joined VAI in August 1989 and held various managerial positions in Applications, Marketing and Sales. Previously, Mr. Kim worked for IBM’s T.J. Watson Research Center in Yorktown Heights, New York, from July 1988 to August 1989, and earlier at Massachusetts Institute of Technology in Cambridge, Massachusetts from 1983 to July 1988.
Stanley K. Yarbro Executive Vice President, Sales	55	Mr. Yarbro has served as Varian Semiconductor’s Executive Vice President, Sales since November 2004. Prior to joining Varian Semiconductor, Mr. Yarbro was Group, Vice President of Field Operations at KLA-Tencor from July 1999 to October 2004. He also held the positions of President at Park Scientific, Limited. from 1994 to 1999, Vice President of Sales and Marketing at Spectra Physics, Inc. from 1986 to 1992, and Director of Marketing, along with other sales management positions at Perkin-Elmer, Inc. from 1979 to 1986.
John E. Aldeborgh Vice President, Marketing	48	Mr. Aldeborgh has served as Varian Semiconductor’s Vice President, Marketing since November 2004. From April 2002 through October 2004, Mr. Aldeborgh served as Varian Semiconductor’s Vice President, Sales and Marketing. Prior to joining Varian Semiconductor, Mr. Aldeborgh was President and Chief Operating Officer of Ebara Technologies, Inc., a position he held from May 1998 to March 2002. Mr. Aldeborgh held various positions at Genus, Inc., from May 1989 to May 1998. He was Director of Operations from May 1989 to May 1991, Executive Vice President and General Manager, Ion Technology Division, from May 1991 to November 1996, Executive Vice President and Chief Operating Officer from November 1996 to November 1997, and Executive Vice President and Customer Satisfaction Officer from November 1997 to May 1998.

Name and Title	Age	Business Experience
Gary L. Loser Vice President, Secretary and General Counsel	54	Mr. Loser has served as Varian Semiconductor’s Vice President, Secretary and General Counsel since April 1999. Prior to joining Varian Semiconductor, Mr. Loser was Senior Business Counsel and Senior Intellectual Property Counsel for the GE Plastics operating component of General Electric Company (“General Electric”) since 1992. Previously, Mr. Loser held various other positions in General Electric’s Legal Department during his 17 years with General Electric.
Alan P. Sheng Vice President, Engineering	60	Mr. Sheng has served as Varian Semiconductor’s Vice President, Engineering since March 2001. Prior to joining Varian Semiconductor, Mr. Sheng spent 14 years with Rockwell/Goss Graphic Systems Inc., most recently as Chief Technology Officer and Senior Vice President of Engineering. Previously, Mr. Sheng had been a Researcher for nine years at AT&T Bell Laboratories. He also served as a Research Physicist at the California Institute of Technology and at Rutgers University.
Walter F. Sullivan Vice President, Customer Operations and President, Varian Semiconductor Equipment KK	53	Mr. Sullivan has served as Varian Semiconductor’s Vice President, Customer Operations and President, Varian Semiconductor Equipment KK since November 2002. Mr. Sullivan was Varian Semiconductor’s Vice President, Customer Operations and Chief Information Officer from November 1999 through November 2002. Prior to November 1999, he was Vice President, Customer Support of the Semiconductor Equipment Business at VAI, a position he held since 1995.

On October 17, 2004, Ernest L. Godshalk, III, Varian Semiconductor’s President and Chief Operating Officer announced his plans to retire before the end of 2004. On December 8, 2004, Mr. Godshalk entered into a retirement agreement effective as of December 31, 2004. For more information, please see Item 9B of Part II of this Annual Report on Form 10-K.

Item 2.	Properties.

Varian Semiconductor’s headquarters and manufacturing facility is located in Gloucester, Massachusetts. In addition, Varian Semiconductor has six sales and service offices located in the U.S. and twenty-two located outside of the U.S., including offices in France, the United Kingdom, Germany (three), the Netherlands, Japan (five), Korea (three), Taiwan (three), China (three), Singapore and Malaysia. These offices and facilities aggregate more than 570,000 square feet, of which 174,000 square feet is leased. Since fiscal year 1994, the manufacturing facilities have been registered to the internationally recognized ISO 9001:1994 quality standard. ISO 9001:2000 certification was obtained in fiscal year 2002. Field support operations in Europe and Korea have been registered to the ISO 9001:2002 standard.

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

The following table reflects Varian Semiconductor’s locations by geographic segment.

Location	Property Interest	Approx. Sq. Footage of Floor Space
North America	Own	332,000
North America	Lease	103,000
Korea	Own	64,000
Korea	Lease	3,000
Japan	Lease	20,000
Europe	Lease	17,000
Taiwan	Lease	14,000
Other	Lease	17,000

Total		570,000

Item 3.	Legal Proceedings.

Pursuant to the dispute resolution provisions of the Agreement dated January 1, 1992 between Varian Semiconductor and Applied Materials, in September 2002, Varian Semiconductor filed an arbitration demand with the American Arbitration Association asserting that Applied Materials breached the Agreement by failing to pay royalties on products Varian Semiconductor believed were covered by the Agreement’s patent license to Applied Materials. In its arbitration demand, Varian Semiconductor sought to recover back royalties, interest and attorneys’ fees. On May 2, 2003, the arbitration panel issued its decision that certain of Applied Materials’ products were subject to royalty obligations under the Agreement and on September 1, 2004 the arbitration panel ruled that the patents at issue in the arbitration were valid and enforceable. Applied Materials made an initial payment of $22.0 million for back royalties and interest on October 4, 2004 and a second payment of $2.6 million for back interest and royalties on November 8, 2004. Varian Semiconductor has notified the arbitration panel that further hearings regarding Varian Semiconductor’s remedies, including determining whether all back royalties and interest have been paid and the award of attorneys’ fees to Varian Semiconductor, may be necessary. The arbitration panel had a hearing regarding Varian Semiconductor’s remedies on November 22, 2004. Varian Semiconductor then has until January 13, 2005 to provide the arbitration panel with a list of items that still require further resolution. Applied Materials also is required to pay quarterly unit-based royalty payments to Varian Semiconductor on future sales of certain products found to be within the scope of the Agreement through expiration of the Agreement on March 20, 2007.

In September 2000, Varian Semiconductor and Applied Materials settled patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, Varian Semiconductor recorded a gain of $16.0 million ($10.8 million after taxes) relating to this litigation settlement. Varian Semiconductor maintains a reserve to cover any residual indemnification obligations. Included in current liabilities and classified as an estimated loss contingency was $2.7 million as of October 1, 2004. It is reasonably possible that the amount in this loss contingency could be reduced in fiscal 2005.

In connection with the spin-off of Varian Semiconductor from VAI, Varian Semiconductor, VAI (now known as Varian Medical Systems, Inc. (“VMS”) and Varian, Inc. (“VI”) entered into certain agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, and a Transition Services Agreement (collectively, the “Distribution Related Agreements”) whereby Varian Semiconductor agreed to indemnify VMS and VI for any costs, liabilities or expenses relating to Varian Semiconductor’s legal proceedings, including the Applied Materials matters. Under the Distribution Related Agreements, Varian Semiconductor has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS. Varian Semiconductor believes the estimated fair value of the indemnification agreements is minimal, except as already recorded on the financial statements.

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

Varian Semiconductor is currently the plaintiff in several legal disputes related to breach of contract and to certain patents that Varian Semiconductor believes the defendants have infringed. While Varian Semiconductor believes favorable judgments will be rendered with respect to such claims, the timing and amount, if any, of these judgments is uncertain.

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

No matters were submitted to a vote of security holders of Varian Semiconductor, through solicitation of proxies or otherwise, during the last quarter of fiscal year 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since April 5, 1999, Varian Semiconductor’s common stock has traded on The Nasdaq National Market under the symbol “VSEA.”

The following table sets forth the high and low sale prices per share of Varian Semiconductor’s common stock during each quarter for the two most recent fiscal years.

Fiscal 2003	High	Low
First Quarter	$33.39	$13.80
Second Quarter	$31.20	$19.51
Third Quarter	$33.19	$19.60
Fourth Quarter	$43.71	$28.29

Fiscal 2004	High	Low
First Quarter	$51.98	$38.89
Second Quarter	$51.16	$35.95
Third Quarter	$45.87	$31.05
Fourth Quarter	$36.08	$25.61

The reported closing price of Varian Semiconductor’s common stock on The Nasdaq National Market on December 13, 2004 was $36.92 per share. The number of stockholders of record on December 13, 2004 was 3,036.

Varian Semiconductor has never declared or paid cash dividends on its common stock and does not expect to pay any cash dividends on its common stock in the foreseeable future.

On October 22, 2004, Varian Semiconductor’s Board of Directors authorized the repurchase, from time to time, of up to 3.5 million shares of Varian Semiconductor’s common stock on the open market. There have been no repurchases of Varian Semiconductor’s common stock.

See Item 12 of Part III of this Annual Report on Form 10-K for information required by Item 201(d) of Regulation S-K.

Item 6.	Selected Financial Data.

The information included in the following table reflects selected consolidated summary financial data for each of the last five fiscal years. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	Fiscal Year Ended
	2004	2003	2002¹	2001²	2000³
					Restated[4]
	(Amounts in millions, except per share amounts)
Consolidated Statements of Income Data:
Revenue	$530.1	$362.5	$335.4	$632.0	$687.7
Gross profit	239.8	151.4	139.2	233.2	270.7
Income before cumulative effect of change in accounting principle	61.1	10.8	9.0	64.6	99.9
Cumulative effect of change in accounting principle, net of tax of $15.7 million	—	—	—	(27.0)	—
Net income	$61.1	$10.8	$9.0	$37.6	$99.9
Weighted average shares outstanding—basic	36,085	34,219	33,185	32,275	31,375
Weighted average shares outstanding—diluted	36,978	35,176	34,799	34,009	33,681
Income per share before cumulative effect of change in accounting principle—basic	$1.69	$0.32	$0.27	$2.00	$3.18
Income per share before cumulative effect of change in accounting principle—diluted	$1.65	$0.31	$0.26	$1.90	$2.97
Cumulative effect of change in accounting principle—basic	—	—	—	$(0.84)	—
Cumulative effect of change in accounting principle—diluted	—	—	—	$(0.80)	—
Net income per share—basic	$1.69	$0.32	$0.27	$1.16	$3.18
Net income per share—diluted	$1.65	$0.31	$0.26	$1.10	$2.97

Consolidated Balance Sheet Data
Cash and cash equivalents	$218.6	$310.5	$307.8	$278.6	$121.7
Short-term investments	$173.9	$40.0	$—	$—	$—
Total assets	$732.9	$583.5	$589.5	$588.1	$533.7
Working capital	$528.0	$429.5	$382.6	$344.8	$294.1
Total liabilities	$156.9	$109.5	$153.3	$188.6	$184.3
Stockholders’ equity	$576.1	$474.0	$436.2	$399.5	$349.4

(1)	Fiscal year 2002 results included non-recurring pre-tax royalty and license revenue of $27.8 million and a gain of $5.1 million in other income ($22.1 million after tax or $0.66 per diluted share) relating to the Settlement and License Agreement with Lam. (See Note 20 in the Notes to the Consolidated Financial Statements.)

(2)	Varian Semiconductor recorded a non-cash charge of $42.7 million ($27.0 million after tax or $0.80 per diluted share) to reflect the cumulative effect of the accounting change as of the first quarter of fiscal year 2001 related to the adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Pro forma amounts for the periods beginning before September 30, 2000 have not been presented as the effect of the change in accounting principle could not be reasonably determined.

(3)	Fiscal year 2000 results included non-recurring pre-tax gains of $18.7 million ($12.6 million after tax or $0.37 per diluted share) relating to litigation settlements.

(4)	During the first quarter of fiscal year 2001, Varian Semiconductor changed its method of valuing domestic inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. Varian Semiconductor has restated its financial statements to reflect the change to FIFO for all periods presented.

This selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included in “Item 15—Exhibits and Financial Statement Schedules.”

QUARTERLY FINANCIAL DATA

(Unaudited)

Selected Quarterly Results of Operations

The following tables set forth unaudited quarterly consolidated statements of income data for each of the eight fiscal quarters in the period ended October 1, 2004. The quarterly data should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Amounts in millions, except per share amounts)
Revenue	$101.8	$127.3	$146.2	$154.8	$530.1
Cost of revenue	59.4	69.6	79.3	82.0	290.3

Gross profit	42.4	57.7	66.9	72.8	239.8
Operating expenses	36.1	38.0	39.1	40.1	153.3

Operating income	6.3	19.7	27.8	32.7	86.5
Net interest and other income	0.9	0.8	0.6	1.1	3.4

Income before income taxes	7.2	20.5	28.4	33.8	89.9
Provision for income taxes	2.4	6.5	9.1	10.8	28.8

Net income	$4.8	$14.0	$19.3	$23.0	$61.1

Weighted average shares outstanding—basic	35,503	36,135	36,314	36,390	36,085
Weighted average shares outstanding—diluted	36,711	37,103	37,054	36,944	36,978
Net income per share—basic	$0.14	$0.39	$0.53	$0.63	$1.69
Net income per share—diluted	$0.13	$0.38	$0.52	$0.62	$1.65

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Amounts in millions, except per share amounts)
Revenue	$83.7	$111.2	$82.8	$84.8	$362.5
Cost of revenue	48.2	69.5	46.2	47.2	211.1

Gross profit	35.5	41.7	36.6	37.6	151.4
Operating expenses	32.5	34.3	35.1	37.0	138.9

Operating income	3.0	7.4	1.5	0.6	12.5
Net interest and other income	1.3	0.8	0.6	0.9	3.6

Income before income taxes	4.3	8.2	2.1	1.5	16.1
Provision for income taxes	1.4	2.7	0.7	0.5	5.3

Net income	$2.9	$5.5	$1.4	$1.0	$10.8

Weighted average shares outstanding—basic	33,915	34,141	34,199	34,592	34,219
Weighted average shares outstanding—diluted	34,746	34,998	35,018	35,882	35,176
Net income per share—basic	$0.08	$0.16	$0.04	$0.04	$0.32
Net income per share—diluted	$0.08	$0.16	$0.04	$0.03	$0.31

Varian’s Semiconductor’s business is cyclical based on the capital equipment investment expenditures of major semiconductor manufacturers. See “Item 1—Business” in this Annual Report on Form 10-K for more detail.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Varian Semiconductor is a leading supplier of ion implantation equipment used in the fabrication of semiconductor chips. Varian Semiconductor designs, manufactures, markets and services semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the United States, Europe and Asia Pacific. The VIISta™ ion implanter products are designed to leverage single wafer processing technology for the full range of semiconductor implant applications. Varian Semiconductor has shipped over 3,300 systems worldwide.

Varian Semiconductor provides support, training, and after-market products and services that help its customers to obtain high utilization and productivity, reduce operating costs, and extend capital productivity of customer investments through multiple product generations. In 2004, Varian Semiconductor was ranked number one in customer satisfaction in VLSI Research Inc.’s customer survey for all large suppliers of wafer processing equipment, an honor received in seven of the past eight years.

Varian Semiconductor’s business is cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depends on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. In fiscal 2001 and fiscal 2002, the semiconductor equipment manufacturers experienced a significant contraction in the demand for products due to the slowdown in economies worldwide, specifically the slowdown in technology sectors that utilize integrated circuits. In fiscal year 2003, Varian Semiconductor experienced an increase in business activity owing to a generally strengthening economy and increased demand for semiconductors. During fiscal year 2004, demand was strong for products in the semiconductor industry. For the fiscal year 2004 Varian Semiconductor’s revenue increased 46% over fiscal year 2003. However, visibility is still limited and thus, it is not known whether or not the industry will continue in its current pattern.

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

Service revenue includes revenue from maintenance and service contracts, extended warranties, paid service and installation services. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Extended warranties are deferred as deferred revenue and recognized ratably over the applicable warranty term. Revenue related to paid service is recorded when earned and revenue related to installation is recorded upon fulfillment of the service obligation. Royalty and license revenue is recognized when contractual obligations are met, and in the case of royalties, upon receipt of a royalty report from the customer, evidence of an arrangement exists, fees are fixed or determinable and collection is reasonably assured.

When fees are not fixed or determinable, revenue is recorded when payments become due.

Varian Semiconductor’s transactions frequently include the sale of systems and services under multiple element arrangements. Revenue under these arrangements is allocated to all elements, except systems, based upon the fair value of those elements. The amount allocated to installation is based upon hourly rates at the estimated time to complete the service. The fair value of all other elements is based upon the price charged when these amounts are sold separately and unaccompanied by other elements. The amount of revenue allocated to systems is done on a residual method basis. Under this method, the total value of the arrangement is allocated first to the undelivered elements based on their fair values, with the remainder being allocated to systems revenue.

Inventory and Purchase Order Commitments

Varian Semiconductor values its inventory at the lower of cost or market. The determination of lower of cost or market requires that Varian Semiconductor make significant assumptions about future demand for products and the transition to new product offerings from legacy products. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. Varian Semiconductor also provides for losses on those open purchase order commitments in which Varian Semiconductor’s estimated obligation to receive inventory under these commitments exceeds expected production demand. These assumptions include, but are not limited to, future manufacturing schedules, customer demand, supplier lead time and technological and market obsolescence. Once inventory is written down and a new cost basis has been established, it is not written back up if demand increases. If market conditions are less favorable than those projected by management, additional inventory provisions may be required. If market conditions are more favorable than those projected by management, and specific inventory previously written down is subsequently sold, gross profit would improve by the amount of the specific write down reversed in the quarter the inventory is sold. In the case of purchase order commitments, more favorable market conditions or successful negotiations with suppliers will result in a reduction of provisions in the quarter the excess purchase order commitments are reduced.

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

Valuation Allowance on Deferred Tax Assets and Income Tax Provision

Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. On a quarterly basis, Varian Semiconductor evaluates both the positive and negative evidence bearing upon the realizability of its deferred tax assets. Varian Semiconductor considers future taxable income, ongoing prudent and feasible tax planning strategies, and the ability to utilize tax losses and credits in assessing the need for a valuation allowance. A valuation allowance related to certain state tax credit carryforwards has been recorded. Management has concluded that it is more likely than not that these credits will not be utilized since historically the annual amount of state credits generated exceeds the amount of credits that can be used. Should Varian Semiconductor determine that it is not able to realize all or part of its other deferred tax assets in the future, a valuation allowance would be required resulting in an expense recorded within the provision for income taxes line in the Statement of Income in the period in which such determination was made. It is reasonably possible that the amount of the deferred tax asset considered realizable could be reduced in the near term if future taxable income is reduced. Varian Semiconductor’s effective tax rate is affected by levels of taxable income in domestic and foreign tax jurisdictions, U.S. tax credits generated and utilized for research and development expenditures, U.S. foreign income exclusion, investment tax credits and other tax incentives specific to domestic and foreign operations. In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service (“IRS”). The IRS is presently conducting an examination for the tax years 1999 through 2002 as part of its routine examinations of Varian Semiconductor’s income tax returns. The outcome of this examination cannot be determined at this time since fieldwork is still underway. Varian Semiconductor anticipates that the examination may be completed during fiscal year 2005. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution would result in a reduction to Varian Semiconductor’s effective tax rate in the quarter of resolution. Any additional impact on Varian Semiconductor’s liability for income taxes cannot presently be determined; however, Varian Semiconductor believes its accrued income tax liabilities are adequate.

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

Results of Operations

Fiscal Year

Varian Semiconductor’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal year 2004 is comprised of the 52-week period ended on October 1, 2004. Fiscal year 2003 was comprised of the 53-week period ended on October 3, 2003. Fiscal year 2002 was comprised of the 52-week period ended on September 27, 2002.

Fiscal Year 2004 Compared to Fiscal Year 2003

Revenue

The following table sets forth total revenue and revenue by revenue stream for fiscal years 2004 and 2003.

	Fiscal Year		Change	Percent Change
	2004	2003
	(Amounts in millions)
Product	$456.2	$284.9	$171.3	60%
Service	66.0	69.2	(3.2)	(5%)
Royalty and license	7.9	8.4	(0.5)	(6%)

Revenue	$530.1	$362.5	$167.6	46%

Product

Increased customer demand for single wafer ion implanters, parts and upgrades contributed to the increase in product revenue in fiscal year 2004 compared to fiscal year 2003.

Service

Service revenue declined in fiscal year 2004 from fiscal year 2003 due to lower installation revenue. Installation revenue is influenced by shipment volume of ion implanters, product mix and customer mix, and timing of customer acceptance. In addition, as products have matured and the installation requires less effort to complete, the fair value of installation revenue has been lowered and product revenue simultaneously increased.

Royalty and license

Pursuant to the terms of a Settlement and License Agreement between Varian Semiconductor and Lam, Varian Semiconductor received, during the first quarter of fiscal year 2002, a warrant to purchase 2,000,000 shares of Lam common stock at $21.30 per share and a $5.0 million cash payment in exchange for prior use of certain Varian Semiconductor patents. Total royalty and license revenue recognized from Lam during the first quarter of fiscal year 2002 included the warrant, which was valued at $22.8 million, and the $5.0 million cash payment received. Lam is required to make quarterly cash payments of $1.25 million through December 2004 for future use of the patents. These quarterly cash payments have been recognized as revenue in fiscal years 2004, 2003 and 2002.

As a result of an arbitration panel ruling in the second phase of the arbitration between Varian Semiconductor and Applied Materials, Varian Semiconductor received an initial payment of $22.0 million on October 4, 2004 and a second payment of $2.6 million on November 8, 2004 for back royalties and interest. The payments were made pursuant to a patent and license agreement, as a result of the arbitration panel ruling that Varian Semiconductor’s patents are valid and enforceable. Applied Materials is also required to make quarterly unit-based royalties payments to Varian Semiconductor on future sales of certain products found to be within the scope of the Agreement through the expiration of the Agreement in March 2007. Of the total $24.6 million received to date, Varian Semiconductor anticipates that approximately $19.0 million will be recognized as revenue and the remainder will be recognized as interest income during the first quarter of fiscal year 2005.

Revenue from Varian Semiconductor’s ten largest customers, in fiscal years 2004 and 2003 accounted for approximately 60% and 66% of revenue, respectively. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In fiscal year 2004, revenue from two customers accounted for 14% and 10% of Varian Semiconductor’s total revenue. In fiscal year 2003, revenue from two customers accounted for 16% and 12% of Varian Semiconductor’s total revenue.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given period (see also “Risk Factors” and “Critical Accounting Policies—Revenue Recognition”).

Cost of Product and Service Revenue.    Cost of product revenue was $249.1 million and gross margin was 45% for fiscal year 2004, compared to the cost of product revenue of $169.2 million and gross margin of 41% for fiscal year 2003. More efficient factory (primarily overhead absorption) and supply chain operations, principally due to increased customer demand, increased gross profit by $25.8 million compared to the same period a year ago. In addition, the increased volume of parts and upgrades sales favorably impacted gross profit by $31.1 million compared to the same period a year ago. Gross profit was favorably affected in fiscal year 2003 by $7.2 million from the sale of certain inventory for which the carrying value had been reduced in previous periods and from the reduction of adverse inventory purchase commitments. Varian Semiconductor has historically, and may in the future, sustain inventory-related charges resulting from numerous factors, including changes in customers’ purchase commitments, changes in commitments to Varian Semiconductor’s vendors, technology changes and Varian Semiconductor’s manufacturing lead-times. Cost of service revenue was $41.2 million and $41.9 million for fiscal years 2004 and 2003, respectively, and gross margin was 38% and 39% for each period, respectively. The decrease in gross margin for cost of service revenue in fiscal year 2004 was a result of less installation revenue (refer to service revenue), partially offset by higher paid service gross margins.

Research and Development.    Research and development expenses were $67.7 million for fiscal year 2004, compared to $60.5 million for fiscal year 2003, an increase of $7.2 million, or 12%. The increase was a result of increased labor and material spending associated with the development of new products, particularly new generation high current implanters. Varian Semiconductor intends to continue its investment in research and development.

Marketing, General and Administrative.    Marketing, general and administrative expenses were $85.6 million for fiscal year 2004, compared to $76.9 million for fiscal year 2003. The increase in expenses was the result of marketing expenses related to higher revenue volume and the demonstration of new generation products, increases in the cost of variable compensation programs that partially fluctuate with profitability and legal expenses associated with patent enforcement actions. Varian Semiconductor has continued to improve its accounts receivable collections experience. As a result, $0.6 million and $1.8 million of customer accounts receivables were collected in fiscal years 2004 and 2003, respectively, that were previously included in the allowance for doubtful accounts.

On October 5, 2004, Varian Semiconductor’s Board of Directors amended the definition of retirement to mean (i) for non-employee directors, the voluntary cessation of service as a director after completion of at least three years of service as a director, (ii) for employees, other than executive officers as provided in clause (iii) below, the voluntary resignation from employment after completion of at least ten years of service as an employee and the attainment of age 55, and (iv) for executive officers, the voluntary resignation from employment after the attainment of a combined age and years of service as an employee of at least 65, a minimum age of 55, and completion of at least five years of service as an employee.

On December 8, 2004, Varian Semiconductor entered into a Retirement Agreement and General Release (the “Retirement Agreement”) with Ernest L. Godshalk, III pursuant to which Mr. Godshalk will resign from his position as a director and as President and Chief Operating Officer of Varian Semiconductor effective as of December 31, 2004 (the “Retirement Date”) due to retirement. As a result, approximately $3.5 million will be due to Mr. Godshalk, and expensed in the first quarter of fiscal 2005, for which $2.5 million will be a non-cash charge. For more information, please see Item 9B of Part II of this Annual Report on Form 10-K.

Restructuring Costs.    There were no restructuring costs during fiscal year 2004. During fiscal year 2003, Varian Semiconductor recognized approximately $1.4 million in restructuring costs. The restructuring costs related to a reduction in headcount of approximately 55 employees and were primarily severance-related. The majority of the restructuring reserve balance of $0.1 million as of October 1, 2004 is expected to be paid during fiscal year 2005.

Below is a table summarizing the restructuring reserve activity in fiscal years 2003 and 2004:

	Reduction in Work Force	Facility Closures	Other	Total
	(Amounts in thousands)
Balance as of September 27, 2002	$2,167	$602	$95	$2,864
New charges	1,390	45	—	1,435
Cash payments	(3,293)	(529)	(95)	(3,917)

Balance as of October 3, 2003	264	118	—	382
Cash payments	(264)	(31)	—	(295)

Balance as of October 1, 2004	$—	$87	$—	$87

Interest Income and Interest Expense.    During fiscal year 2004, Varian Semiconductor earned $4.3 million in net interest income, compared to $4.0 million for fiscal year 2003. Interest income increased due to higher cash and investment balances, an increased portion of longer term investments, and higher interest rates. Interest income was partially offset by higher interest expense resulting from a full year’s payments on mortgage debt assumed as part of the purchase in February 2003 of Varian Semiconductor’s Newburyport, Massachusetts facility.

Other (Loss) Income, net.    During fiscal year 2004, Varian Semiconductor recorded a net loss in other loss of $0.9 million primarily related to the cancellation of capital projects due to the limited visibility in the industry. During fiscal year 2003, Varian Semiconductor recorded a net loss in other income of $0.4 million in other income. Other expense, net primarily relates to foreign exchange gains and losses.

Provision for Income Taxes.    Varian Semiconductor’s effective income tax rate was 32% in fiscal year 2004 and 33% in fiscal year 2003. The rate is lower than the U.S. federal statutory rate in fiscal years 2004 and 2003 principally due to credits and lower-taxed foreign income. Future tax rates may vary from these historic rates depending on the worldwide composition of earnings and the continuing availability of income tax credits as well as the potential resolution of tax contingencies. On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA phases out the benefits from the extraterritorial exclusion over the next two fiscal years, and provides a new deduction for income from domestic production activities. The AJCA also creates a temporary incentive for U.S. companies to repatriate accumulated foreign earnings by providing an elective 85-percent dividends received deduction for certain dividends from controlled foreign corporations. Varian Semiconductor is currently evaluating the effect, if any, that these provisions will have on Varian Semiconductor’s future effective tax rate.

Net Income.    As a result of the foregoing factors, in fiscal year 2004 Varian Semiconductor recorded net income of $61.1 million, compared to net income of $10.8 million for fiscal year 2003. The net income per diluted share was $1.65 for fiscal year 2004, compared to net income of $0.31 per diluted share for fiscal year 2003.

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

Royalty and license

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

Revenue from Varian Semiconductor’s ten largest customers, including the non-recurring royalties in 2002 of $27.8 million received from Lam, in fiscal years 2003 and 2002 accounted for approximately 66% and 62% of revenue, respectively. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In fiscal year 2003, revenue from two customers accounted for 16% and 12% of Varian Semiconductor’s total revenue. In fiscal year 2002, revenue from two customers accounted for 13% and 10% of Varian Semiconductor’s total revenue.

Cost of Product and Service Revenue.    Cost of product revenue was $169.2 million and gross margin was 41% for fiscal year 2003, compared to the cost of product revenue of $155.8 million and gross margin of 33% for fiscal year 2002. Beginning in fiscal year 2001 and continuing into fiscal year 2002, the semiconductor industry went into a sustained downturn, as evidenced by a decrease in quarterly revenue of $148.6 million, or 66%, between the first quarter of 2001 and the first quarter of 2002. During fiscal year 2002, Varian Semiconductor recorded approximately $15.2 million of supply chain and inventory-related charges due to a substantial drop in orders and anticipated demand, primarily for legacy products, which resulted in Varian Semiconductor’s inventory levels and outstanding purchase commitments exceeding anticipated demand for such products. During fiscal year 2003, demand for products began to stabilize, and customers began purchasing some legacy products and certain end of life products for which the inventory had been specifically reserved in previous years. Some of these sales were the result of unanticipated sales in emerging markets. During fiscal year 2003, Varian Semiconductor was able to improve factory operations and supply chain management and favorably negotiate settlements related to inventory commitments with selected vendors. As a result of both the increase in demand, and improved management, these items favorably affected gross margin and pre-tax income by $7.2 million in fiscal year 2003. Gross profit was favorably affected in fiscal year 2003 by $2.9 million primarily due to engineering and product design enhancements that improved product warranty experience. Cost of service revenue was $41.9 million and $40.5 million for fiscal year 2003 and 2002, respectively, and gross margin was 39% for both periods.

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

Marketing, General and Administrative.    Marketing, general and administrative expenses were $76.9 million for fiscal year 2003, compared to $79.4 million for fiscal year 2002. The decline in expenses was the result of a decrease in headcount and reductions in the cost of variable compensation programs partially offset by increased marketing expenses related to a higher level of field and factory demonstration costs. Varian Semiconductor has continued to improve its accounts receivable collections experience. As a result, $1.8 million and $2.7 million of customer accounts receivables were collected in fiscal years 2003 and 2002, respectively, that were previously included in the allowance for doubtful accounts.

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

Liquidity and Capital Resources

Varian Semiconductor generated $30.5 million of cash from operations during fiscal year 2004, compared to $37.1 million during fiscal year 2003. Cash provided by operations in fiscal year 2004 was derived primarily from net income of $61.1 million and increases in deferred revenue of $30.8 million and accounts payable of $11.5 million. The cash flow effect of the increase in deferred revenue and net income was partially offset by increases in accounts receivable of $59.8 million and inventory of $52.8 million. In fiscal year 2003, cash provided by operations was primarily a result of a decrease in accounts receivable of $25.9 million, inventories of $24.7 million and net income of $10.8 million. These decreases and net income were partially offset by a decrease in deferred revenue of $37.9 million and a decrease in accrued expenses of $20.4 million.

Varian Semiconductor used $134.9 million for the net purchase of short-term investments during fiscal year 2004. In February 2003, Varian Semiconductor purchased its facility located in Newburyport, Massachusetts from its lessor for approximately $9.3 million, using approximately $3.4 million of cash. As part of this purchase, Varian Semiconductor assumed the seller’s outstanding loan on the property of approximately $5.1 million. Overall, Varian Semiconductor used $11.6 million and $12.9 million of cash for the purchase of property, plant and equipment during fiscal years ended October 1, 2004 and October 3, 2003. respectively. Cash provided by investing activities for the fiscal year ended September 27, 2002 included $28.0 million that was generated from the sale of the Lam warrant on April 1, 2002 (See Note 20 in the Notes to the Consolidated Financial Statements).

During fiscal year 2004, Varian Semiconductor generated $24.1 million of cash from financing activities, primarily due to $26.2 million from the issuance of stock upon the exercise of stock options and under the employee stock purchase plan, offset by repayments on short- and long-term borrowings. During fiscal year 2003, $17.9 million of cash was generated by financing activities, primarily due to $18.9 million from the issuance of stock upon the exercise of stock options. This was partially offset by repayments of short-term borrowings.

Varian Semiconductor has an agreement with two banks to sell specific receivables, subject to recourse provisions. There were no receivables sold under these arrangements during fiscal year 2004 and 2003. During fiscal year 2002 approximately $9.3 million of receivables were sold under these arrangements. As of October 1, 2004 and October 3, 2003, no receivables sold to the bank were outstanding. Varian Semiconductor has not recorded any asset or liability in connection with these agreements. Varian Semiconductor does not believe it is materially at risk for any losses as a result of this agreement.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash, cash equivalents and short-term investments of $392.5 million at October 1, 2004 will be sufficient to satisfy working capital requirements, commitments for capital expenditures, any future common stock repurchases and other purchase commitments, environmental contingencies and cash requirements for the foreseeable future.

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

Contractual Obligations

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of income. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of October 1, 2004 have not been included in the consolidated balance sheets and statements of income included under Item 8. Financial Statements and Supplementary Data; however, they have been disclosed in the following table in order to provide an accurate picture of Varian Semiconductor’s financial position and liquidity.

	Commitments by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years
	(Amounts in thousands)
Operating leases	$2,655	$1,781	$846	$28
Purchase order commitments	47,040	45,840	1,200	—

Total commitments	$49,695	$47,621	$2,046	$28

As of October 1, 2004 and October 3, 2003, Varian Semiconductor’s subsidiary in Japan had two credit facilities available with two different financial institutions. At October 1, 2004, maximum available borrowings under each of the two facilities were as follows: Yen 400,000,000 ($3.6 million) and Yen 1,000,000,000 ($9.1 million). The loans are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. The interest rate for the Yen 400,000,000 credit facility is the Tokyo interbank offered rate + 1.75% (approximately 1.81% at both October 1, 2004 and October 3, 2003). The interest rate for the other credit facility is based on the short-term prime rate (approximately 1.375% at October 1, 2004) and the short-term prime rate + 0.25% (approximately 1.625% at October 3, 2003). Loans under these facilities mature every 30 to 90 days and are normally rolled over into new 30 to 90 day loans upon maturity. Total outstanding borrowings at October 1, 2004 were Yen 400,000,000, or $3.6 million, and at October 3, 2003 were Yen 590,000,000, or $5.3 million.

Varian Semiconductor also has borrowing capacity in Europe, Korea and Taiwan. In April 2004, Varian Semiconductor’s subsidiary in Europe renewed a credit facility that includes overdraft protection of Euro 1.0 million ($1.2 million at October 1, 2004). Interest accrues at the Euro base rate + 1.5% (approximately 4.25% at October 1, 2004). Varian Semiconductor’s subsidiaries in Korea and Taiwan maintain credit facilities of $3.0 million and $1.0 million, respectively. Any outstanding borrowings under the Korean facility accrue interest at the local base rate + 1.6% (approximately 5.96% at October 1, 2004) and are payable on demand. Any outstanding borrowings under the Taiwan facility accrue interest at the local base rate + 2.0% plus taxes (approximately 3.7% at October 1, 2004) and are payable on demand. All three credit facilities are unsecured and contain no restrictive covenants, although each facility is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of October 1, 2004 or October 3, 2003 under any of these three facilities.

In February 2003, Varian Semiconductor purchased its previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. Prepayment would require Varian Semiconductor to pay a prepayment penalty equal to the greater of two percent of the outstanding principal balance or the excess of the present value of all future loan payments over the outstanding principal balance of the loan. The loan is secured by the property. The $4.6 million carrying amount of the loan had an estimated fair value of $5.0 million at October 1, 2004. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and Varian Semiconductor’s financial condition at October 1, 2004. As of October 1, 2004, Varian Semiconductor also has a standby letter of credit outstanding for $1.9 million as a guarantee for the debt on this facility.

The loan payments are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Amounts in thousands)
Principal and interest	$6,476	$785	$2,355	$1,570	$1,766

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former VAI, now known as VMS (See also Note 23 in the Notes to the Consolidated Financial Statements.) On April 2, 1999, VAI contributed its SEB to Varian Semiconductor, then distributed to the holders of record of VAI common stock one share of common stock of Varian Semiconductor for each share of VAI common stock owned on March 24, 1999. At the same time, VAI contributed its Instruments Business (“IB”) to VI and distributed to the holders of record of VAI common stock one share of common stock of IB for each share of VAI common stock owned on March 24, 1999. VAI retained its Health Care Systems business and changed its name to VMS effective as of April 2, 1999. These transactions were accomplished under the terms of a Distribution Agreement by and among Varian Semiconductor, VAI, hereafter referred to as VMS for periods following the spin-off and VI (the “Distribution Agreement”). For purposes of providing an orderly transition and to define certain ongoing relationships between and among Varian Semiconductor, VMS and VI after the spin-off, Varian Semiconductor, VMS and VI also entered into the Distribution Related Agreements.

The Distribution Related Agreements provide that from and after the spin-off, VMS, VI, and Varian Semiconductor will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VMS and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VMS, VI, and Varian Semiconductor. The Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll and pension liabilities) in accordance with their terms. During fiscal years 2004, 2003, and 2002, Varian Semiconductor was charged $1.6 million, $1.4 million, and $4.0 million, respectively, by VMS in settlement of these obligations.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that Varian Semiconductor currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the proposed standard is for interim and annual periods beginning after June 15, 2005. It is expected that the final standard will be issued by the end of 2004 and should it be finalized in its current form, it will have a significant impact on the consolidated statement of operations as Varian Semiconductor will be required to expense the fair value of stock option grants and stock purchases under the employee stock purchase plan.

Risk Factors

The semiconductor industry is cyclical, and a slowdown in demand for Varian Semiconductor’s semiconductor manufacturing equipment could negatively affect financial results.

The semiconductor industry historically has been cyclical in nature and has experienced periodic downturns. The industry is currently experiencing volatility in product pricing and in product demand. Volatility may result in significant reductions and delays in the purchase of semiconductor manufacturing equipment and the construction of new fabrication facilities. Even though Varian Semiconductor’s revenues fluctuate significantly from period to period, in order to remain competitive, Varian Semiconductor continues to invest in research and development and to maintain its worldwide customer service and support capability. These investments in the business may adversely affect Varian Semiconductor’s financial results.

Varian Semiconductor faces intense competition in the semiconductor equipment industry.

Significant competitive factors in semiconductor equipment manufacturing include the strength of customer relationships, pricing, technological performance and timing, distribution capabilities and financial viability. Varian Semiconductor believes that in order to remain competitive in this industry, it will need to devote significant financial resources to research and development, to offer and market a broad range of products, and maintain and enhance customer service and support centers worldwide. The semiconductor equipment industry is increasingly dominated by large manufacturers who have resources to support customers worldwide, and some of Varian Semiconductor’s competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, service and support than does Varian Semiconductor. With fewer resources, Varian Semiconductor may not be able to match the product offerings or customer service and technical support offered by its competitors. In addition, there are several smaller companies that provide innovative technology that may have performance advantages over Varian Semiconductor’s systems. If these manufacturers continue to improve their product performance and pricing, enter into strategic relationships, expand their current targeted geographic territory or consolidate with large equipment manufacturers, sales of Varian Semiconductor’s products may suffer.

Varian Semiconductor derives a substantial portion of its revenues from a small number of customers, and its business may be harmed by the loss of any one significant customer.

Varian Semiconductor has historically sold at least half of its systems in any particular period to its major customers, some of which include Hynix, IBM, Infineon, Intel, Micron, Samsung, Sony, ST Microelectronics, Texas Instruments, TSMC and UMC. During some quarters, some of these customers have individually accounted for more than ten percent of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. Furthermore, Varian Semiconductor may have difficulty attracting additional large customers because its sales depend, in large part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. Once a semiconductor manufacturer has selected a particular supplier’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Consequently, Varian Semiconductor may experience difficulty in selling to a prospective customer if that customer initially selects a competitor’s capital equipment.

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

During a quarter Varian Semiconductor customarily sells a relatively small number of ion implantation systems. Consequently, Varian Semiconductor’s revenue and financial results could be negatively impacted for a particular quarter if anticipated orders from even a few customers are not received in time to permit shipment and/or there are delays in customer acceptance of the product upon installation. Varian Semiconductor recognizes all or a portion of the revenue from a product at the time the product is shipped and title and risk of loss has passed to the customer. As a result, it is often difficult to determine the timing of product revenue recognition. In addition, Varian Semiconductor’s product order backlog at the beginning of each quarter may not include all systems needed to achieve expected revenues for that quarter. Because Varian Semiconductor may build systems according to forecast, the absence of a significant backlog for an extended period of time could adversely affect financial results.

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

International revenue accounted for approximately 80%, 61%, and 61% of Varian Semiconductor’s revenue in fiscal years 2004, 2003, and 2002, respectively; and specifically, revenue in Asia has accounted for a substantial portion of this revenue. Sales to Asia accounted for approximately 68%, 46%, and 44% of revenue in fiscal years 2004, 2003 and 2002, respectively. Because Varian Semiconductor relies on sales to customers in Asia for a substantial portion of its revenue, its business is very likely to be adversely impacted by economic downturns and instability in that region. Varian Semiconductor’s business in Asia is affected by demand in each country. In addition, international sales are subject to risks, including, but not limited to:

•	fluctuations in foreign exchange rates;

•	changes in legal and regulatory requirements;

•	political and economic instability and acts of terrorism;

•	difficulties in accounts receivable collection;

•	any public health crisis such as Severe Acute Respiratory Syndrome, or SARS;

•	difficulties in staffing cultural diversity and managing international operations; and

•	foreign trade disputes.

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

Varian Semiconductor’s indemnification obligations under the Distribution Related Agreements could be substantial, and Varian Semiconductor may not be fully indemnified in accordance with the Distribution Related Agreements for the expenses it incurs.

Under the terms of the Distribution Related Agreements, each of VMS, VI and Varian Semiconductor has agreed to indemnify the other parties (and certain related persons) from and after the spin-off with respect to certain indebtedness, liabilities and obligations which could be significant. The availability of such indemnities will depend upon the future financial strength of the companies. There is a risk that one or more of these companies will not be able to satisfy their indemnification obligations. In addition, the Distribution Related Agreements generally provide that if a court prohibits a company from satisfying its indemnification obligations, then such obligations will be shared equally by the other companies.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.4 million in estimated environmental investigation and remediation costs for these sites and facilities as of October 1, 2004. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.6 million, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.4 million previously described.

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

An important element of Varian Semiconductor’s management strategy is to review acquisition prospects that would complement existing products, augment market coverage and distribution ability, or enhance technological capabilities. In the future, Varian Semiconductor may make acquisitions of complementary companies, products or technologies, or may reduce or dispose of certain product lines or technologies that no longer fit Varian Semiconductor’s long-term strategies. Managing an acquired business, disposing of product technologies or reducing personnel entails numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management’s attention to other business concerns, amortization of acquired intangible assets, the incurrence of debt and contingent liabilities and potential loss of key employees or customers of acquired or disposed operations, among others. Varian Semiconductor’s success will depend, to a significant extent, on the ability of its executive officers and other members of its senior management to identify and respond to these challenges effectively. In addition, any acquisitions could result in dilutive issuances of equity securities. There can be no assurance that Varian Semiconductor will be able to achieve and manage successfully any such growth, decline, integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel, or that management, personnel or systems will be adequate to support continued operations. Any such inabilities or inadequacies would have a material adverse effect on Varian Semiconductor’s business, operating results, financial condition, cash flows and/or the price of Varian Semiconductor common stock.

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

Compliance with Internal Controls Evaluation and Attestation Requirements.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Varian Semiconductor will be required, beginning in fiscal 2005, to perform an evaluation of its internal controls over financial reporting and have its independent registered public accounting firm publicly attest to such evaluation. Varian Semiconductor has prepared an internal plan of action for compliance, which includes a timeline and scheduled activities, although as of the date of this filing, Varian Semiconductor has not yet prepared the evaluation. Compliance with these requirements is expected to be expensive and time-consuming. If Varian Semiconductor fails to timely complete this evaluation, or if its independent registered public accounting firm cannot timely attest to our evaluation, Varian Semiconductor could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm Varian Semiconductor’s operating results or cause Varian Semiconductor to fail to meet its reporting obligations, resulting in an adverse opinion from its independent registered public accounting firm.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

As a multinational company, Varian Semiconductor is exposed to adverse movements in foreign currency exchange rates. This exposure may change over time as Varian Semiconductor’s business practices evolve and could have a material adverse impact on Varian Semiconductor’s financial results. Historically, Varian Semiconductor’s primary exposures have resulted from non-U.S. Dollar-denominated sales in Asia and Europe. Varian Semiconductor does not enter into forward exchange contracts for trading purposes. Varian Semiconductor’s forward exchange contracts generally range from one to six months in original maturity. No forward exchange contract exceeds one year in original maturity.

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. Dollar currencies. The aggregate exchange loss was immaterial in fiscal year 2004.

Forward exchange contracts outstanding are summarized as follows (amounts in thousands):

	October 1, 2004			October 3, 2003
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Korean Won	$2,520	1,148.68	$2,520	$—	—	$—
New Taiwan Dollar	1,633	33.81	1,626	591	33.87	590
Japanese Yen	826	109.44	820	—	—	—
British Pound	125	0.56	126	277	0.64	296
Euro	—	—	—	200	0.86	200

Total foreign currency purchase contracts	$5,104		$5,092	$1,068		$1,086

Foreign currency sell contracts:
Korean Won	$6,467	1,155.45	$6,504	$3,380	1,176.28	$3,457
Euro	745	0.82	760	2,358	0.93	2,554
New Taiwan Dollar	477	33.96	477	104	33.73	103
Japanese Yen	—	—	—	4,225	115.12	4,389
Israeli Shekel	—	—	—	127	4.48	129

Total foreign currency sell contracts	7,689		7,741	10,194		10,632

Total contracts	$12,793		$12,833	$11,262		$11,718

Varian Semiconductor also hedges currency exposures that are associated with certain of its product sales denominated in Japanese Yen. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these forward foreign exchange contracts are designated as hedges of anticipated product sales, and accordingly, the gains and losses resulting from the impact of currency rate movements on these contracts are not recognized in income until the underlying hedged transactions are recognized. Upon recognition, such gains and losses are recorded in revenue as an adjustment to the carrying amount of the underlying transactions in the period in which these transactions are recognized. Should the hedged anticipated product sales not occur within two months of the expiration of the forward foreign exchange contract, any unrealized gain or loss would be recorded in other (loss) income. There were three forward foreign exchange sell contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at October 1, 2004 totaling $9.3 million. In addition, there was one forward foreign exchange purchase contract in the amount of $3.4 million offsetting the three forward sell contracts.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities. Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and short-term investments. Varian Semiconductor maintains cash investments primarily in U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at October 1, 2004 and October 3, 2003 were $212.8 million and $304.3 million, respectively. At October 1, 2004, Varian Semiconductor’s short-term investments were $173.9 million and consisted primarily of U.S Treasury, government agency and corporate bonds and certificates of deposit with ratings of AA or better. At October 3, 2003, Varian Semiconductor’s short-term investments were $40.0 million and consisted of certificates of deposit that were available for sale with maturities of less than two years.

In February, 2003, Varian Semiconductor purchased its facility located in Newburyport, Massachusetts. As part of the purchase price, Varian Semiconductor assumed the seller’s outstanding loan of $5.1 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. The loan is secured by the property. The $4.6 million remaining principal amount of the loan had an estimated fair value of $5.0 million at October 1, 2004. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and Varian Semiconductor’s financial condition at October 1, 2004.

Commodity Price Risk

Varian Semiconductor is not exposed to material commodity price risk.

Item 8.	Financial Statements and Supplementary Data.

The response to this item is submitted as a separate section to this report. See “Item 15. Exhibits and Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of Varian Semiconductor as of October 1, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2004, the disclosure controls and procedures of Varian Semiconductor were (1) designed to ensure that material information relating to Varian Semiconductor, including its consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Varian Semiconductor in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 1, 2004 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.	Other Information.

Entry into a Material Definitive Agreement

On December 8, 2004, Varian Semiconductor entered into a Retirement Agreement and General Release (the “Retirement Agreement”) with Ernest L. Godshalk, III pursuant to which Mr. Godshalk will resign from his position as a director and as President and Chief Operating Officer of Varian Semiconductor effective as of December 31, 2004 (the “Retirement Date”) due to retirement. Mr. Godshalk is voluntarily retiring from all his capacities as an employee, director and officer of Varian Semiconductor effective as of the Retirement Date. The Retirement Agreement releases Varian Semiconductor from any claims by Mr. Godshalk and supersedes the Change in Control Agreement, dated February 16, 2001, between Mr. Godshalk and Varian Semiconductor. The Retirement Agreement describes the transition and retirement benefits to be provided to Mr. Godshalk. A brief description of the material terms and conditions of the Retirement Agreement is set forth below, and a copy of the Retirement Agreement is attached hereto as Exhibit 10.19 to this Annual Report on Form 10-K and is incorporated by reference herein.

Pursuant to the Retirement Agreement, Mr. Godshalk will receive all compensation, including salary, bonus and other incentive compensation, and will be eligible to participate in all benefit plans in which he currently participates until the Retirement Date. Mr. Godshalk is entitled to contribute to the Employee Stock Purchase Plan until the Retirement Date and as otherwise provided by such plan. Pursuant to the Retirement Agreement, Mr. Godshalk is also entitled to receive any amounts earned but not yet paid under the Management Incentive Plan for the 2004 fiscal year at the same time payments are made to other plan participants.

The Retirement Agreement provides that Varian Semiconductor will pay Mr. Godshalk a lump sum payment of $960,000 within ten days after the Retirement Date and a lump sum payment of $15,000 for professional outplacement services or for any other purpose in Mr. Godshalk’s sole discretion. Mr. Godshalk may continue to use the automobile currently provided by Varian Semiconductor until the Retirement Date, and, on the Retirement Date, he will have the right to purchase the automobile at a price as determined in accordance with the relevant plan of Varian Semiconductor. In addition, Varian Semiconductor will “gross up” Mr. Godshalk for taxes with respect to Mr. Godshalk’s purchase of the automobile. The Retirement Agreement provides that Mr. Godshalk may exercise his stock options that are vested as of the Retirement Date in accordance with the terms of Varian Semiconductor’s Omnibus Stock Plan, and Varian Semiconductor will pay to Mr. Godshalk all amounts credited to his Supplemental Retirement Plan account through December 31, 2004 (with a discount for lump sum payment as provided for under the terms of such plan) within thirty days of the Retirement Date.

In addition, the Retirement Agreement provides that Mr. Godshalk and his eligible dependents, effective December 31, 2004, will be eligible for health insurance coverage under Varian Semiconductor’s retiree health insurance program in accordance with the terms thereof until the earlier of (i) the date on which Mr. Godshalk obtains coverage in another group health plan and (ii) his and his spouse’s death. Varian Semiconductor will pay for all costs associated with such coverage, including premiums, but not deductibles and co-payments until December 31, 2005. In the event that Varian Semiconductor’s insurance carrier fails to provide Mr. Godshalk with substantially the same coverage at substantially the same cost as it does for other employees, Varian Semiconductor will reimburse Mr. Godshalk for the difference between the cost of his coverage and the cost of a coverage for a company employee until the earlier of the events specified in (i) and (ii) of this paragraph, subject to certain limitations. Mr. Godshalk may also elect to convert his Varian Semiconductor group life insurance coverage within thirty-one days after the Retirement Date to an individual life insurance conversion policy in an amount equal to or less than the amount of coverage under the group policy.

In the event that any governmental regulation applicable to any Varian Semiconductor compensation or benefit plan provided to Mr. Godshalk under the Retirement Agreement prohibits payment or benefit to him, Varian Semiconductor will not be obligated to make such payment or to provide such benefit, provided that Varian Semiconductor agrees to compensate Mr. Godshalk with comparable consideration to the extent permitted by such regulations.

The Retirement Agreement provides that Mr. Godshalk must cooperate with Varian Semiconductor with respect to any action, proceeding, investigation or litigation involving Varian Semiconductor, and if it requests Mr. Godshalk to cooperate at any point after the twelve-month anniversary of the Retirement Date, Varian Semiconductor will reimburse him for his assistance at the daily rate of $3,000 for any day or part of a day in excess of five days per calendar year that he devotes to such cooperation.

The Retirement Agreement also contains a non-competition restrictive covenant that provides Mr. Godshalk may not compete for a period beginning on the Retirement Date and ending on the twelve-month anniversary of such date. In addition, Mr. Godshalk continues to be subject to the covenants in the Nondisclosure of Proprietary Information Agreement, dated November 20, 1998.

Termination of a Material Definitive Agreement

Pursuant to the terms of the Retirement Agreement described above under the heading “Entry into a Material Definitive Agreement,” the Change in Control Agreement, dated February 16, 2001, between Ernest L. Godshalk, III and Varian Semiconductor is superseded by the terms of the Retirement Agreement and is thereby terminated. A description of the Change in Control Agreement is contained in the Registrant’s Current Report on Form 8-K filed on October 15, 2004.

Departure of Directors or Principal Officers

As described above under the heading “Entry into a Material Definitive Agreement,” Ernest L. Godshalk, III will resign from his position as a director and President and Chief Operating Officer of Varian Semiconductor effective as of December 31, 2004 due to retirement. Mr. Godshalk is voluntarily retiring from all his capacities as an employee, director and officer of Varian Semiconductor effective as of such date. In connection with his retirement, on December 8, 2004, Varian Semiconductor entered into the Retirement Agreement with Mr. Godshalk. A brief description of the material terms and conditions of the Retirement Agreement is set forth above under the heading “Entry into a Material Definitive Agreement.”

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The response to this item is contained in part under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K and in part in Varian Semiconductor’s Proxy Statement for the Annual Meeting of Stockholders to be held on February 24, 2005 (the “2005 Proxy Statement”) under the caption “Election of Directors,” which section is incorporated herein by this reference.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Item 11.	Executive Compensation.

The response to this item is contained in the 2005 Proxy Statement under the caption “Executive Compensation,” which section is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is contained in the 2005 Proxy Statement under the caption “Principal Stockholders” and “Equity Compensation Plan Information,” which sections are incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions.

The response to this item is contained in the 2005 Proxy Statement under the caption “Transactions with Related Parties,” which section is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.

The response to this item is contained in the 2005 Proxy Statement under the caption “Independent Accountants’ Fees,” which section is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements: (see index on page F-1 of this report)

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of October 1, 2004 and October 3, 2003

•	Consolidated Statements of Income for fiscal years ended October 1, 2004, October 3, 2003, and September 27, 2002

•	Consolidated Statements of Cash Flows for fiscal years ended October 1, 2004, October 3, 2003, and September 27, 2002

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for fiscal years ended October 1, 2004, October 3, 2003, and September 27, 2002

•	Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedule: (see index on page F-1 of this report)

The following financial statement schedule of Varian Semiconductor and its subsidiaries for fiscal years 2004, 2003, and 2002 is filed as a part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of Varian Semiconductor and its subsidiaries.

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
Robert J. Halliday Executive Vice President, Treasurer and Chief Financial Officer

Date: December 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. AURELIO Richard A. Aurelio	Executive Chairman of the Board	December 14, 2004

/s/ GARY E. DICKERSON Gary E. Dickerson	Chief Executive Officer (Principal Executive Officer)	December 14, 2004

/s/ ERNEST L. GODSHALK, III Ernest L. Godshalk, III	President, Chief Operating Officer and Director	December 14, 2004

/s/ ROBERT J. HALLIDAY Robert J. Halliday	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	December 14, 2004

/s/ THOMAS C. BAKER Thomas C. Baker	Corporate Controller (Principal Accounting Officer)	December 14, 2004

/s/ ROBERT W. DUTTON Robert W. Dutton	Director	December 14, 2004

/s/ ANGUS A. MACNAUGHTON Angus A. MacNaughton	Director	December 14, 2004

/s/ DENNIS G. SCHMAL Dennis G. Schmal	Director	December 14, 2004

/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett	Director	December 14, 2004

/s/ XUN CHEN Xun Chen	Director	December 14, 2004

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Distribution Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc. dated as of January 14, 1999.

3.1*	Restated Certificate of Incorporation of Varian Semiconductor Equipment Associates, Inc.

3.2*	By-Laws of Varian Semiconductor Equipment Associates, Inc.

4.1*	Specimen Common Stock Certificate.

4.2*	Rights Agreement.

4.3**	Amendment No. 1 to the Rights Agreement between First Chicago Trust Company of New York and Registrant, dated February 19, 1999, to appoint EquiServe Trust Company, N.A.

4.4	Amendment No. 2 to the Rights Agreement (as amended) between EquiServe Trust Company, N.A. and the Registrant.

10.1*	Employee Benefits Allocation Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.

10.2*	Intellectual Property Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc., and Varian, Inc.

10.3*	Tax Sharing Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.

10.4*	Transition Services Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.

10.5***	Form of Change in Control Agreement for Chief Executive Officer and Chairman of the Board.

10.6*	Form of Indemnity Agreement with Directors and Executive Officers.

10.7+	Varian Semiconductor Equipment Associates, Inc. Omnibus Stock Plan, as amended.

10.8##	Varian Semiconductor Equipment Associates, Inc. 2004 Management Incentive Plan.

10.9*	Agreement, dated as of July 24, 1998, between Varian Associates, Inc. and High Voltage Engineering Europa B.V.

10.10**	Varian Semiconductor Equipment Associates, Inc. Employee Stock Purchase Plan.

10.11++	Purchase and Sale Agreement, made as of November 27, 2002, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.

10.12++	First Amendment to Purchase and Sale Agreement, dated as of January 6, 2003, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.

10.13++	Second Amendment to Purchase and Sale Agreement, dated as of January 28, 2003, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.

10.14***	Form of Change in Control Agreement for Chief Financial Officer.

10.15***	Form of Change in Control Agreement for Certain Designated Executives.

10.16***	Form of Nonqualified Stock Option Agreement under the Omnibus Stock Plan.

10.17***	Form of Restricted Stock Agreement under the Omnibus Stock Plan.

10.18#	Offer Letter from the Registrant to Gary E. Dickerson.

10.19	Retirement Agreement and General Release, dated as of December 8, 2004 between Ernest L. Godshalk, III, and Varian Semiconductor Equipment Associates, Inc.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form 10, as amended (File No. 000-25395).
**	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2001.
***	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed on October 15, 2004.
+	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2004.
++	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2002.
#	Incorporated by reference to Exhibits to the Registrant’s Amended Report on Form 8-K/A filed on October 20, 2004.
##	Incorporated by reference to Exhibits to the Registrant’s Amended Report on Form 8-K filed on November 18, 2004.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of the Registrant and its subsidiaries are required to be included in Item 8:

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of October 1, 2004 and October 3, 2003	F-3

Consolidated Statements of Income for fiscal years ended October 1, 2004, October 3, 2003, and September 27, 2002,	F-4

Consolidated Statements of Cash Flows for fiscal years ended October 1, 2004, October 3, 2003, and September 27, 2002,	F-5

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for fiscal years ended October 1, 2004, October 3, 2003, and September 27, 2002	F-6

Notes to the Consolidated Financial Statements	F-7

The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2004, 2003, and 2002, should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	S-1

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Varian Semiconductor Equipment Associates, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Varian Semiconductor Equipment Associates, Inc. and its subsidiaries at October 1, 2004 and October 3, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 1, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to these financial statements, on September 28, 2002, the Company changed its method of accounting for goodwill in accordance with guidance provided in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

October 22, 2004, except for the first paragraph in Note 20,

as to which the date is November 8, 2004

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

	October 1, 2004	October 3, 2003
	(Amounts in thousands, except share data)
A S S E T S
Current assets
Cash and cash equivalents	$218,578	$310,481
Short-term investments	173,891	40,021
Accounts receivable, net	123,749	63,048
Inventories	104,900	59,228
Deferred income taxes	27,691	28,486
Other current assets	16,376	19,906

Total current assets	665,185	521,170
Property, plant and equipment, net	52,344	47,013
Goodwill	12,280	12,280
Other assets	3,125	3,071

Total assets	$732,934	$583,534

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y
Current liabilities
Notes payable and current portion of long-term debt	$4,170	$5,805
Accounts payable	33,980	22,530
Accrued expenses	36,672	33,059
Product warranty	7,841	6,867
Deferred revenue	54,509	23,392

Total current liabilities	137,172	91,653
Long-term accrued expenses	10,905	9,042
Deferred income taxes	4,615	4,321
Long-term debt	4,162	4,551

Total liabilities	156,854	109,567

Commitments, contingencies and guarantees (Note 19)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 36,408,995 and 34,977,788 shares issued and outstanding at October 1, 2004 and October 3, 2003, respectively	364	350
Capital in excess of par value	331,701	290,443
Retained earnings	244,320	183,212
Deferred compensation	(149)	—
Accumulated other comprehensive loss	(156)	(38)

Total stockholders’ equity	576,080	473,967

Total liabilities and stockholders’ equity	$732,934	$583,534

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	October 1, 2004	October 3, 2003	September 27, 2002
	(Amounts in thousands, except per share data)
Revenue
Product	$456,217	$284,939	$233,535
Service	65,947	69,187	66,081
Royalty and license	7,945	8,375	35,831

Total revenue	530,109	362,501	335,447

Cost of revenue
Product	249,072	169,194	155,779
Service	41,197	41,948	40,491

Total cost of revenue	290,269	211,142	196,270

Gross profit	239,840	151,359	139,177

Operating expenses
Research and development	67,715	60,512	51,840
Marketing, general and administrative	85,615	76,919	79,352
Restructuring	—	1,435	5,405

Total operating expenses	153,330	138,866	136,597

Operating income	86,510	12,493	2,580
Interest income	5,236	4,675	6,204
Interest expense	(959)	(638)	(487)
Other (loss) income, net	(923)	(436)	5,149

Income before income taxes	89,864	16,094	13,446
Provision for income taxes	28,756	5,310	4,437

Net income	$61,108	$10,784	$9,009

Weighted average shares outstanding—basic	36,085	34,219	33,185
Weighted average shares outstanding—diluted	36,978	35,176	34,799
Net income per share—basic	$1.69	$0.32	$0.27
Net income per share—diluted	$1.65	$0.31	$0.26

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	October 1, 2004	October 3, 2003	September 27, 2002
	(Amounts in thousands)
Cash flow from operating activities:
Net income	$61,108	$10,784	$9,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,992	14,070	15,056
Non-cash consideration for royalty and license revenue	—	—	(22,800)
Amortization of bond premiums	1,049	—	—
Realized gain on warrant	—	—	(5,149)
Tax benefit from stock options exercised and employee stock purchase plan	14,946	8,073	11,783
Deferred income taxes	1,089	15,213	(6,267)
Stock-based compensation	47	—	—
Changes in assets and liabilities:
Accounts receivable	(59,840)	25,863	(992)
Inventories	(52,796)	24,703	36,800
Other current assets	3,530	(3,088)	96
Accounts payable	11,544	1,100	2,123
Accrued expenses	5,399	(20,405)	1,570
Product warranty	915	(1,301)	(8,605)
Deferred revenue	30,812	(37,911)	(20,963)
Other	(296)	(16)	(428)

Net cash provided by operating activities	30,499	37,085	11,233

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,584)	(12,934)	(16,931)
Proceeds from sales and maturities of short-term investments	27,083	2,383	—
Purchase of short-term investments	(162,002)	(42,404)	—
Proceeds from the sale of warrant	—	—	27,989

Net cash (used in) provided by investing activities	(146,503)	(52,955)	11,058

Cash flows from financing activities:
Proceeds from the issuance of common stock	26,157	18,912	15,999
Repayment of notes payable	(1,672)	(846)	(9,123)
Repayment of long-term debt	(389)	(193)	—

Net cash provided by financing activities	24,096	17,873	6,876

Effects of exchange rates on cash	5	638	32

Net (decrease) increase in cash and cash equivalents	(91,903)	2,641	29,199
Cash and cash equivalents at beginning of period	310,481	307,840	278,641

Cash and cash equivalents at end of period	$218,578	$310,481	$307,840

Supplemental information to the cash flow:
Cash payments (receipts) for income taxes, net of refunds	$9,546	$(2,213)	$(722)
Cash payments for interest	$531	$381	$223
Non-cash purchase of property and plant in exchange for debt	$—	$5,099	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
	(Amounts in thousands)
Balance at September 28, 2001	32,628	$326	$235,700	$163,419	$—	$—	$399,445
Net income	—	—	—	9,009	—	—	9,009
Issuance of common stock through stock option plans, including income tax benefit of $11,783	1,193	12	27,770	—	—	—	27,782

Balance at September 27, 2002	33,821	338	263,470	172,428	—	—	436,236
Net income	—	—	—	10,784	—	—	10,784	$10,784
Unrealized investment loss	—	—	—	—	—	(38)	(38)	(38)

Comprehensive income	—	—	—	—	—	—	—	$10,746

Issuance of common stock through stock option and stock purchase plans, including income tax benefit of $8,073	1,157	12	26,973	—	—	—	26,985

Balance at October 3, 2003	34,978	350	290,443	183,212	—	(38)	473,967
Net income	—	—	—	61,108	—	—	61,108	$61,108
Unrealized investment loss	—	—	—	—	—	(118)	(118)	(118)

Comprehensive income	—	—	—	—	—	—	—	$60,990

Deferred compensation related to restricted shares	—	—	169	—	(169)	—	—
Amortization of stock-based compensation	—	—	—	—	20	—	20
Issuance of common stock through stock option and stock purchase plans, including income tax benefit of $14,946	1,431	14	41,089	—	—	—	41,103

Balance at October 1, 2004	36,409	$364	$331,701	$244,320	$(149)	$(156)	$576,080

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Company

Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”) designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits to customers located both in the United States (“U.S.”) and in international markets. Varian Semiconductor faces risk factors similar to all companies in the semiconductor manufacturing equipment market including, but not limited to, competition, market downturn, technological change, international operations and related foreign currency risks and ability to recruit and retain key employees.

Note 2.    Summary of Significant Accounting Policies

Fiscal Year

Varian Semiconductor’s fiscal year is the 52- to 53-week period that ends on the Friday nearest September 30. Fiscal year 2004 comprises the 52-week period ended on October 1, 2004. Fiscal year 2003 comprises the 53-week period ended on October 3, 2003. Fiscal year 2002 comprises the 52-week period ended on September 27, 2002.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Service revenue includes revenue from maintenance and service contracts, extended warranties, paid service and installation services. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Extended warranties are deferred as deferred revenue and recognized ratably over the applicable warranty term. Revenue related to paid service is recorded when earned and revenue related to installation is recorded upon fulfillment of the service obligation. Royalty and license revenue is recognized when contractual obligations are met, and in the case of royalties, upon the receipt of a royalty report from the customer, evidence of an arrangement exists, fees are fixed or determinable and collection is reasonably assured.

When fees are not fixed or determinable, revenue is recorded when payments become due.

Varian Semiconductor’s transactions frequently include the sale of systems and services under multiple element arrangements. Revenue under these arrangements is allocated to all elements, except systems, based upon the fair value of those elements. The amount allocated to installation is based upon hourly rates at the estimated time to complete the service. The fair value of all other elements is based upon the price charged when these amounts are sold separately and unaccompanied by other elements. The amount of revenue allocated to systems is done on a residual method basis. Under this method, the total value of the arrangement is allocated first to the undelivered elements based on their fair values, with the remainder being allocated to systems revenue.

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been billed per the contractual terms but have not been recognized as revenue. Varian Semiconductor also defers the fair value of extended warranties bundled with equipment sales as deferred revenue. The deferred revenue balances related to these extended warranties as of October 1, 2004 and October 3, 2003 was $7.9 million and $4.0 million, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions in these financial statements include estimated loss contingencies, warranty accruals, income taxes payable, deferred tax assets, valuation of warrants and allowance for doubtful accounts. Actual results could differ from these estimates. During fiscal year 2002, Varian Semiconductor recorded approximately $15.2 million of supply chain and inventory-related charges due to a substantial drop in orders, primarily for legacy products, which resulted in Varian Semiconductor’s outstanding purchase commitments exceeding anticipated demand for such products. During fiscal year 2003, gross margin and pre-tax income was favorably impacted by $7.2 million due to the sale of certain inventory for which the carrying value had been reduced in previous periods and the reduction of adverse inventory purchase commitments that had previously been accrued. Gross profit was favorably affected in fiscal year 2003 by $2.9 million primarily due to engineering and product design enhancements that improved product warranty experience. Varian Semiconductor has continued to improve its accounts receivable collections

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

experience. As a result, $0.6 million, $1.8 million and $2.7 million of customer accounts receivable were collected in fiscal year 2004, 2003 and 2002, respectively, that were previously included in the allowance for doubtful accounts.

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

Derivative Financial Instruments

Varian Semiconductor’s foreign subsidiaries operate and sell Varian Semiconductor’s products in various global markets. As a result, Varian Semiconductor is exposed to changes in foreign currency exchange rates. Varian Semiconductor utilizes foreign currency forward exchange contracts to hedge against currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. Dollar currencies. The effect of exchange rate changes on forward exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. Varian Semiconductor believes these financial instruments do not subject it to speculative risk that would otherwise result from changes in currency exchange rates. Varian Semiconductor does not use derivative financial instruments for speculative or trading purposes.

All of Varian Semiconductor’s derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged. There were three forward foreign exchange sell contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at October 1, 2004 totaling $9.3 million. In addition, there was one forward foreign exchange purchase contract in the amount of $3.4 million offsetting the three forward sell contracts.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Risk

Financial instruments that potentially expose Varian Semiconductor to concentrations of credit risk consist principally of trade accounts receivable, cash investments and forward exchange contracts. As Varian Semiconductor has sold over half of its systems to its ten largest customers in recent fiscal years, its trade accounts receivable is primarily comprised of these respective customers. However, the concentration of credit risk is limited due to the fact that the customer base is dispersed among many geographic regions and is comprised of mainly larger multi-national companies. Varian Semiconductor performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. As of October 1, 2004, two customers accounted for 15% and 12% of the total accounts receivable balance. As of October 3, 2003, one customer accounted for 12% of the total accounts receivable balance.

In fiscal year 2004, revenue from two customers accounted for 14% and 10% of Varian Semiconductor’s total revenue. In fiscal year 2003, revenue from two customers accounted for 16% and 12% of Varian Semiconductor’s total revenue. In fiscal year 2002, two customers accounted for 13% and 10% of Varian Semiconductor’s total revenue.

North American sales accounted for 20%, 39% and 39% of Varian Semiconductor’s total revenues in fiscal years 2004, 2003 and 2002, respectively. European sales accounted for 12%, 15% and 17% of Varian Semiconductor’s total revenues in fiscal years 2004, 2003 and 2002, respectively. Sales to the Asia-Pacific region accounted for 68%, 46% and 44% of revenues in fiscal years 2004, 2003 and 2002, respectively.

The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at October 1, 2004 and October 3, 2003 were $212.8 million and $304.3 million, respectively. Cash and cash equivalents are invested with nine financial institutions. Short-term investments consist primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings AA or better. All short-term investments have been classified as available-for-sale and are carried at fair market value, which approximates cost, due to the short period of time to maturity and the relative risk of the investments. Varian Semiconductor manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet Varian Semiconductor’s current cash requirements. Varian Semiconductor also places forward foreign exchange contracts with investment grade financial institutions in order to minimize currency risk exposure.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. On a quarterly basis, Varian Semiconductor assesses the realizability of all inventories to determine whether adjustments for impairment are required. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated realizable value based on assumptions about future demand and market conditions.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Long-Lived Assets

At October 1, 2004 and October 3, 2003, goodwill was $12.3 million, (net of accumulated amortization of $7.0 million). In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” to be effective for all fiscal years beginning after December 15, 2001. As part of the adoption of SFAS No. 142 on September 28, 2002, Varian Semiconductor no longer amortizes goodwill, eliminating annual goodwill amortization of approximately $1.6 million. Varian Semiconductor tests for impairment of goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. As of October 1, 2004, Varian Semiconductor completed its annual assessment and determined that goodwill was not impaired.

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

Income Taxes

Varian Semiconductor uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Varian Semiconductor’s income tax provision and net income in the period in which the determination is made.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Varian Semiconductor accounts for stock compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25. If Varian Semiconductor had elected to recognize compensation cost based on the fair value of all stock awards at grant date as prescribed by SFAS No. 123, the net income (loss) and net income (loss) per basic and diluted share for the fiscal years ended October 1, 2004, October 3, 2003, and September 27, 2002 would have been reduced to the pro forma amounts shown below:

	Fiscal Year
	2004	2003	2002
	(Amounts in thousands, except per share amounts)
Net income as reported	$61,108	$10,784	$9,009
Add: Compensation expense included in net income, net of related tax benefit	32	—	—
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax benefit	(10,297)	(13,596)	(15,758)

Pro forma net income (loss)	$50,843	$(2,812)	$(6,749)

Net income per share—basic, as reported	$1.69	$0.32	$0.27
Net income per share—diluted, as reported	$1.65	$0.31	$0.26
Pro forma net income (loss) per share:
Basic	$1.41	$(0.08)	$(0.20)
Diluted	$1.37	$(0.08)	$(0.20)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year
	2004	2003	2002
Expected life (in years)	3.5	3.5	6.0
Expected volatility	71.7%	80.0%	100.0%
Risk-free interest rate	3.0%	2.3%	4.5%
Expected dividend yield	0.0%	0.0%	0.0%

The weighted average estimated fair value of stock options granted during the fiscal years ended October 1, 2004, October 3, 2003, and September 27, 2002 was $18.08 per share, $14.12 per share, and $28.85 per share, respectively.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of shares purchased under the Employee Stock Purchase Plan (“ESPP”) is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year
	2004	2003
Expected life (in years)	0.5	0.5
Expected volatility	51.3%	67.0%
Risk-free interest rate	1.0%	1.5%
Expected dividend yield	0.0%	0.0%

The weighted average estimated fair value of shares purchased under the ESPP during the fiscal year ended October 1, 2004 and October 3, 2003 were $10.01 per share and $8.39 per share, respectively.

Recent Accounting Pronouncements

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that Varian Semiconductor currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the proposed standard is for interim and annual periods beginning after June 15, 2005. It is expected that the final standard will be issued by the end of 2004 and should it be finalized in its current form, it will have a significant impact on the consolidated statement of operations as Varian Semiconductor will be required to expense the fair value of stock option grants and stock purchases under the employee stock purchase plan.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Fiscal Year
	2004	2003	2002
	(Amounts in thousands, except per share data)
Numerator:
Net income	$61,108	$10,784	$9,009

Denominator:
Denominator for basic income per share:
Weighted average shares outstanding	36,085	34,219	33,185
Effect of dilutive securities:
Stock options and restricted common stock	893	957	1,614

Denominator for diluted net income per share	36,978	35,176	34,799

Net income per share—basic	$1.69	$0.32	$0.27
Net income per share—diluted	$1.65	$0.31	$0.26

For fiscal year 2004, options to purchase 0.8 million common shares at a weighted average exercise price of $49.05 (an exercise price that exceeded the market value of the underlying common stock) were excluded from the computation of diluted earnings per share. For fiscal year 2003, options to purchase 1.8 million common shares at a weighted average exercise price of $38.56 (an exercise price that exceeded the market value of the underlying common stock) were excluded from the computation of diluted earnings per share. For fiscal year 2002, options to purchase 0.9 million common shares at a weighted average exercise price of $48.33 (an exercise price that exceeded the market value of the underlying common stock) were excluded from the computation of diluted earnings per share.

Note 4.    Cash, Cash Equivalents and Short-term Investments

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with an original purchase maturity of three months or less to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at October 1, 2004 and October 3, 2003 were $212.8 million and $304.3 million, respectively. Short-term investments consist primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings AA or better. Varian Semiconductor manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet Varian Semiconductor’s current cash requirements.

As of October 1, 2004, a net unrealized loss on short-term investments of $156,000 was recorded as accumulated other comprehensive loss. As of October 3, 2003, a net unrealized loss on short-term investments of $38,000 was recorded as accumulated other comprehensive loss.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term investments by security type at October 1, 2004 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Bank certificates of deposit	$24,753	$—	$—	$24,753
U.S. Treasury and agency securities	103,944	184	(320)	103,808
Corporate bonds	45,350	59	(79)	45,330

	$174,047	$243	$(399)	$173,891

Short-term investments by security type at October 3, 2003 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Bank certificates of deposit	$24,301	$—	$—	$24,301
U.S. Treasury and agency securities	4,000	—	(14)	3,986
Corporate bonds	11,758	6	(30)	11,734

	$40,059	$6	$(44)	$40,021

The short-term investment maturities are as follows:

	October 1, 2004	October 3, 2003
	(Amounts in thousands)
Maturing within 1 year	$92,603	$20,093
Maturing between 1 year and 5 years	80,793	19,928
Maturing between 5 years and 10 years	495	—

Total	$173,891	$40,021

Note 5.    Accounts Receivable

Accounts receivable consist of the following:

	October 1, 2004	October 3, 2003
	(Amounts in thousands)
Billed receivables	$125,137	$65,040
Allowance for doubtful accounts	(1,388)	(1,992)

Accounts receivable, net	$123,749	$63,048

Substantially all of Varian Semiconductor’s accounts receivable balance relates to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is Varian Semiconductor’s best estimate of the amount of probable credit losses in its existing accounts receivable. Varian Semiconductor maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products and services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balances are then grouped in categories by the amount of days the balance is past due and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

Note 6.    Inventories

The components of inventories are as follows:

	October 1, 2004	October 3, 2003
	(Amounts in thousands)
Raw materials and parts	$34,874	$14,929
Work in process	33,674	18,284
Finished goods	36,352	26,015

Total inventories	$104,900	$59,228

Note 7.    Property, Plant and Equipment

The components of property, plant, and equipment are as follows:

	Useful Life	October 1, 2004	October 3, 2003
	(In years)	(Amounts in thousands)
Land and land improvements	—	$4,005	$3,474
Buildings	20	44,453	40,748
Machinery and equipment	2-7	89,763	80,535
Construction in progress	—	1,406	2,152

		139,627	126,909
Accumulated depreciation		(87,283)	(79,896)

Property, plant and equipment, net		$52,344	$47,013

Depreciation expense was $13.0 million, $14.1 million, and $13.4 million for fiscal years 2004, 2003, and 2002, respectively. There were no capital leases as of October 1, 2004. The cost and accumulated depreciation for machinery and equipment held under capital leases were $0.3 million and $0.2 million, respectively, as of October 3, 2003.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Goodwill

In July 2001, the FASB issued SFAS No. 142, to be effective for all fiscal years beginning after December 15, 2001. Had Varian Semiconductor adopted SFAS No. 142 as of September 29, 2001, net income and basic and diluted net income per share would have been as follows:

Fiscal Year Ended September 27, 2002
(Amounts in thousands, except per share amounts)
Net income as reported	$9,009
Add back: Goodwill amortization expense, net of tax effect	1,081

Adjusted net income	$10,090

Basic net income per share, as reported	$0.27
Add back: Goodwill amortization expense, net of tax effect	0.03

Adjusted basic net income per share	$0.30

Diluted net income per share, as reported	$0.26
Add back: Goodwill amortization expense, net of tax effect	0.03

Adjusted diluted net income per share	$0.29

Note 9.    Notes Payable

As of October 1, 2004 and October 3, 2003, Varian Semiconductor’s subsidiary in Japan had two credit facilities available with two different financial institutions. At October 1, 2004, maximum available borrowings under each of the two facilities were as follows: Yen 400,000,000 ($3.6 million) and Yen 1,000,000,000 ($9.1 million). The loans are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. The interest rate for the Yen 400,000,000 credit facility is the Tokyo interbank offered rate + 1.75% (approximately 1.81% at both October 1, 2004 and October 3, 2003). The interest rate for the other credit facility is based on the short-term prime rate (approximately 1.375% at October 1, 2004) and the short-term prime rate + 0.25% (approximately 1.625% at October 3, 2003). Loans under these facilities mature every 30 to 90 days and are normally rolled over into new 30 to 90 day loans upon maturity. Total outstanding borrowings at October 1, 2004 were Yen 400,000,000, or $3.6 million, and at October 3, 2003 were Yen 590,000,000, or $5.3 million.

Varian Semiconductor also has borrowing capacity in Europe, Korea and Taiwan. In April 2004, Varian Semiconductor’s subsidiary in Europe renewed a credit facility that includes overdraft protection of Euro 1.0 million ($1.2 million at October 1, 2004). Interest accrues at the Euro base rate + 1.5% (approximately 4.25% at October 1, 2004). Varian Semiconductor’s subsidiaries in Korea and Taiwan maintain credit facilities of $3.0 million and $1.0 million, respectively. Any outstanding borrowings under the Korean facility accrue interest at the local base rate + 1.6% (approximately 5.96% at October 1, 2004) and are payable on demand. Any outstanding borrowings under the Taiwan facility accrue interest at the local base rate + 2.0% plus taxes (approximately 3.7% at October 1, 2004) and are payable on demand. All three credit facilities are unsecured and contain no restrictive covenants, although each facility is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of October 1, 2004 or October 3, 2003 under any of these three facilities.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Accrued Expenses

The components of accrued expenses are as follows:

	October 1, 2004	October 3, 2003
	(Amounts in thousands)
Payroll and employee benefits	$25,575	$18,772
Estimated loss contingencies	5,100	7,159
Restructuring	87	382
Other	5,910	6,746

Total accrued expenses	$36,672	$33,059

Note 11.    Product Warranties

Varian Semiconductor warrants that its products will be free from defects in materials and workmanship and will conform to its standard published specifications in effect at the time of delivery for a period of three to twelve months from the date the customer accepts the products. Additionally, Varian Semiconductor warrants that maintenance services will be performed in a workmanlike manner consistent with generally accepted industry standards for a period of ninety days from the completion of any agreed-upon services. Varian Semiconductor provides for the estimated cost of product warranties, the amount of which is based primarily upon historical information, at the time product revenue is recognized. Varian Semiconductor’s warranty obligation is affected by a number of factors, including product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to Varian Semiconductor. Should these factors or other factors affecting warranty costs differ from Varian Semiconductor’s estimates, revisions to the estimated warranty liability would be required.

Product warranty activity for fiscal year 2003 and 2004 was as follows:

Liability
(Amounts in thousands)
Balance as of September 27, 2002	$7,920
Accruals for warranties issued during the period	9,717
Decrease to pre-existing warranties	(2,725)
Settlements made during the period	(8,045)

Balance as of October 3, 2003	$6,867
Accruals for warranties issued during the period	9,490
Decrease to pre-existing warranties	(86)
Settlements made during the period	(8,430)

Balance as of October 1, 2004	$7,841

Note 12.    Long-Term Accrued Expenses

Long-term accrued expenses are comprised of accruals for post-employment liabilities and environmental costs not expected to be expended within the next year. The current portion is recorded within accrued expenses.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Long-term Debt

In February 2003, Varian Semiconductor purchased its previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. Prepayment would require Varian Semiconductor to pay a prepayment penalty equal to the greater of two percent of the outstanding principal balance or the excess of the present value of all future loan payments over the outstanding principal balance of the loan. The loan is secured by the property. The $4.6 million carrying amount of the loan had an estimated fair value of $5.0 million at October 1, 2004. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and Varian Semiconductor’s financial condition at October 1, 2004. The loan payments are as follows:

Fiscal Year	(Amounts in thousands)
2005	$785
2006	785
2007	785
2008	785
2009	785
Thereafter	2,551

Total loan payments	6,476
Less: Amount representing interest	1,925

Total principal	$4,551

Current portion of long-term debt	$(389)

Long-term debt	$4,162

As of October 1, 2004, Varian Semiconductor also has a standby letter of credit outstanding for $1.9 million as a guarantee for the debt on this facility.

Note 14.    Forward Exchange Contracts

As a multinational company, Varian Semiconductor faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as Varian Semiconductor’s business practices evolve and could have a material adverse impact on Varian Semiconductor’s financial results. Historically, Varian Semiconductor’s primary exposures have resulted from non-U.S. Dollar denominated sales and purchases in Europe and Asia. Varian Semiconductor does not enter into forward exchange contracts for trading purposes. Varian Semiconductor’s forward exchange contracts generally range from one to six months in original maturity. No forward exchange contract exceeds one year in original maturity.

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. Dollar currencies. The aggregate exchange loss for the fiscal years ended 2004, 2003, and 2002 were $126,000, $33,000, and $400,000, respectively.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Forward exchange contracts outstanding are summarized as follows (amounts in thousands):

	October 1, 2004			October 3, 2003
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Korean Won	$2,520	1,148.68	$2,520	$—	—	$—
New Taiwan Dollar	1,633	33.81	1,626	591	33.87	590
Japanese Yen	826	109.44	820	—	—	—
British Pound	125	0.56	126	277	0.64	296
Euro	—	—	—	200	0.86	200

Total foreign currency purchase contracts	$5,104		$5,092	$1,068		$1,086

Foreign currency sell contracts:
Korean Won	$6,467	1,155.45	$6,504	$3,380	1,176.28	$3,457
Euro	745	0.82	760	2,358	0.93	2,554
New Taiwan Dollar	477	33.96	477	104	33.73	103
Japanese Yen	—	—	—	4,225	115.12	4,389
Israeli Shekel	—	—	—	127	4.48	129

Total foreign currency sell contracts	7,689		7,741	10,194		10,632

Total contracts	$12,793		$12,833	$11,262		$11,718

Varian Semiconductor uses derivative instruments to protect its interests from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor hedges its current exposures and a portion of its anticipated foreign currency exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales are primarily denominated in the U.S. Dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in marketing, general and administrative expenses in the consolidated statements of operations. There has been an immaterial amount of ineffectiveness recognized during the fiscal years ended October 1, 2004 and October 3, 2003. There were three forward foreign exchange sell contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at October 1, 2004 totaling $9.3 million. In addition, there was one forward foreign exchange purchase contract in the amount of $3.4 million offsetting the three forward sell contracts.

There were no significant unrealized gains or losses for these forward contracts as of October 1, 2004, October 3, 2003, and September 27, 2002. The fair value of forward exchange contracts generally reflects the estimated amounts that Varian Semiconductor would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of Varian Semiconductor’s exposure.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 2, 1999, each stockholder also received one right for each share of common stock distributed, entitling the stockholder to purchase one one-thousandth of a share of Participating Preferred Stock, par value $0.001 per share, for $120, subject to adjustment (a “Right”). The Rights will be exercisable on the earlier to occur of (i) the first date of the public announcement (or such earlier or later date that the Board of Directors may determine) that a person or “group” has acquired beneficial ownership of 15% or more of the outstanding common stock of Varian Semiconductor and (ii) ten business days (or such later date as the Board of Directors may determine) following the commencement of a tender or exchange offer, as defined. The Participating Preferred Stock is designed so that each one one-thousandth of a share has economic and voting terms similar to those of one share of common stock. Each share of Participating Preferred Stock will be entitled to an aggregate dividend per share of 1,000 times the dividend declared per share of common stock and a minimum per share liquidation payment of $100. The Rights shall no longer be exercisable after April 2, 2009. The Board of Directors has reserved 50,000 shares of preferred stock for issuance upon exercise of such Right.

Effective April 2, 1999, Varian Semiconductor adopted the Omnibus Stock Plan (the “Plan”) under which shares of common stock can be issued to officers, directors, consultants and key employees. The maximum number of shares of Varian Semiconductor common stock available for awards under the Plan is 6,000,000 plus such number of shares as were granted in substitution for other options in connection with the Distribution. During fiscal 2004, the Board of Directors and shareholders approved an amendment to the Omnibus Stock Plan, an increase in the number of shares of common stock reserved for issuance under the plan by 2,100,000 shares.

The Compensation Committee of Varian Semiconductor’s Board of Directors administers the Plan. The exercise price for stock options granted under the Plan typically will not be less than 100% of the fair market value on the date of the grant. Options granted are exercisable at the times and on the terms established by the Compensation Committee. Options granted prior to November 8, 2002 had a life no longer than 10 years after the date of grant. Options granted after November 8, 2002 have a life no longer than 7 years after the date of the grant. Options granted generally vest as to one-third one year from the grant date, and the remaining two-thirds vest in eight equal quarterly installments so that all options are vested at the end of three years. When certain non-qualified stock options are exercised by domestic employees and directors, Varian Semiconductor generally receives a tax deduction to the extent that the fair market value of the stock option upon exercise exceeds the option price. As of October 1, 2004, 1,076,884 shares were available for grant.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity as of and for the fiscal years ended October 1, 2004, October 3, 2003 and September 27, 2002:

		2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,732	$24.58	5,607	$23.27	6,419	$20.78
Cancelled or expired	(85)	37.53	(192)	38.14	(212)	32.81
Granted	1,355	34.36	369	25.69	593	35.85
Exercised	(1,347)	17.60	(1,052)	15.85	(1,193)	14.26

Outstanding at end of fiscal year	4,655	$29.22	4,732	$24.58	5,607	$23.27

Exercisable at end of fiscal year	3,034	$26.83	3,588	$23.13	3,923	$19.42

During fiscal 2004, the Board of Directors and shareholders approved an amendment to the Plan, to authorize the issuance of up to an aggregate of 100,000 shares of common stock in the form of stock appreciation rights, performance units, performance shares or restricted stock.

The following table summarizes information concerning options outstanding and exercisable options under the Plan at the end of fiscal year 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$9.85—$14.49	818.3	4.3	$11.91	818.3	$11.91
$14.59—$20.50	484.1	4.9	$18.22	463.9	$18.25
$20.87—$30.00	1,311.6	6.4	$26.46	886.9	$26.68
$30.56—$41.25	1,199.2	6.8	$34.62	285.6	$34.25
$42.69—$50.69	426.3	6.6	$44.87	163.9	$46.62
$52.00—$69.00	415.2	5.5	$53.19	415.2	$53.19

	4,654.7	5.9	$29.22	3,033.8	$26.83

In November 2001, Varian Semiconductor’s Board of Directors adopted a non-compensatory ESPP. Under the ESPP, employees of Varian Semiconductor who elect to participate are able to purchase common stock at a 15 percent discount from the market value of such stock. The ESPP permits an enrolled employee to have withheld from his or her salary an amount between 1 percent and 10 percent of compensation, which is used to purchase shares of common stock and is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of option periods, each of six months duration. The first offering period commenced on July 1, 2002. A total of 400,000 shares of common stock has been reserved for issuance under the ESPP, of which 189,266 shares have been issued through October 1, 2004.

On October 22, 2004, Varian Semiconductor’s Board of Directors authorized the repurchase, from time to time, of up to 3.5 million shares of Varian Semiconductor’s common stock on the open market.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.    Retirement Plans

Varian Semiconductor has a defined contribution retirement plan covering substantially all of its U.S. employees. Varian Semiconductor’s major obligation is to contribute an amount based on a percentage of each participant’s base pay. Participants are entitled, upon termination or retirement, to their portion of the retirement fund assets, which are held by a third-party custodian. In fiscal years 2004, 2003, and 2002, Varian Semiconductor’s retirement benefit expense was $4.6 million, $4.1 million, and $3.8 million, respectively. These expenses consist of Varian Semiconductor’s defined contribution retirement plan as well as amounts paid to Varian Medical Systems, Inc. (“VMS”) in reimbursement of shared retirement costs.

Effective April 2, 1999, Varian Semiconductor assumed responsibility for all of the retirement plans for active employees of Varian Semiconductor; the responsibility for all others, principally retirees of Varian Associates, Inc. (“VAI”), remained with VAI and subsequently VMS. Liabilities for post-employment and post-retirement benefits of $4.1 million and $3.8 million have been included in these consolidated financial statements as of October 1, 2004 and October 3, 2003, respectively.

On October 5, 2004, Varian Semiconductor’s Board of Directors amended the definition of retirement to mean (i) for non-employee directors, the voluntary cessation of service as a director after completion of at least three years of service as a director, (ii) for employees, other than executive officers as provided in clause (iii) below, the voluntary resignation from employment after completion of at least ten years of service as an employee and the attainment of age 55, and (iv) for executive officers, the voluntary resignation from employment after the attainment of a combined age and years of service as an employee of at least 65, a minimum age of 55, and completion of at least five years of service as an employee.

Note 17.    Income Taxes

Provision for income taxes:

	Fiscal Year Ended
	October 1, 2004	October 3, 2003	September 27, 2002
	(Amounts in thousands)
Current
U.S. Federal	$21,519	$(11,675)	$10,530
State	200	(110)	669
Foreign	5,948	1,882	(494)

Total current	27,667	(9,903)	10,705

Deferred
U.S. Federal	1,377	14,828	(6,682)
State	(56)	357	102
Foreign	(232)	28	312

Total deferred	1,089	15,213	(6,268)

Provision for income taxes	$28,756	$5,310	$4,437

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total pre-tax operating income consists of the following:

	Fiscal Year Ended
	October 1, 2004	October 3, 2003	September 27, 2002
	(Amounts in thousands)
U.S.	$75,770	$9,383	$9,403
Foreign	14,094	6,711	4,043

Total	$89,864	$16,094	$13,446

The effective tax rate on income before taxes differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Year Ended
	October 1, 2004	October 3, 2003	September 27, 2002
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net	0.1	1.0	3.7
Extraterritorial income exclusion	(2.3)	—	—
Research and development tax credits	(1.2)	(2.0)	(4.0)
Foreign tax differential and net U.S. tax on foreign income	(0.1)	(1.6)	(2.6)
Other	0.5	0.6	0.9

Effective tax rate	32.0%	33.0%	33.0%

Varian Semiconductor has not provided for possible U.S. taxes on the undistributed income of foreign subsidiaries that is considered to be reinvested indefinitely. At October 1, 2004, October 3, 2003, and September 27, 2002, such undistributed foreign income was approximately $18.2 million, $14.0 million, and $14.1 million, respectively.

The components of the deferred tax assets and liabilities were as follows:

	October 1, 2004	October 3, 2003
	(Amounts in thousands)
Deferred tax assets:
Inventory	$15,063	$15,412
Product warranty	2,946	2,433
Deferred revenue	3,078	1,502
Accrued vacation and other compensation	3,819	2,651
Allowance for doubtful accounts	611	685
Tax credit carryforwards	7,158	8,979
Other	2,063	2,910

Total deferred tax assets	34,738	34,572
Less: Valuation allowance	(7,158)	(5,809)

Total net deferred tax assets	27,580	28,763

Deferred tax liabilities:
Property, plant and equipment	(4,504)	(4,598)

Total deferred tax liabilities	(4,504)	(4,598)

Net deferred tax asset	$23,076	$24,165

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax assets includes state tax credit carryforwards of $11.0 million at October 1, 2004 and federal and state tax credit carryforwards of $12.1 million at October 3, 2003. These credits begin to expire in fiscal year 2007.

SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. On a quarterly basis, Varian Semiconductor evaluates both the positive and negative evidence bearing upon the realizability of its deferred tax assets. Varian Semiconductor considers future taxable income, ongoing prudent and feasible tax planning strategies, and the ability to utilize tax losses and credits in assessing the need for a valuation allowance. A valuation allowance related to certain state tax credit carryforwards has been recorded. Management has concluded that it is more likely than not that these credits will not be utilized since historically the annual amount of state credits generated exceeds the amount of credits that can be used. Should Varian Semiconductor determine that it is not able to realize all or part of its other deferred tax assets in the future, a valuation allowance would be required resulting in an expense recorded within the provision for income taxes line in the Statement of Income in the period in which such determination was made. It is reasonably possible that the amount of the deferred tax asset considered realizable could be reduced in the near term if future taxable income is reduced.

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service (“IRS”). The IRS is presently conducting an examination for the tax years 1999 through 2002 as part of its routine examinations of Varian Semiconductor’s income tax returns. The outcome of this examination cannot be determined at this time since fieldwork is still underway. Varian Semiconductor anticipates that the examination may be completed during fiscal year 2005. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution would result in a reduction to Varian Semiconductor’s effective tax rate in the quarter of resolution.

In fiscal years 2004, 2003, and 2002, tax deductions associated with certain exercises of stock options and activity related to Varian Semiconductor’s ESPP resulted in a tax benefit recorded to capital in excess of par value of $14.9 million, $8.1 million, and $11.8 million, respectively.

Note 18.    Lease Commitments

Varian Semiconductor leases various types of warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements that expire at various dates. Future minimum lease payments under operating leases are as follows:

Fiscal Year	Operating Leases
(Amounts in thousands)
2005	$1,781
2006	434
2007	252
2008	160
2009	28

Total minimum lease payments	$2,655

Rental expense for fiscal years 2004, 2003, and 2002 was $2.1 million, $2.3 million, and $3.7 million, respectively.

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

As permitted under Delaware law, Varian Semiconductor has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, in such capacity at the request of Varian Semiconductor. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited; however, Varian Semiconductor has a Director and Officer insurance policy that limits its exposure and enables Varian Semiconductor to recover a portion of any future amounts paid. As a result of Varian Semiconductor’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of October 1, 2004.

Varian Semiconductor enters into indemnification agreements in the normal course of business. Pursuant to these agreements, Varian Semiconductor indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited. Management believes the estimated fair value of these agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of October 1, 2004.

Varian Semiconductor also indemnifies certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Varian Semiconductor’s products and services or resulting from the acts or omissions of Varian Semiconductor, its employees, officers, authorized agents or subcontractors. Varian Semiconductor has general and umbrella insurance policies that limit its exposure under these indemnification obligations and guarantees. As a result of our insurance policy coverage, Varian Semiconductor believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of October 1, 2004.

Varian Semiconductor also enters into purchase order commitments in the normal course of business. As of October 1, 2004, Varian Semiconductor has approximately $47.0 million of purchase order commitments with various vendors.

Environmental Remediation

Prior to the spin-off of Varian Semiconductor from VAI on April 2, 1999, Varian Semiconductor’s business was operated as the Semiconductor Equipment Business (“SEB”) of VAI. On April 2, 1999, VAI contributed its SEB to Varian Semiconductor, its Instruments Business (“IB”) to Varian, Inc. (“VI”), and changed its name to VMS. These transactions were accomplished under the terms of several agreements by and among Varian Semiconductor, VI and VMS which include a Distribution Agreement, an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, and a Transition Services Agreement (collectively, the “Distribution Related Agreements”). VAI has been named by the United States Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also involved in various stages of environmental investigation and/or remediation under the direction of,

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or in consultation with, foreign, federal, state and/or local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI’s sale of its Electron Devices business during fiscal year 1995, and the sale of its Thin Film Systems business during fiscal year 1997). The Distribution Related Agreements provide that each of VMS, Varian Semiconductor and VI will indemnify the others for one-third of these environmental investigation and remediation costs, as adjusted for any insurance proceeds and tax benefits expected to be realized upon payment of these costs.

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.4 million in estimated environmental investigation and remediation costs for these sites and facilities as of October 1, 2004. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.6 million, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.4 million previously described.

As of October 1, 2004, Varian Semiconductor’s environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, is calculated as follows:

Year	Recurring Costs	Non- recurring Costs	Total Anticipated Future Costs
	(Amounts in millions)
2005	$0.3	$0.6	$0.9
2006	0.2	0.4	0.6
2007	0.3	0.4	0.7
2008	0.3	0.2	0.5
2009	0.3	0.1	0.4
Thereafter	4.5	0.8	5.3

Total costs	$5.9	$2.5	8.4

Less imputed interest			2.4

Environmental liability			$6.0

The current portion of the reserve is $0.5 million. The long-term portion of the reserve is $5.5 million, which is included in long-term accrued expenses.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Varian Semiconductor evaluates its liability for environmental-related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies where Varian Semiconductor believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements with respect to these lawsuits in prior years. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of Varian Semiconductor’s past and future environmental-related expenditures. Varian Semiconductor therefore has a receivable of $1.2 million in other assets at October 1, 2004, as its portion of the insurance recoveries. Although VMS intends to aggressively pursue additional insurance recoveries, Varian Semiconductor has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

Legal Proceedings

In September 2000, Varian Semiconductor and Applied Materials, Inc. (“Applied Materials”) settled a patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, Varian Semiconductor recorded a gain of $16.0 million ($10.8 million after taxes) relating to this litigation settlement. Varian Semiconductor maintains a provision to cover any residual indemnification obligations described above. Included in current liabilities and classified as an estimated loss contingency was $2.7 million as of October 1, 2004 and October 3, 2003. It is reasonably possible that the amount in this loss contingency could be reduced in fiscal 2005.

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

Varian Semiconductor is currently the plaintiff in several legal disputes related to breach of contract and to certain patents that Varian Semiconductor believes the defendants have infringed. While Varian Semiconductor believes favorable judgments will be rendered with respect to such claims, the timing and amount, if any, of these judgments is uncertain.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20.    Settlements and License Agreements

Pursuant to the dispute resolution provisions of an Agreement dated January 1, 1992 (“the Agreement”) between Varian Semiconductor and Applied Materials, in September 2002, Varian Semiconductor filed an arbitration demand with the American Arbitration Association asserting that Applied Materials breached the Agreement by failing to pay royalties on products Varian Semiconductor believed were covered by the Agreement’s patent license to Applied Materials. In its arbitration demand, Varian Semiconductor sought to recover back royalties, interest and attorneys’ fees. On May 2, 2003, the arbitration panel issued its decision that certain of Applied Materials’ products were subject to royalty obligations under the Agreement and on September 1, 2004 the arbitration panel ruled that the patents at issue in the arbitration were valid and enforceable. Applied Materials made an initial payment of $22.0 million for back royalties and interest on October 4, 2004 and a second payment of $2.6 million for back interest and royalties on November 8, 2004. Varian Semiconductor has notified the arbitration panel that further hearings regarding Varian Semiconductor’s remedies, including determining whether all back royalties and interest have been paid and the award of attorneys’ fees to Varian Semiconductor, may be necessary. The arbitration panel had a hearing regarding Varian Semiconductor’s remedies on November 22, 2004. Varian Semiconductor then has until January 13, 2005 to provide the arbitration panel with a list of items that still require further resolution. Applied Materials also is required to pay quarterly unit-based royalty payments to Varian Semiconductor on future sales of certain products found to be within the scope of the Agreement through expiration of the Agreement on March 20, 2007.

On December 19, 2001, Varian Semiconductor and Lam Research Corporation (“Lam”) resolved the patent infringement litigation between the two parties, which was originally filed in October 1993, by Varian Semiconductor granting Lam a license under certain patents. Additionally, all claims and counterclaims have been dismissed in accordance with the agreement. The lawsuit involved Varian Semiconductor’s assertion that Lam infringed three Varian patents that relate to the use of low pressure gas to assist in the heating and cooling of semiconductor wafers during various manufacturing processes, and Lam’s denial that the patents are valid or infringed. Under the agreement, Varian Semiconductor has granted a license to Lam for certain patents in return for the payment of $20.0 million, with $5.0 million having been paid immediately in exchange for prior use of the patents. The remaining $15.0 million has been and continues to be paid in 12 quarterly installments through December 2004 and is in exchange for future use of the patents. As further payment for past royalties, Lam issued to Varian Semiconductor a warrant to purchase 2,000,000 shares of Lam common stock for $21.30 per share, exercisable at any time prior to December 31, 2005. The fair value of the warrant was $22.8 million upon receipt on December 19, 2001, based on an independent third party valuation, and has been recognized as royalty and license revenue. In addition, the $5.0 million cash payment was recognized as royalty and license revenue during fiscal year 2002 and the remaining $15.0 million in cash payments to be received will be recognized as royalty and license revenue when due. Under SFAS No. 133 the warrant was treated as a derivative and was measured at fair value at each balance sheet date. During fiscal year 2002, a gain was recorded in other income in the amount of $5.1 million to reflect the change in fair value of the warrant. On April 1, 2002, Varian Semiconductor completed the sale of the Lam warrant to an unrelated third party for $28.0 million in cash.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The majority of the restructuring reserve balance of $0.1 million as of October 1, 2004, is expected to be paid during fiscal year 2005.

Below is a table summarizing the restructuring reserve activity in fiscal year 2002, 2003 and 2004:

	Reduction in Work Force	Facility Closures	Other	Total
	(Amounts in thousands)
Balance as of September 28, 2001	$—	$—	$—	$—
New charges	4,594	602	209	5,405
Non-cash items	—	—	(114)	(114)
Cash payments	(2,427)	—	—	(2,427)

Balance as of September 27, 2002	2,167	602	95	2,864
New charges	1,390	45	—	1,435
Cash payments	(3,293)	(529)	(95)	(3,917)

Balance as of October 3, 2003	264	118	—	382
Cash payments	(264)	(31)	—	(295)

Balance as of October 1, 2004	$—	$87	$—	$87

The restructuring reserve is included in accrued expenses on the balance sheet.

Note 22.    Sale of Receivables

Varian Semiconductor has an agreement with two banks to sell specific receivables, subject to recourse provisions. There were no receivables sold under these arrangements during fiscal year 2004 and 2003. During fiscal year 2002, approximately $9.3 million of receivables were sold under these arrangements. As of October 1, 2004 and October 3, 2003, no receivables sold to the bank were outstanding. Varian Semiconductor has not recorded any asset or liability in connection with these agreements. Varian Semiconductor does not believe it is materially at risk for any losses as a result of this agreement.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23.    Other Transactions with Affiliates

For purposes of providing an orderly transition and to define certain ongoing relationships between and among Varian Semiconductor, VMS and VI after the spin-off Varian Semiconductor, VMS and VI also entered into the Distribution Related Agreements.

The Distribution Related Agreements provide that, from and after the spin-off, VMS, VI and Varian Semiconductor will indemnify each other and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VMS and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VMS, VI and Varian Semiconductor; the Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll and pension liabilities) in accordance with their terms. During fiscal years 2004, 2003, and 2002, Varian Semiconductor was charged $1.6 million, $1.4 million, and $4.0 million, respectively, by VMS in settlement of these obligations.

Note 24.    Related-Party Transaction

In 1991, when VAI recruited Mr. Aurelio, VAI provided Mr. Aurelio with $0.5 million in relocation financing to purchase a residence near VAI’s headquarters. Mr. Aurelio executed a promissory note in favor of VAI in the principal amount of $0.5 million, which was secured by a deed of trust on the property. The note accrued interest at a rate of 8.5%, limited by the lesser of the appreciation of the property or the deductibility of such interest for individual income tax purposes and matured no later than 2021. At the request of Varian Semiconductor, and as permitted by the terms of the note, Mr. Aurelio repaid the note in full during fiscal year 2003. In connection with Mr. Aurelio’s early repayment of the note, Varian Semiconductor agreed to forego all accrued interest on the note, or $0.3 million.

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

Revenue from Varian Semiconductor’s ten largest customers, including the non-recurring royalties in fiscal year 2002 of $27.8 million received from Lam, in fiscal years 2004, 2003, and 2002 accounted for approximately 60%, 66%, and 62% of revenue, respectively. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In fiscal year 2004, revenue from two customers accounted for 14% and 10% of Varian Semiconductor’s total revenue. In fiscal year 2003, revenue from two customers accounted for 16% and 12% of Varian Semiconductor’s total revenue. In fiscal year 2002, revenue from two customers accounted for 13% and 10% of Varian Semiconductor’s total revenue.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes revenue based on final destination and long-lived assets by geography:

	North America	Europe	Taiwan	Korea	Other	Consolidated
	(Amounts in thousands)
2004
Revenue	$107,476	$64,042	$109,695	$117,822	$131,074	$530,109
Property, plant and equipment	46,807	426	353	4,062	696	52,344

2003
Revenue	$142,840	$52,561	$40,173	$64,278	$62,649	$362,501
Property, plant and equipment	40,853	705	360	4,062	1,033	47,013

2002
Revenue	$131,534	$55,930	$39,025	$59,754	$49,204	$335,447
Property, plant and equipment	38,993	1,290	385	4,319	1,731	46,718

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the fiscal years ended 2004, 2003, and 2002

(Amounts in thousands)

	Balance at Beginning of Period	Charges to Costs and Expenses (Reductions)	Deductions		Balance at End of Period
Description			Description	Amount
Allowance for Doubtful Notes & Accounts Receivable
Fiscal Year Ended 2004	$1,992	$(563)	Write-offs & adjustments	$41	$1,388

Fiscal Year Ended 2003	$4,115	$(1,782)	Write-offs & adjustments	$341	$1,992

Fiscal Year Ended 2002	$6,893	$(2,691)	Write-offs & adjustments	$87	$4,115

Excess and Obsolete Inventory Provision
Fiscal Year Ended 2004	$33,840	$(902)	Inventory adjustments	$3,793	$29,145

Fiscal Year Ended 2003	$48,195	$(7,205)	Inventory adjustments	$7,150	$33,840

Fiscal Year Ended 2002	$45,430	$15,158	Inventory adjustments	$12,393	$48,195

S-1