Form 10-Q
period 2004-12-31
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2005-02-09
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Shares of common stock outstanding at February 7, 2005: 36,556,535.

An index of exhibits filed with this Form 10-Q is located on page 29.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	October 1, 2004
	(Amounts in thousands, except share data)
ASSETS

Current assets
Cash and cash equivalents	$220,614	$218,578
Short-term investments	222,745	173,891
Accounts receivable, net	121,633	123,749
Inventories	117,332	104,900
Deferred income taxes	27,729	27,691
Other current assets	12,173	32,938

Total current assets	722,226	681,747

Property, plant and equipment, net	55,698	52,344
Goodwill	12,280	12,280
Other assets	3,247	3,125

Total assets	$793,451	$749,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Notes payable and current portion of long-term debt	$4,435	$4,170
Accounts payable	46,481	33,980
Accrued expenses	50,075	53,234
Product warranty	8,090	7,841
Deferred revenue	57,089	54,509

Total current liabilities	166,170	153,734

Long-term accrued expenses	10,408	10,905
Deferred income taxes	4,615	4,615
Long-term debt	4,059	4,162

Total liabilities	185,252	173,416

Commitments, contingencies and guarantees (Note 13)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 36,504,848 and 36,408,995 shares issued and outstanding at December 31, 2004 and October 1, 2004, respectively	365	364
Capital in excess of par value	338,144	331,701
Retained earnings	272,287	244,320
Deferred compensation	(1,574)	(149)
Accumulated other comprehensive loss	(1,023)	(156)

Total stockholders’ equity	608,199	576,080

Total liabilities and stockholders’ equity	$793,451	$749,496

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Three Months Ended
	December 31, 2004	January 2, 2004
	(Amounts in thousands, except per share data)
Revenue
Product	$107,088	$86,439
Service	19,395	13,310
Royalty	21,942	2,094

Total revenue	148,425	101,843

Cost of revenue
Product	58,904	50,447
Service	13,380	9,014

Total cost of revenue	72,284	59,461

Gross profit	76,141	42,382

Operating expenses
Research and development	18,653	16,265
Marketing, general and administrative	27,380	19,808

Total operating expenses	46,033	36,073

Operating income	30,108	6,309
Interest income	7,827	1,080
Interest expense	(222)	(224)
Other income, net	2,819	3

Income before income taxes	40,532	7,168
Provision for income taxes	12,565	2,365

Net income	$27,967	$4,803

Weighted average shares outstanding - basic	36,456	35,503
Weighted average shares outstanding - diluted	37,222	36,711
Net income per share - basic	$0.77	$0.14
Net income per share - diluted	$0.75	$0.13

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Three Months Ended
	December 31, 2004	January 2, 2004
	(Amounts in thousands)
Cash flow from operating activities:
Net income	$27,967	$4,803
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,098	3,135
Tax benefit from stock options exercised and employee stock purchase plan	468	8,889
Deferred income taxes	(38)	(164)
Amortization of investment premiums	346	236
Stock-based compensation	2,725	—
Changes in assets and liabilities:
Accounts receivable	4,539	(32,772)
Inventories	(15,547)	(14,876)
Other current assets	20,765	(4,504)
Accounts payable	12,346	8,895
Accrued expenses	(5,017)	1,237
Product warranty	196	(1,479)
Deferred revenue	1,564	7,303
Other	(551)	(71)

Net cash provided by (used in) operating activities	52,861	(19,368)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,336)	(893)
Proceeds from sales and maturities of short-term investments	6,337	—
Purchase of short-term investments	(56,270)	(52,085)

Net cash used in investing activities	(53,269)	(52,978)

Cash flows from financing activities:
Proceeds from the issuance of common stock	1,953	14,912
Borrowing of notes payable	8	4
Repayment of long-term debt	(103)	(94)

Net cash provided by financing activities	1,858	14,822

Effects of exchange rates on cash	586	133

Net increase (decrease) in cash and cash equivalents	2,036	(57,391)

Cash and cash equivalents at beginning of period	218,578	310,481

Cash and cash equivalents at end of period	$220,614	$253,090

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

These unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual report on Form 10-K filed by Varian Semiconductor with the SEC on December 14, 2004 for the fiscal year ended October 1, 2004. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three-month period ended December 31, 2004 are not necessarily indicative of the results to be expected for a full year or for any other period.

Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation of the financial statements.

Note 2. Accounting for Stock-Based Compensation

Varian Semiconductor accounts for stock compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. If Varian Semiconductor had elected to recognize compensation cost based on the fair value of all stock awards at grant date as prescribed by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” the net income and net income per basic and diluted share for the three-month periods ended December 31, 2004 and January 2, 2004 would have been reduced to the pro forma amounts shown below:

	December 31, 2004	January 2, 2004
	(Amounts in thousands, except per share amounts)
Net income as reported	$27,967	$4,803
Add: Compensation expense included in net income, net of related tax benefit	1,880	—
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax benefit	(5,111)	(2,742)

Pro forma net income	$24,736	$2,061

Net income per share - basic, as reported	$0.77	$0.14
Net income per share - diluted, as reported	$0.75	$0.13

Pro forma net income per share:
Basic	$0.68	$0.06
Diluted	$0.66	$0.06

The $5.1 million in stock-based employee compensation for the three-month period ended December 31, 2004 includes $2.1 million resulting from the amendment to the definition of retirement in the Amended and Restated Omnibus Stock Plan by Varian Semiconductor’s Board of Directors on October 5, 2004 and the Retirement Agreement entered into on December 8, 2004 (see Note 10. Retirement Plans).

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Computation of Net Income Per Share

Basic net income per share is calculated based on net income and the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per share includes additional dilution from stock issuable pursuant to the exercise of stock options outstanding. For purposes of the diluted net income per share calculation, the additional shares issuable upon exercise of stock options are determined using the treasury stock method.

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Fiscal Three Months Ended
	December 31, 2004	January 2, 2004
	(Amounts in thousands, except per share data)
Numerator:
Net income	$27,967	$4,803

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	36,456	35,503
Effect of diluted securities:
Stock options and restricted stock	766	1,208

Denominator for diluted net income per share	37,222	36,711

Net income per share - basic	$0.77	$0.14
Net income per share - diluted	$0.75	$0.13

For the three-month period ended December 31, 2004, options to purchase 1,091,068 common shares at a weighted average exercise price of $46.05 (an exercise price that exceeded the market value of the underlying common stock) were excluded from the computation of diluted earnings per share. For the three-month period ended January 2, 2004, options to purchase 649,496 common shares at a weighted average exercise price of $51.09 (an exercise price that exceeded the market value of the underlying common stock) were excluded from the computation of diluted earnings per share.

As of December 31, 2004, Varian Semiconductor had outstanding options to purchase an aggregate of 4,879,893 shares of its common stock at a weighted average price of $29.67. Of these options, options to purchase an aggregate of 3,127,395 shares of its common stock at a weighted average price of $27.41 were exercisable.

Note 4. Cash, Cash Equivalents and Short-term Investments

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with a remaining maturity of three months or less at the time of acquisition to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at December 31, 2004 and October 1, 2004 were $200.9 million and $212.8 million, respectively. Short-term investments consist primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings AA or better with remaining maturity greater than three months at the time of acquisition. Varian Semiconductor manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet Varian Semiconductor’s current cash requirements.

As of December 31, 2004, a net unrealized loss on short-term investments of $0.9 million had been recorded as accumulated other comprehensive loss. As of October 1, 2004, a net unrealized loss on short-term investments of $0.2 million was recorded as accumulated other comprehensive loss.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Short-term investments by security type at December 31, 2004 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Bank certificates of deposit	$24,488	$—	$—	$24,488
U.S. Treasury and agency securities	136,573	36	(749)	135,860
Corporate bonds	62,573	27	(203)	62,397

	$223,634	$63	$(952)	$222,745

Short-term investments by security type at October 1, 2004 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Bank certificates of deposit	$24,753	$—	$—	$24,753
U.S. Treasury and agency securities	103,944	184	(320)	103,808
Corporate bonds	45,350	59	(79)	45,330

	$174,047	$243	$(399)	$173,891

The short-term investment maturities are as follows:

	December 31, 2004	October 1, 2004
	(Amounts in thousands)
Maturing within 1 year	$114,634	$92,603
Maturing between 1 year and 5 years	108,111	80,793
Maturing between 5 years and 10 years	—	495

Total	$222,745	$173,891

Note 5. Accounts Receivable

Accounts receivable consist of the following:

	December 31, 2004	October 1, 2004
	(Amounts in thousands)
Billed receivables	$123,087	$125,137
Allowance for doubtful accounts	(1,454)	(1,388)

Accounts receivable, net	$121,633	$123,749

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Inventories

The components of inventories are as follows:

	December 31, 2004	October 1, 2004
	(Amounts in thousands)
Raw materials and parts	$47,907	$34,874
Work in process	34,821	33,674
Finished goods	34,604	36,352

Total inventories	$117,332	$104,900

Note 7. Accrued Expenses

The components of accrued expenses are as follows:

	December 31, 2004	October 1, 2004
	(Amounts in thousands)
Payroll and employee benefits	$25,979	$25,575
Estimated loss contingencies	2,648	5,100
Restructuring	41	87
Income taxes payable	15,639	16,562
Other	5,768	5,910

Total accrued expenses	$50,075	$53,234

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

Product warranty activity for the first three months of fiscal year 2005 was as follows:

Amount of Liability
(Amounts in thousands)
Balance as of October 1, 2004	$7,841
Accruals for warranties issued during the period	1,834
Increase to pre-existing warranties, net	492
Settlements made during the period	(2,077)

Balance as of December 31, 2004	$8,090

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9. Long-Term Accrued Expenses

Long-term accrued expenses are comprised of accruals for post-employment liabilities and environmental costs not expected to be expended within the next year. The current portion is recorded within accrued expenses.

Note 10. Retirement Plans

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

On December 8, 2004, Varian Semiconductor entered into a Retirement Agreement and General Release (the “Retirement Agreement”) with Ernest L. Godshalk, III pursuant to which Mr. Godshalk resigned from his position as a director and as President and Chief Operating Officer of Varian Semiconductor effective as of December 31, 2004 (the “Retirement Date”) due to retirement. As a result, approximately $3.5 million was due to Mr. Godshalk, and expensed in the first quarter of fiscal 2005, of which $2.5 million was a non-cash charge related to stock compensation. For more information, please see Item 9B of Part II of the Annual Report on Form 10-K for the year ended October 1, 2004.

Note 11. Recent Accounting Pronouncements

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Jobs Act. As such, Varian Semiconductor is not yet in a position to decide whether, or to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Varian Semiconductor expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of additional guidance. At this time, the range of earnings that may be repatriated and the potential range of income tax effects of such repatriation cannot be reasonably estimated.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” (“FASB No. 109”) with respect to recording the potential impact of the repatriation provisions of the Jobs Act on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted in October 2004. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB No. 109.

Under the guidance in FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” issued in December 2004, the deduction will be treated as a “special deduction” as described in FASB No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on Varian Semiconductor’s tax return. This provision will become effective for Varian Semiconductor in fiscal year 2006.

The Jobs Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (the “ETI”) for foreign sales. This provision is effective for transactions entered into after December 31, 2004. Varian Semiconductor expects the net effect of the phase-out of the ETI to result in an increase in the effective tax rate for fiscal year 2005 of less than one percentage point, based on current earnings levels.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“FASB No. 151”). FASB No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Varian Semiconductor is in the process of evaluating the impact of FASB No. 151.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FASB No. 123(R)”). FASB No. 123(R) will require Varian Semiconductor to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of FASB No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. FASB No. 123(R) is effective beginning in the fourth quarter of fiscal year 2005. The adoption of FASB No. 123(R) could have a material impact on Varian Semiconductor’s consolidated financial position, results of operations and cash flows. Varian Semiconductor is in the process of evaluating the impact of implementing FASB No. 123(R).

Note 12. Operating Segments and Geographic Information

Varian Semiconductor has determined that it operates in one business segment: the manufacturing, marketing and servicing of semiconductor processing equipment for ion implantation systems. Since Varian Semiconductor operates in one segment, all financial segment information required by FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” can be found in the consolidated financial statements.

During the first quarter of fiscal year 2005, revenue from three customers, including the non-recurring royalty revenue in the first quarter of fiscal year 2005 of $18.9 million received from Applied Materials, Inc. (“Applied Materials”), accounted for 14%, 12%, and 11% of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. During the first quarter of fiscal year 2004, revenue from one customer accounted for 20% of Varian Semiconductor’s total revenue.

As of December 31, 2004, three customers represented 13%, 13% and 10% of the total accounts receivable balance. As of October 1, 2004, two customers accounted for 15% and 12% of the total accounts receivable balance.

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North America	Europe	Taiwan	Korea	Other	Consolidated
	(Amounts in thousands)
Revenue – Three months ended:
December 31, 2004	$57,432	$16,195	$18,326	$33,413	$23,059	$148,425
January 2, 2004	23,980	13,941	11,323	25,647	26,952	101,843

Property, plant and equipment, net as of:
December 31, 2004	$50,197	$395	$344	$4,115	$647	$55,698
October 1, 2004	46,807	426	353	4,062	696	52,344

The $18.9 million in non-recurring royalty revenue received from Applied Materials is included in the North America revenue in the table above.

Note 13. Commitments, Contingencies and Guarantees

Varian Semiconductor is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Varian Semiconductor.

As permitted under Delaware law, Varian Semiconductor has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at the request of Varian Semiconductor. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited; however, Varian Semiconductor has a Director and Officer insurance policy that limits its exposure and enables Varian Semiconductor to recover a portion of any future amounts paid. As a result of Varian Semiconductor’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of December 31, 2004.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Varian Semiconductor enters into indemnification agreements in the normal course of business. Pursuant to these agreements, Varian Semiconductor indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Varian Semiconductor’s customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to Varian Semiconductor’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited. Management believes the estimated fair value of these agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of December 31, 2004.

Varian Semiconductor also indemnifies certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Varian Semiconductor’s products and services or resulting from the acts or omissions of Varian Semiconductor, its employees, officers, authorized agents or subcontractors. Varian Semiconductor has general and umbrella insurance policies that limit its exposure under these indemnification obligations and guarantees. As a result of its insurance policy coverage, Varian Semiconductor believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of December 31, 2004.

Varian Semiconductor also enters into purchase order commitments in the normal course of business. As of December 31, 2004, Varian Semiconductor has approximately $57.0 million of purchase order commitments with various vendors.

Environmental Remediation

Prior to the spin-off of Varian Semiconductor from Varian Associates, Inc. (“VAI”) on April 2, 1999, Varian Semiconductor’s business was operated as the Semiconductor Equipment Business (“SEB”) of VAI. On April 2, 1999, VAI contributed its SEB to Varian Semiconductor, its Instruments Business (“IB”) to Varian, Inc. (“VI”), and changed its name to Varian Medical Systems, Inc. (“VMS”). These transactions were accomplished under the terms of several agreements by and among Varian Semiconductor, VI and VMS which include a Distribution Agreement, an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, and a Transition Services Agreement (collectively, the “Distribution Related Agreements”). VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI’s sale of its Electron Devices business during fiscal year 1995, and the sale of its Thin Film Systems business during fiscal year 1997). The Distribution Related Agreements provide that each of VMS, Varian Semiconductor and VI will indemnify the others for one-third of these environmental investigation and remediation costs, as adjusted for any insurance proceeds and tax benefits expected to be realized upon payment of these costs.

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.3 million in estimated environmental investigation and remediation costs for these sites and facilities as of December 31, 2004. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.5 million, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.3 million previously described.

As of December 31, 2004, Varian Semiconductor’s environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, totaled $5.8 million, of which $0.9 million is classified as current.

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

Varian Semiconductor evaluates its liability for environmental-related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies where Varian Semiconductor believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements with respect to these lawsuits in prior years. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of Varian Semiconductor’s past and future environmental-related expenditures. Varian Semiconductor therefore has a receivable of $1.2 million in other assets at December 31, 2004, as its portion of the insurance recoveries. Although VMS intends to aggressively pursue additional insurance recoveries, Varian Semiconductor has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

As part of the purchase of Varian Semiconductor’s facility located in Newburyport, Massachusetts, Varian Semiconductor has indemnified the lender for any violation of any local, state and federal laws pertaining to environmental regulations, contamination or clean-up. Varian Semiconductor believes the estimated fair value of this indemnification is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for this agreement as of December 31, 2004.

Legal Proceedings

In September 2000, Varian Semiconductor and Applied Materials settled patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, Varian Semiconductor recorded a gain of $16.0 million ($10.8 million after taxes) relating to this litigation settlement. Varian Semiconductor maintained a provision of $2.7 million in current liabilities to cover any residual indemnification obligations described above. After evaluating all of the facts associated with this transaction, and consultation with counsel, management believes that Varian Semiconductor has no further liability with respect to the settlement. The statute of limitations on the indemnification obligations expired during the first quarter of fiscal year 2005. Consequently, the remaining estimated loss contingency was reversed during the first quarter of fiscal year 2005, and is included as a component of Other income, net.

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

Note 14. Restructurings

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

No restructuring costs were recognized during fiscal year 2004 or the first three months of fiscal year 2005. During fiscal year 2003, Varian Semiconductor recognized approximately $1.4 million in restructuring costs. The restructuring costs related to a reduction in headcount of approximately 55 employees and were severance-related. The majority of the remaining restructuring reserve balance as of December 31, 2004 is expected to be paid during fiscal year 2005.

Below is a table summarizing the restructuring reserve activity in the first quarter of fiscal year 2005:

Facility Closures
(Amounts in thousands)
Balance as of September 27, 2002	$602
New charges	45
Cash payments	(529)

Balance as of October 3, 2003	118
Cash payments	(31)

Balance as of October 1, 2004	87
Cash Payments	(46)

Balance as of December 31, 2004	$41

Note 15. Derivative Financial Instruments

Varian Semiconductor uses derivative instruments to protect its interests from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor continued its policy of hedging its current balance sheet re-measurement and certain foreign currency sales exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly by comparing the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in Other Comprehensive Income (“OCI”). Any measured ineffectiveness is included immediately in marketing, general and administrative expenses in the consolidated statements of operations. There has been no amount of ineffectiveness recognized during the three-month period ended December 31, 2004. OCI associated with hedges of sales denominated in foreign currencies are reclassified to revenue upon recognition in income of the underlying hedged exposure. All amounts reported in OCI at December 31, 2004 are anticipated to be reclassified to revenue within seven months. OCI activity during the year (in thousands):

Amount of Income
(Amounts in thousands)
Balance as of October 1, 2004	$—
Effective portion of cash flow hedging instruments	(352)
Reclassified to revenue	218

Balance as of December 31, 2004	$(134)

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 16. Comprehensive Income

	Fiscal Three Months Ended
	December 31, 2004	January 2, 2004
	(Amounts in thousands)
Net income	$27,967	$4,803
Other comprehensive loss:
Effective portion of cash flow hedging instruments	(352)	—
Reclassified to revenue	218	—
Unrealized loss on short-term investments	(733)	(49)

Comprehensive income	$27,100	$4,754

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms “believes,” “anticipates,” “expects,” “plans” or similar expressions are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. There are a number of important factors that could cause Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”)’s actual results to differ materially from those indicated by forward-looking statements made in this report and presented by management from time to time. Some of the important risks and uncertainties that may cause Varian Semiconductor’s financial results to differ are described under the heading “Risk Factors” in this report and in the annual report on Form 10-K for the fiscal year ended October 1, 2004, filed with the Securities and Exchange Commission (“SEC”) on December 14, 2004.

The following information should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in “Item 1. Consolidated Financial Statements” of this quarterly report and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Varian Semiconductor’s annual report on Form 10-K for the fiscal year ended October 1, 2004, filed with the SEC on December 14, 2004.

Overview

Varian Semiconductor is a leading supplier of ion implantation equipment used in the fabrication of semiconductor chips. Varian Semiconductor designs, manufactures, markets and services semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the United States (“U.S.”), Europe and Asia Pacific. The VIISta® ion implanter products are designed to leverage single wafer processing technology for the full range of semiconductor implant applications.

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

Critical Accounting Policies and Significant Judgments and Accounting Estimates

Varian Semiconductor’s discussion and analysis of its financial condition and results of operations are based upon Varian Semiconductor’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of these consolidated financial statements requires Varian Semiconductor to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a continual basis, Varian Semiconductor evaluates its estimates, including those related to inventories, accounts receivable, intangible assets, income taxes, warranty obligations, post-retirement benefits, contingencies, and functional currencies. Varian Semiconductor operates in a highly cyclical and competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, customer and supplier lead times, and macroeconomic and geographic economic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. Varian Semiconductor bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also the factors discussed below under the section titled “ Risk Factors.”

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

Inventory and Purchase Order Commitments

Varian Semiconductor values its inventory at the lower of cost or market. The determination of lower of cost or market requires that Varian Semiconductor make significant assumptions about future demand for products and the transition to new product offerings from legacy products. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. Varian Semiconductor also provides for losses on those open purchase order commitments in which Varian Semiconductor’s estimated obligation to receive inventory under these commitments exceeds expected production demand. These assumptions include, but are not limited to, future manufacturing schedules, customer demand, supplier lead time and technological and market obsolescence. Once inventory is written down and a new cost basis has been established, it is not written back up if demand increases. If market conditions are less favorable than those projected by management, additional inventory provisions may be required. If market conditions are more favorable than those projected by management, and specific products previously written down are subsequently sold, gross profit would improve by the amount of the specific write down reversed in the quarter the inventory is sold. In the case of purchase order commitments, more favorable market conditions or successful negotiations with suppliers will result in a reduction of provisions in the quarter the excess purchase order commitments are reduced.

Allowance for Doubtful Accounts

Varian Semiconductor maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products and services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due and the estimated loss is calculated as a percentage of the total category based upon past history. If the financial conditions of Varian Semiconductor’s customers were to deteriorate resulting in their inability to make payments, additional allowances may be required. If accounts previously identified as a risk and reserved for subsequently stabilize and are deemed to no longer be at risk for collection, or categories past due decrease, the allowance for doubtful accounts may be reduced. As a result, a reduction to bad debt expense would be recognized in the period the determination was made.

Valuation Allowance on Deferred Tax Assets and Income Tax Provision

Financial Accounting Standards Board (“FASB”) Statement No. 109, “Accounting for Income Taxes,” (“FASB No. 109”) requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. On a quarterly basis, Varian Semiconductor evaluates both the positive and negative evidence bearing upon the realizability of its deferred tax assets. Varian Semiconductor considers future taxable income, ongoing prudent and feasible tax planning strategies, and the ability to utilize tax losses and credits in assessing the need for a valuation allowance. A valuation allowance related to certain state tax credit carryforwards has been recorded. Management has concluded that it is more likely than not that these credits will not be utilized since historically the annual amount of state credits generated exceeds the amount of credits that can be used. Should Varian Semiconductor determine that it is not able to realize all or part of its other deferred tax assets in the future, a valuation allowance would be required resulting in an expense recorded within the provision for income taxes line in the Statement of Income in the period in which such determination was made. It is reasonably possible that the amount of the deferred tax asset considered realizable could be reduced in the near term if future taxable income is reduced. Varian Semiconductor’s effective tax rate is affected by levels of taxable income in domestic and foreign tax jurisdictions, U.S. tax credits generated and utilized for research and development expenditures, U.S. foreign income exclusion, investment tax credits and other tax incentives specific to domestic and foreign operations. In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service (“IRS”). The IRS is presently conducting an examination for the tax years 1999 through 2002 as part of its routine examinations of Varian Semiconductor’s income tax returns. The outcome of this examination cannot be determined at this time since fieldwork is still underway. Varian Semiconductor anticipates that the examination may be completed during fiscal year 2005. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution would result in a reduction to Varian Semiconductor’s effective tax rate in the quarter of resolution. Any additional impact on Varian Semiconductor’s liability for income taxes cannot presently be determined; however, Varian Semiconductor believes its accrued income tax liabilities are adequate.

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

Results of Operations

Revenue

The following table sets forth revenue by category for the three-month periods ended December 31, 2004 and January 2, 2004:

	Fiscal Three Months Ended
	December 31, 2004	January 2, 2004	Change	Percent Change
	(Amounts in thousands)
Product	$107,088	$86,439	$20,649	24%
Service	19,395	13,310	6,085	46%
Royalty and license	21,942	2,094	19,848	948%

Revenue	$148,425	$101,843	$46,582	46%

Product

During the first quarter of fiscal year 2005, product revenue was $107.1 million, compared to $86.4 million for the same period a year ago. The increase was due to increased demand for all product lines, especially in North America, and continued strength in Asia. The increase is also attributable to higher parts revenue and sales of upgrades compared to the same period a year ago.

Service

Service revenue during the first quarter of fiscal year 2005 was $19.4 million, compared to $13.3 million for the same period a year ago. The increase is primarily the result of increased recognition of installation revenue, which is a result of increased volume of shipments during the past few quarters.

Royalty

Pursuant to the terms of a Settlement and License Agreement between Varian Semiconductor and Lam Research Corporation (“Lam”), Lam made its last quarterly cash payment of $1.25 million in December 2004. Lam was required to make quarterly cash payments of $1.25 million through December 2004 for use of certain of Varian Semiconductor’s patents. These quarterly cash payments have been recognized as royalty revenue in the first quarter of fiscal year 2005 and 2004.

As a result of an arbitration panel ruling in the second phase of the arbitration between Varian Semiconductor and Applied Materials, Inc. (“Applied Materials”), Varian Semiconductor received $24.6 million during the first quarter of fiscal year 2005 for past due royalties and interest. Of the $24.6 million, $18.9 million has been included in royalty revenue and $5.7 million in interest income in the first quarter of fiscal year 2005. Applied Materials is also required to make quarterly unit-based royalty payments to Varian Semiconductor on future sales of certain products found to be within the scope of the patent license agreement (the “Agreement”) through expiration of the Agreement in March 2007.

During the first quarter of fiscal year 2005, revenue from three customers, including the non-recurring royalty revenue in the first quarter of fiscal year 2005 of $18.9 million received from Applied Materials, accounted for 14%, 12%, and 11% of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. During the first quarter of fiscal year 2004, revenue from one customer accounted for 20% of Varian Semiconductor’s total revenue.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given period (see also “Risk Factors” and “Critical Accounting Policies - Revenue Recognition”).

Cost of Product and Service Revenue. Cost of product revenue was $58.9 million and gross margin was 45% for first quarter of fiscal year 2005, compared to the cost of product revenue of $50.4 million and gross margin of 42% for first quarter of fiscal year 2004. Gross profit was favorably affected in the first quarter of fiscal year 2005 by increased sales of parts and upgrades, when compared to the same period a year ago. Varian Semiconductor has historically, and may in the future, sustain inventory-related charges resulting from numerous factors, including changes in customers’ purchase commitments, changes in commitments to Varian Semiconductor vendors, technology changes and Varian Semiconductor’s manufacturing lead-times. Cost of service revenue was $13.4 million and gross margin was 31% for the first quarter of fiscal year 2005, compared to a cost of service revenue of $9.0 million and gross margin of 32% for the first quarter of fiscal year 2004.

Research and Development. Research and development expenses were $18.7 million for the first quarter of fiscal year 2005, compared to $16.3 million for the first quarter of fiscal year 2004. The increase was a result of increased labor and material spending associated with the development of new products, particularly high current implanters.

Marketing, General and Administrative. Marketing, general and administrative expenses were $27.4 million for the first quarter of fiscal year 2005, compared to $19.8 million in the same period in 2004. The increase in expenses was the result of $3.5 million in expense related to the Chief Operating Officer’s retirement agreement discussed below, increased customer demonstrations and evaluation tools and higher business activity compared to the same period a year ago.

On December 8, 2004, Varian Semiconductor entered into a Retirement Agreement and General Release (the “Retirement Agreement”) with Ernest L. Godshalk, III pursuant to which Mr. Godshalk resigned from his position as a director and as President and Chief Operating Officer of Varian Semiconductor effective as of December 31, 2004 (the “Retirement Date”) due to retirement. As a result, approximately $3.5 million was due to Mr. Godshalk, and expensed in the first quarter of fiscal 2005, of which $2.5 million was a non-cash charge related to stock compensation. For more information, please see Item 9B of Part II of the Annual Report on Form 10-K for the year ended October 1, 2004.

Interest Income and Interest Expense. During the first quarter of fiscal year 2005, Varian Semiconductor earned $7.6 million in net interest income, compared to $0.9 million for the first quarter of fiscal year 2004. $5.7 million of interest income in the first quarter of fiscal year 2005 related to past due royalties from Applied Materials as a result of an arbitration ruling (see also Royalty Revenue). The remaining net interest income relates to interest income from investments slightly offset by interest expense related to the debt assumed as part of the purchase of the facility in Newburyport, Massachusetts in February 2003. The net interest income for the first quarter of fiscal year 2004 related to investment interest income offset by interest expense on the facility loan.

Other Income, Net. Other income, net, was $2.8 million and $3,000 for the three-month periods ended December 31, 2004 and January 2, 2004, respectively. In the first quarter of fiscal year 2005 other income included $2.7 million for the reduction of an estimated loss contingency that had been established to cover any residual indemnification obligations related to patent infringement and antitrust litigation. After evaluating all of the facts associated with this transaction, and consultation with counsel, management believes that Varian Semiconductor has no further liability with respect to the settlement. The statute of limitations on the indemnification obligations expired during the first quarter of fiscal year 2005 (See Note 13. Commitments, Contingencies and Guarantees in the Notes to the Unaudited Interim Consolidated Financial Statements).

Provision for Income Taxes. Varian Semiconductor’s effective income tax rate was 31% for the three-month period ended December 31, 2004 and 33% for the same period ended January 2, 2004. The rates are lower than the U.S. federal statutory rate principally due to credits and lower-taxed foreign income. Future tax rates may vary from the historic rates depending on the worldwide composition of earnings and the continuing availability of income tax credits as well as the potential resolution of tax contingencies. On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Jobs Act. As such, Varian Semiconductor is not yet in a position to decide whether, or to what extent, Varian Semiconductor might repatriate foreign earnings that have not yet been remitted to the U.S. Varian Semiconductor expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of additional guidance. At this time, the range of earnings that may be repatriated and the potential range of income tax effects of such repatriation cannot be reasonably estimated.

The Jobs Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (the “ETI”) for foreign sales. This provision is effective for transactions entered into after December 31, 2004. Varian Semiconductor expects the net effect of the phase-out of the ETI to result in an increase in the effective tax rate for fiscal year 2005 of less than one percentage point, based on current earnings levels.

In addition, the Jobs Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. This provision will become effective for Varian Semiconductor in fiscal year 2006.

Net Income. As a result of the foregoing factors, in the first quarter of fiscal year 2005, Varian Semiconductor recorded net income of $28.0 million, compared to net income of $4.8 million for the first quarter of fiscal year 2004. The net income per diluted share was $0.75 for the first quarter of fiscal year 2005, compared to net income per diluted share of $0.13 for the first quarter of fiscal year 2004.

Liquidity and Capital Resources

Varian Semiconductor generated $52.9 million of cash from operations during the first quarter of fiscal year 2005, compared to $19.4 million of cash used in operations during the first quarter of fiscal year 2004. Cash provided by operations in the first quarter of fiscal year 2005 was primarily a result of net income of $28.0 million, an increase in accounts payable of $12.3 million, and decreases in other current assets and accounts receivable of $20.8 million and $4.5 million, respectively. These increases were partially offset by a $15.5 million increase in inventories and a $5.0 million decrease in accrued expenses. Cash used in operations in the first quarter of fiscal year 2004 was primarily from the increases in accounts receivable of $32.8 million and inventories of $14.9 million. These changes were partially offset by increases in accounts payable of $8.9 million and deferred revenue of $7.3 million, in addition to net income of $4.8 million and a tax benefit of $8.9 million from stock option exercises.

Varian Semiconductor used a net of $49.9 million and $52.1 million of cash and cash equivalents for the purchase of short-term investments during the first quarter of fiscal year 2005 and 2004, respectively, and $3.3 million and $0.9 million of cash and cash equivalents for the purchase of property, plant and equipment during the first quarter of fiscal year 2005 and 2004, respectively.

During the first quarter of fiscal year 2005, Varian Semiconductor generated $1.9 million of cash from financing activities, primarily due to $2.0 million from the issuance of common stock upon the exercise of stock options, offset by repayments on long-term borrowings. During the first quarter of fiscal year 2004, Varian Semiconductor generated $14.8 million of cash from financing activities, primarily due to $14.9 million from the issuance of common stock upon the exercise of stock options and under the employee stock purchase plan, offset by repayments on short- and long-term borrowings.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash, cash equivalents and short-term investments of $443.4 million at December 31, 2004 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments, environmental contingencies and cash requirements for the foreseeable future.

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

Contractual Obligations

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of income. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of December 31, 2004 have not been included in the consolidated balance sheets and statements of income included under Item 1. Consolidated Financial Statements; however, they have been disclosed in the following table in order to provide a more accurate picture of Varian Semiconductor’s financial position and liquidity.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years
		(Amounts in thousands)
Operating leases	$2,993	$1,862	$1,131
Purchase order commitments	56,957	55,757	1,200

Total commitments	$59,950	$57,619	$2,331

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc. (“VAI”), now known as Varian Medical Systems, Inc. (“VMS”) (See Note 13. Commitments, Contingencies and Guarantees in the Notes to the Unaudited Interim Consolidated Financial Statements). On April 2, 1999, VAI contributed its Semiconductor Equipment Business (“SEB”) to Varian Semiconductor, then distributed to the holders of record of VAI common stock one share of common stock of Varian Semiconductor for each share of VAI common stock owned on March 24, 1999. At the same time, VAI contributed its Instruments Business (“IB”) to Varian, Inc. (“VI”) and distributed to the holders of record of VAI common stock one share of common stock of IB for each share of VAI common stock owned on March 24, 1999. VAI retained its Health Care Systems business and changed its name to VMS effective as of April 2, 1999. These transactions were accomplished under the terms of a Distribution Agreement by and among Varian Semiconductor, VAI, hereafter referred to as VMS for periods following the spin-off and VI (the “Distribution Agreement”). For purposes of providing an orderly transition and to define certain ongoing relationships between and among Varian Semiconductor, VMS and VI after the spin-off Varian Semiconductor, VMS and VI also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement (collectively, the “Distribution Related Agreements”).

The Distribution Related Agreements provide that from and after the spin-off, VMS, VI, and Varian Semiconductor will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VMS and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VMS, VI, and Varian Semiconductor. The Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll and pension liabilities) in accordance with their terms. During fiscal years 2004, 2003 and 2002, Varian Semiconductor was charged $1.6 million, $1.4 million, and $4.0 million, respectively, by VMS in settlement of these obligations. During the first quarter of fiscal year 2005, Varian Semiconductor was charged by VMS $0.3 million in settlement of these obligations. During the first quarter of fiscal year 2004, Varian Semiconductor was charged by VMS $0.4 million in settlement of these obligations.

Recent Accounting Pronouncements

On October 22, 2004, the President signed the Jobs Act. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Jobs Act. As such, Varian Semiconductor is not yet in a position to decide whether, or to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Varian

Semiconductor expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of additional guidance. At this time, the range of earnings that may be repatriated and the potential range of income tax effects of such repatriation cannot be reasonably estimated.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under FASB No. 109 with respect to recording the potential impact of the repatriation provisions of the Jobs Act on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted in October 2004. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB No. 109. At this time, the range of earnings that may be repatriated and the potential range of income tax effects of such repatriation cannot be reasonably estimated.

Under the guidance in FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” issued in December 2004, the deduction will be treated as a “special deduction” as described in FASB No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on Varian Semiconductor’s tax return. This provision will become effective for Varian Semiconductor in fiscal year 2006.

The Jobs Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (the “ETI”) for foreign sales. This provision is effective for transactions entered into after December 31, 2004. Varian Semiconductor expects the net effect of the phase-out of the ETI to result in an increase in the effective tax rate for fiscal year 2005 of less than one percentage point, based on current earnings levels.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“FASB No. 151”). FASB No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Varian Semiconductor is in the process of evaluating the impact of FASB No. 151.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“FASB No. 123(R)”). FASB No. 123(R) will require Varian Semiconductor to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of FASB No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. FASB No. 123(R) is effective beginning in the fourth quarter of fiscal 2005. The adoption of FASB No. 123(R) could have a material impact on Varian Semiconductor’s consolidated financial position, results of operations and cash flows. Varian Semiconductor is in the process of evaluating the impact of implementing FASB No. 123(R).

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

Varian Semiconductor has historically sold at least half of its systems in any particular period to its major customers, some of which include Hynix Semiconductor, Inc., International Business Machines Corporation, Infineon Technologies AG, Intel Corporation, Micron Technology, Inc., Samsung Electronics Corporation Limited, Sony Corporation, STMicroelectronics, Texas Instruments, Inc., Taiwan Semiconductor Machines Corporation and United Microelectronics Corporation. During some quarters, some of these customers have individually accounted for more than ten percent of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. Furthermore, Varian Semiconductor may have difficulty attracting additional large customers because its sales depend, in large part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. Once a semiconductor manufacturer has selected a particular supplier’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Consequently, Varian Semiconductor may experience difficulty in selling to a prospective customer if that customer initially selects a competitor’s capital equipment.

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

Varian Semiconductor is subject to the risks of operating internationally and it derives a substantial portion of its revenues from outside the U.S.

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

VAI has been named by the U.S. Environmental Protection Agency and third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also in various stages of environmental investigation and or remediation under the direction of, or in consultation with foreign, federal, state and local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI’s sale of its Electron Devices business during fiscal year 1995, and the sale of its TFS business during fiscal year 1997). The Distribution Related Agreements provides that each of VMS, Varian Semiconductor and VI will indemnify the others for one-third of these environmental investigation and remediation costs, as adjusted for any insurance proceeds and tax benefits expected to be realized upon payment of these costs.

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

Compliance with Internal Controls Evaluation and Attestation Requirements.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Varian Semiconductor will be required, beginning in fiscal 2005, to perform an evaluation of its internal controls over financial reporting and have its independent registered public accounting firm publicly attest to such evaluation. Varian Semiconductor has prepared an internal plan of action for compliance, which includes a timeline and scheduled activities, although as of the date of this filing, Varian Semiconductor has not yet prepared the evaluation. Compliance with these requirements is expected to be expensive and time-consuming. If Varian Semiconductor fails to timely complete this evaluation, or if its independent registered public accounting firm cannot timely attest to its evaluation, Varian Semiconductor could be subject to regulatory scrutiny and a loss of public confidence in its internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm Varian Semiconductor’s operating results or cause Varian Semiconductor to fail to meet its reporting obligations, resulting in an adverse opinion from its independent registered public accounting firm.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

As a multinational company, Varian Semiconductor faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as Varian Semiconductor’s business practices evolve and could have a material adverse impact on Varian Semiconductor’s financial results. Historically, Varian Semiconductor’s primary exposures have resulted from non-U.S. dollar denominated sales in Asia and Europe. Varian Semiconductor does not enter into forward exchange contracts for trading purposes. Varian Semiconductor’s forward exchange contracts generally range from one to six months in original maturity. No forward exchange contract has an original maturity greater than one year.

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange gain was immaterial for the first quarter of fiscal year 2005.

Forward exchange contracts outstanding are summarized as follows (amounts in thousands):

	December 31, 2004			October 1, 2004
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Korean Won	$2,688	1,045.62	$2,684	$2,520	1,148.68	$2,520
New Taiwan Dollar	1,603	32.00	1,604	1,633	33.81	1,626
Japanese Yen	243	104.39	246	826	109.44	820
British Pound	148	0.52	148	125	0.56	126
Euro	73	0.74	73	—	—	—

Total foreign currency purchase contracts	$4,755		$4,755	$5,104		$5,092

Foreign currency sell contracts:
Korean Won	$7,841	1,049.40	$7,855	$6,467	1,155.45	$6,504
Japanese Yen	6,871	102.40	6,824	—	—	—
Euro	454	0.75	466	745	0.82	760
New Taiwan Dollar	135	31.82	134	477	33.96	477

Total foreign currency sell contracts	15,301		15,279	7,689		7,741

Total contracts	$20,056		$20,034	$12,793		$12,833

Varian Semiconductor also hedges currency exposures that are associated with certain of its product sales denominated in Japanese Yen. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these forward foreign exchange contracts are designated as hedges of anticipated product sales, and accordingly the gains and losses resulting from the impact of currency rate movements on these contracts are not recognized in income until the underlying hedged transactions are recognized. Upon recognition, such gains and losses are recorded in revenue as an adjustment to the carrying amount of the underlying transactions in the period in which these transactions are recognized. Should the hedged anticipated product sales not occur within two months of the expiration of the forward foreign exchange contract, any unrealized gain or loss would be recorded in other (loss) income. There were two forward foreign exchange contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at December 31, 2004 totaling $7.9 million. In addition, there was one forward foreign exchange purchase contract in the amount of $4.0 million offsetting one of the two forward sell contracts.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities. Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and short-term investments. Varian Semiconductor maintains cash investments primarily in commercial paper, investment-grade money market funds and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at December 31, 2004 and October 1, 2004 were $200.9 million and $212.8 million, respectively. At December 31, 2004 and October 1, 2004, Varian Semiconductor’s short-term investments were $222.7 million and $173.9 million, respectively and consisted primarily of U.S. Treasury and government agency securities, certificates of deposit and corporate bonds with ratings of AA or better that are available-for-sale with maturities of less than five years.

Commodity Price Risk

Varian Semiconductor is not exposed to material commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of Varian Semiconductor as of December 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the disclosure controls and procedures of Varian Semiconductor were (1) designed to ensure that material information relating to Varian Semiconductor, including its consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Varian Semiconductor in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is provided in Note 13. Commitments, Contingencies and Guarantees to the Unaudited Interim Consolidated Financial Statements under Part I, Item 1.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Date: February 9, 2005