Form 10-Q
period 2005-04-01
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2005-05-11
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

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

Shares of common stock outstanding at May 2, 2005: 36,814,644.

An index of exhibits filed with this Form 10-Q is located on page 31.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	April 1, 2005	October 1, 2004
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$186,767	$218,578
Short-term investments	249,983	173,891
Accounts receivable, net	107,964	123,749
Inventories	141,391	104,900
Deferred income taxes	27,740	27,691
Other current assets	19,964	32,938

Total current assets	733,809	681,747
Property, plant and equipment, net	59,290	52,344
Goodwill	12,280	12,280
Other assets	3,175	3,125

Total assets	$808,554	$749,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$715	$4,170
Accounts payable	48,500	33,980
Accrued expenses	45,243	53,234
Product warranty	8,239	7,841
Deferred revenue	62,814	54,509

Total current liabilities	165,511	153,734
Long-term accrued expenses	10,608	10,905
Deferred income taxes	4,615	4,615
Long-term debt	3,954	4,162

Total liabilities	184,688	173,416

Commitments, contingencies and guarantees (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 36,805,846 and 36,408,995 shares issued and outstanding at April 1, 2005 and October 1, 2004, respectively	368	364
Capital in excess of par value	345,312	331,701
Retained earnings	283,398	244,320
Deferred compensation	(3,285)	(149)
Accumulated other comprehensive loss	(1,927)	(156)

Total stockholders’ equity	623,866	576,080

Total liabilities and stockholders’ equity	$808,554	$749,496

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
	(Amounts in thousands, except per share data)
Revenue
Product	$116,044	$109,368	$223,132	$195,807
Service	21,287	16,260	40,682	29,570
Royalty	1,766	1,698	23,708	3,792

Total revenue	139,097	127,326	287,522	229,169

Cost of revenue
Product	68,870	60,058	127,774	110,505
Service	11,961	9,573	25,341	18,587

Total cost of revenue	80,831	69,631	153,115	129,092

Gross profit	58,266	57,695	134,407	100,077

Operating expenses
Research and development	19,077	16,958	37,730	33,223
Marketing, general and administrative	24,330	21,011	51,710	40,819
Restructuring	914	—	914	—

Total operating expenses	44,321	37,969	90,354	74,042

Operating income	13,945	19,726	44,053	26,035
Interest income	2,577	1,098	10,404	2,178
Interest expense	(173)	(194)	(395)	(418)
Other income (expense), net	(82)	(115)	2,737	(112)

Income before income taxes	16,267	20,515	56,799	27,683
Provision for income taxes	5,156	6,493	17,721	8,858

Net income	$11,111	$14,022	$39,078	$18,825

Weighted average shares outstanding - basic	36,601	36,135	36,529	35,819
Weighted average shares outstanding - diluted	37,347	37,103	37,269	36,907
Net income per share - basic	$0.30	$0.39	$1.07	$0.53
Net income per share - diluted	$0.30	$0.38	$1.05	$0.51

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Six Months Ended
	April 1, 2005	April 2, 2004
	(Amounts in thousands)
Cash flow from operating activities:
Net income	$39,078	$18,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,263	6,308
Tax benefit from stock options exercised and employee stock purchase plan	1,789	13,151
Deferred income taxes	(49)	(164)
Amortization of investment premiums	888	502
Stock-based compensation	2,914	—
Changes in assets and liabilities:
Accounts receivable	17,219	(41,252)
Inventories	(41,294)	(22,569)
Other current assets	12,974	(1,459)
Accounts payable	14,434	6,832
Accrued expenses	(9,314)	(892)
Product warranty	373	(952)
Deferred revenue	7,532	24,687
Other	(145)	(176)

Net cash provided by operating activities	52,662	2,841

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,419)	(8,000)
Proceeds from sales and maturities of short-term investments	35,125	7,104
Purchase of short-term investments	(113,589)	(59,326)

Net cash used in investing activities	(86,883)	(60,222)

Cash flows from financing activities:
Proceeds from the issuance of common stock	5,928	22,206
Borrowing (repayment) of notes payable	(3,716)	105
Repayment of long-term debt	(208)	(191)

Net cash provided by financing activities	2,004	22,120

Effects of exchange rates on cash	406	174

Net decrease in cash and cash equivalents	(31,811)	(35,087)
Cash and cash equivalents at beginning of period	218,578	310,481

Cash and cash equivalents at end of period	$186,767	$275,394

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

These unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual report on Form 10-K filed by Varian Semiconductor with the SEC on December 14, 2004 for the fiscal year ended October 1, 2004. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three and six month periods ended April 1, 2005 are not necessarily indicative of the results to be expected for a full year or for any other period.

Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation of the financial statements.

Note 2. Accounting for Stock-Based Compensation

Varian Semiconductor accounts for stock compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. If Varian Semiconductor had elected to recognize compensation cost based on the fair value of all stock awards at grant date as prescribed by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” the net income and net income per basic and diluted share for the three and six month periods ended April 1, 2005 and April 2, 2004 would have been reduced to the pro forma amounts shown below:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
	(Amounts in thousands, except per share amounts)
Net income as reported	$11,111	$14,022	$39,078	$18,825
Add: Compensation expense included in net income	130	—	2,011	—
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax benefit	(2,741)	(2,824)	(7,853)	(5,566)

Pro forma net income	$8,500	$11,198	$33,236	$13,259

Net income per share - basic, as reported	$0.30	$0.39	$1.07	$0.53
Net income per share - diluted, as reported	$0.30	$0.38	$1.05	$0.51

Pro forma net income per share:
Basic	$0.23	$0.31	$0.91	$0.37
Diluted	$0.23	$0.30	$0.89	$0.36

The $7.9 million in stock based compensation for the six month period ended April 1, 2005 includes $2.1 million resulting from the amendment to the definition of retirement in the Amended and Restated Omnibus Stock Plan by Varian Semiconductor’s Board of Directors on October 5, 2004 and the Retirement Agreement entered into on December 8, 2004 (see Note 11. Retirement Plans).

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Computation of Net Income Per Share

Basic net income per share is calculated based on net income and the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per share includes additional dilution from stock issuable pursuant to the exercise of stock options outstanding and restricted stock. For purposes of the diluted net income per share calculation, the additional shares issuable upon exercise of stock options and restricted stock are determined using the treasury stock method.

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
	(amounts in thousands, except per share data)
Numerator:
Net income	$11,111	$14,022	$39,078	$18,825

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	36,601	36,135	36,529	35,819
Effect of diluted securities:
Stock options and restricted stock	746	968	740	1,088

Denominator for diluted net income per share	37,347	37,103	37,269	36,907

Net income per share - basic	$0.30	$0.39	$1.07	$0.53
Net income per share - diluted	$0.30	$0.38	$1.05	$0.51

For the three and six month period ended April 1, 2005, options to purchase 894,641 and 905,740 common shares at a weighted average exercise price of $48.22 and $48.13, respectively (exercise prices that exceeded the market value of the underlying common stock) were excluded from the computation of diluted earnings per share. For the three and six month period ended April 2, 2004, options to purchase 653,986 and 652,433 common shares at a weighted average exercise price of $50.94 and $51.01, respectively (exercise prices that exceeded the market value of the underlying common stock) were excluded from the computation of diluted earnings per share.

As of April 1, 2005, Varian Semiconductor had outstanding options to purchase an aggregate of 5,371,456 shares of its common stock at a weighted average price of $30.69. Of these options, options to purchase an aggregate of 3,152,199 shares of its common stock at a weighted average price of $28.48 were exercisable.

Note 4. Cash, Cash Equivalents and Short-term Investments

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with a remaining maturity of three months or less at the time of acquisition to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at April 1, 2005 and October 1, 2004 were $178.9 million and $212.8 million, respectively. Short-term investments consist primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings AA or better with remaining maturity greater than three months at the time of acquisition. Varian Semiconductor manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet Varian Semiconductor’s current cash requirements.

Varian Semiconductor has the intent and ability, if necessary, to liquidate any of its investments in order to meet its liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of acquisition have been classified as short-term.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of April 1, 2005, a net unrealized loss on short-term investments of $1.9 million had been recorded as accumulated other comprehensive loss. As of October 1, 2004, a net unrealized loss on short-term investments of $0.2 million was recorded as accumulated other comprehensive loss.

Short-term investments by security type at April 1, 2005 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Bank certificates of deposit	$24,240	$—	$—	$24,240
U.S. Treasury and agency securities	137,656	42	(1,528)	136,170
Corporate bonds	90,014	73	(514)	89,573

	$251,910	$115	$(2,042)	$249,983

Short-term investments by security type at October 1, 2004 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Bank certificates of deposit	$24,753	$—	$—	$24,753
U.S. Treasury and agency securities	103,944	184	(320)	103,808
Corporate bonds	45,350	59	(79)	45,330

	$174,047	$243	$(399)	$173,891

The short-term investment maturities are as follows:

	April 1, 2005	October 1, 2004
	(Amounts in thousands)
Maturing within 1 year	$138,364	$92,603
Maturing between 1 year and 5 years	111,619	81,288

Total	$249,983	$173,891

Note 5. Accounts Receivable

Accounts receivable consist of the following:

	April 1, 2005	October 1, 2004
	(Amounts in thousands)
Billed receivables	$109,143	$125,137
Allowance for doubtful accounts	(1,179)	(1,388)

Accounts receivable, net	$107,964	$123,749

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

Note 6. Inventories

The components of inventories are as follows:

	April 1, 2005	October 1, 2004
	(Amounts in thousands)
Raw materials and parts	$60,149	$34,874
Work in process	28,997	33,674
Finished goods	52,245	36,352

Total inventories	$141,391	$104,900

Note 7. Accrued Expenses

The components of accrued expenses are as follows:

	April 1, 2005	October 1, 2004
	(Amounts in thousands)
Payroll and employee benefits	$22,263	$25,575
Estimated loss contingencies	2,805	5,100
Restructuring	764	87
Income taxes payable	15,097	16,562
Other	4,314	5,910

Total accrued expenses	$45,243	$53,234

Note 8. Deferred Revenue

The components of deferred revenue are as follows:

	April 1, 2005	October 1, 2004
	(Amounts in thousands)
Fully deferred tools and acceptance revenue	$42,286	$35,828
Extended warranties	9,862	7,906
Maintenance and service contracts	7,653	6,569
Other deferred revenue	3,013	4,206

Total deferred revenue	$62,814	$54,509

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Product warranty activity for the first six months of fiscal year 2005 was as follows:

Amount of Liability
(Amounts in thousands)
Balance as of October 1, 2004	$7,841
Accruals for warranties issued during the period	1,834
Increase to pre-existing warranties, net	492
Settlements made during the period	(2,077)

Balance as of December 31, 2004	8,090
Accruals for warranties issued during the period	2,551
Increase to pre-existing warranties, net	401
Settlements made during the period	(2,803)

Balance as of April 1, 2005	$8,239

Note 10. Long-Term Accrued Expenses

Long-term accrued expenses are comprised of accruals for post-employment liabilities and environmental costs not expected to be expended within the next year. The current portion is recorded within accrued expenses.

Note 11. Retirement Plans

On October 5, 2004, Varian Semiconductor’s Board of Directors amended the definition of retirement to mean (i) for non-employee directors, the voluntary cessation of service as a director after completion of at least three years of service as a director, (ii) for employees, other than executive officers as provided in clause (iii) below, the voluntary resignation from employment after completion of at least ten years of service as an employee and the attainment of age 55, and (iii) for executive officers, the voluntary resignation from employment after the attainment of a combined age and years of service as an employee of at least 65, a minimum age of 55, and completion of at least five years of service as an employee.

On December 8, 2004, Varian Semiconductor entered into a Retirement Agreement and General Release (the “Retirement Agreement”) with Ernest L. Godshalk, III pursuant to which Mr. Godshalk resigned from his position as a director and as President and Chief Operating Officer of Varian Semiconductor effective as of December 31, 2004 (the “Retirement Date”) due to retirement. As a result, approximately $3.5 million was due to Mr. Godshalk, and expensed in the first quarter of fiscal 2005, of which $2.5 million was a non-cash charge. For more information, please see Item 9B of Part II of the Annual Report on Form 10-K for the year ended October 1, 2004.

Note 12. Recent Accounting Pronouncements

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Jobs Act. As such, Varian Semiconductor is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Varian Semiconductor expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of additional guidance. At this time, the range of earnings that may be repatriated and the potential range of income tax effects of such repatriation cannot be reasonably estimated.

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

In November 2004, the FASB issued Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“FASB No. 151”). FASB No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Varian Semiconductor is in the process of evaluating the impact of FASB No. 151.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FASB No. 123(R)”). FASB No. 123(R) will require Varian Semiconductor to measure all stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of FASB No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. FASB No. 123(R), as issued, would have been effective beginning in Varian Semiconductor’s fourth quarter of fiscal year 2005. In April 2005, the SEC extended the effective date to fiscal years (rather than interim periods) beginning after June 15, 2005. Therefore, FASB No. 123(R) will be effective as of October 1, 2005 for Varian Semiconductor. The adoption of FASB No. 123(R) could have a material impact on Varian Semiconductor’s consolidated financial position, results of operations and cash flows. Varian Semiconductor is in the process of evaluating the impact of implementing FASB No. 123(R).

Note 13. Operating Segments and Geographic Information

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

During the second quarter of fiscal year 2005, revenue from two customers accounted for 23% and 11%, respectively, of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. During the second quarter of fiscal year 2004, revenue from two customers each accounted for 16% of Varian Semiconductor’s total revenue. During the first six months of fiscal year 2005, revenue from two customers accounted for 17% and 11%, respectively, of Varian Semiconductor’s total revenue. During the first six months of fiscal year 2004, revenue from one customer accounted for 18% of Varian Semiconductor’s total revenue.

As of April 1, 2005, two customers represented 16% and 12% of the total accounts receivable balance. As of October 1, 2004, two customers accounted for 15% and 12% of the total accounts receivable balance.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North America	Europe	Taiwan	Korea	Other	Consolidated
	(Amounts in thousands)
Revenue — Three months ended:
April 1, 2005	$26,294	$14,209	$18,784	$47,312	$32,498	$139,097
April 2, 2004	24,110	14,466	33,150	26,758	28,842	127,326

Revenue — Six months ended:
April 1, 2005	$83,726	$30,404	$37,110	$80,725	$55,557	$287,522
April 2, 2004	48,090	28,407	44,473	52,405	55,794	229,169

Property, plant and equipment, net as of:
April 1, 2005	$53,645	$380	$348	$4,281	$636	$59,290
October 1, 2004	46,807	426	353	4,062	696	52,344

The $18.9 million in non-recurring royalty revenue received from Applied Materials in the first quarter of fiscal year 2005 is included in the North America six month revenue in the table above.

Note 14. Commitments, Contingencies and Guarantees

Varian Semiconductor is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Varian Semiconductor.

As permitted under Delaware law, Varian Semiconductor has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at the request of Varian Semiconductor. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited; however, Varian Semiconductor has a Director and Officer insurance policy that limits its exposure and enables Varian Semiconductor to recover a portion of any future amounts paid. As a result of Varian Semiconductor’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of April 1, 2005.

Varian Semiconductor enters into indemnification agreements in the normal course of business. Pursuant to these agreements, Varian Semiconductor indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Varian Semiconductor’s customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to Varian Semiconductor’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited. Management believes the estimated fair value of these agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of April 1, 2005.

Varian Semiconductor also indemnifies certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Varian Semiconductor’s products and services or resulting from the acts or omissions of Varian Semiconductor, its employees, officers, authorized agents or subcontractors. Varian Semiconductor has general and umbrella insurance policies that limit its exposure under these indemnification obligations and guarantees. As a result of its insurance policy coverage, Varian Semiconductor believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of April 1, 2005.

Varian Semiconductor also enters into purchase order commitments in the normal course of business. As of April 1, 2005, Varian Semiconductor has approximately $57.0 million of purchase order commitments with various vendors.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.3 million in estimated environmental investigation and remediation costs for these sites and facilities as of April 1, 2005. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.5 million, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.3 million previously described.

As of April 1, 2005, Varian Semiconductor’s environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, totaled $5.8 million, of which $1.0 million is classified as current.

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

Varian Semiconductor evaluates its liability for environmental-related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies where Varian Semiconductor believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements with respect to these lawsuits in prior years. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of Varian Semiconductor’s past and future environmental-related expenditures. Varian Semiconductor therefore has a receivable of $1.1 million in other assets at April 1, 2005, as its portion of the insurance recoveries. Although VMS intends to aggressively pursue additional insurance recoveries, Varian Semiconductor has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

As part of the purchase of Varian Semiconductor’s facility located in Newburyport, Massachusetts, Varian Semiconductor has indemnified the lender for any violation of any local, state and federal laws pertaining to environmental regulations,

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

contamination or clean-up. Varian Semiconductor believes the estimated fair value of this indemnification is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for this agreement as of April 1, 2005.

Legal Proceedings

In September 2000, Varian Semiconductor and Applied Materials settled patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, Varian Semiconductor recorded a gain of $16.0 million ($10.8 million after taxes) relating to this litigation settlement. Varian Semiconductor maintained a provision of $2.7 million in current liabilities to cover any residual indemnification obligations described above. After evaluating all of the facts associated with this transaction, and consultation with counsel, management believes that Varian Semiconductor has no further liability with respect to the settlement. The statute of limitations on the indemnification obligations expired during the first quarter of fiscal year 2005. Consequently, the remaining estimated loss contingency was reversed during the first quarter of fiscal year 2005, and is included as a component of other income, net for the first quarter and the first six months of fiscal year 2005.

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

Note 15. Restructurings

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

No restructuring costs were recognized during fiscal year 2004 or the first three months of fiscal year 2005. In the second quarter of fiscal year 2005, $0.9 million of restructuring expense was recognized related to downsizing in Europe. These restructuring costs related to reductions in headcount and in facilities. During fiscal year 2003, Varian Semiconductor recognized approximately $1.4 million in restructuring costs. The restructuring costs related to a reduction in headcount of approximately 55 employees and were severance-related. The majority of the remaining restructuring reserve balance as of April 1, 2005 is expected to be paid during fiscal year 2005.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Below is a table summarizing the restructuring reserve activity in the first six months of fiscal year 2005:

	Reduction in Work Force	Facility Closures	Total
	(Amounts in thousands)
Balance as of September 27, 2002	$2,167	$602	$2,769
New charges	1,390	45	1,435
Cash payments	(3,293)	(529)	(3,822)

Balance as of October 3, 2003	264	118	382
Cash payments	(264)	(31)	(295)

Balance as of October 1, 2004	—	87	87
Cash Payments	—	(46)	(46)

Balance as of December 31, 2004	—	41	41
New charges	640	274	914
Cash payments	(109)	(82)	(191)

Balance as of April 1, 2005	$531	$233	$764

Note 16. Derivative Financial Instruments

Varian Semiconductor uses derivative instruments to protect its interests from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor continued its policy of hedging its current balance sheet re-measurement and certain foreign currency sales exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly by comparing the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in Other Comprehensive Income (“OCI”). Any measured ineffectiveness is included immediately in marketing, general and administrative expenses in the consolidated statements of operations. There has been no amount of ineffectiveness recognized during the three and six month periods ended April 1, 2005. OCI associated with hedges of sales denominated in foreign currencies are reclassified to revenue upon recognition in income of the underlying hedged exposure.

The following table summarizes OCI activity during the year:

Amount of Income
(Amounts in thousands)
Balance as of October 1, 2004	$—
Effective portion of cash flow hedging instruments	(352)
Reclassified to revenue	218

Balance as of December 31, 2004	(134)
Effective portion of cash flow hedging instruments	111
Reclassified to revenue	23

Balance as of April 1, 2005	$—

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 17. Comprehensive Income

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
	(Amounts in thousands)
Net income	$11,111	$14,022	$39,078	$18,825
Other comprehensive income:
Effective portion of cash flow hedging instruments	111	—	(241)	—
Reclassified to revenue	23	—	241	—
Unrealized gain (loss) on short-term investments	(1,038)	133	(1,771)	84

Comprehensive income	$10,207	$14,155	$37,307	$18,909

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Varian Semiconductor is a leading supplier of ion implantation equipment used in the fabrication of semiconductor chips. Varian Semiconductor designs, manufactures, markets and services semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the United States (“U.S.”), Europe and Asia Pacific. The VIISta® ion implanter products are designed to leverage single-wafer processing technology for the full range of semiconductor implant applications.

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

Varian Semiconductor’s business is cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depends on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. In fiscal 2001 and fiscal 2002, the semiconductor equipment manufacturers experienced a significant contraction in the demand for products due to the slowdown in economies worldwide, specifically the slowdown in technology sectors that utilize integrated circuits. In fiscal year 2003, Varian Semiconductor experienced an increase in business activity owing to a generally strengthening economy and increased demand for semiconductors. During fiscal year 2004 and the first half of fiscal year 2005, demand was strong for products in the semiconductor industry. However, visibility is still limited and thus, it is not known whether or not the industry will continue in its current pattern.

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

Service revenue includes revenue from maintenance and service contracts, extended warranties, paid service and installation services. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Extended warranties are deferred as deferred revenue and recognized ratably over the applicable warranty term. Revenue related to paid service is recorded when earned and revenue related to installation is recorded upon fulfillment of the service obligation and customer acceptance. It takes approximately three to six weeks for Varian Semiconductor technicians to complete the installation of Varian Semiconductor products and perform tests agreed to with customers. Certain customers formally document their acceptance of Varian Semiconductor’s products at this time. Other customers elect to perform additional internal testing prior to formal acceptance, and this process generally takes eight to twelve weeks. Royalty and license revenue is recognized when contractual obligations are met, and in the case of royalties, upon receipt of a royalty report from the customer, evidence of an arrangement exists, fees are fixed or determinable and collection is reasonably assured.

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

Inventory and Purchase Order Commitments

Varian Semiconductor values its inventory at the lower of cost or market. The determination of lower of cost or market requires that Varian Semiconductor make significant assumptions about future demand for products and the transition to new product offerings from legacy products. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. Varian Semiconductor also provides for losses on those open purchase order commitments in which Varian Semiconductor’s estimated obligation to receive inventory under these commitments exceeds expected production and field service demand. These assumptions include, but are not limited to, future manufacturing schedules, customer demand, supplier lead time and technological and market obsolescence. Once inventory is written down and a new cost basis has been established, it is not written back up if demand increases. If market conditions are less favorable than those projected by management, additional inventory provisions may be required. If market conditions are more favorable than those projected by management, and specific products previously written down are subsequently sold, gross profit would improve by the amount of the specific write down reversed in the quarter the inventory is sold. In the case of purchase order commitments, more favorable market conditions or successful negotiations with suppliers will result in a reduction of provisions in the quarter the excess purchase order commitments are reduced.

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

Valuation Allowance on Deferred Tax Assets and Income Tax Provision

Financial Accounting Standards Board (“FASB”) Statement No. 109, “Accounting for Income Taxes,” (“FASB No. 109”) requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. On a quarterly basis, Varian Semiconductor evaluates both the positive and negative evidence bearing upon the realizability of its deferred tax assets. Varian Semiconductor considers future taxable income, ongoing prudent and feasible tax planning strategies, and the ability to utilize tax losses and credits in assessing the need for a valuation allowance. A valuation allowance related to certain state tax credit carryforwards has been recorded. Management has concluded that it is more likely than not that these credits will not be utilized since historically the annual amount of state credits generated exceeds the amount of credits that can be used. Should Varian Semiconductor determine that it is not able to realize all or part of its other deferred tax assets in the future, a valuation allowance would be required resulting in an expense recorded within the provision for income taxes line in the Statement of Income in the period in which such determination was made. It is reasonably possible that the amount of the deferred tax asset considered realizable could be reduced in the near term if future taxable income is reduced. Varian Semiconductor’s effective tax rate is affected by levels of taxable income in domestic and foreign tax jurisdictions, U.S. tax credits generated and utilized for research and development expenditures, U.S. foreign income exclusion, investment tax credits and other tax incentives specific to domestic and foreign operations. In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service (“IRS”). The IRS is presently conducting an examination for the tax years 1999 through 2003 as part of its routine examinations of Varian Semiconductor’s income tax returns. The outcome of this examination cannot be determined at this time since fieldwork is still underway. Varian Semiconductor anticipates that the examination may be completed during fiscal year 2005. Once completed, the results of the examination are subject to review by the Joint Committee on Taxation. Varian Semiconductor estimates that this review will be completed early in fiscal year 2006. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution would result in a reduction to Varian Semiconductor’s effective tax rate in the quarter of resolution. Any additional impact on Varian Semiconductor’s liability for income taxes cannot presently be determined; however, Varian Semiconductor believes its accrued income tax liabilities are adequate.

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

Results of Operations

Revenue

The following table sets forth revenue by category for the three and six month periods ended April 1, 2005 and April 2, 2004:

	Fiscal Three Months Ended				Fiscal Six Months Ended
	April 1, 2005	April 2, 2004	Change	Percent Change	April 1, 2005	April 2, 2004	Change	Percent Change
	(Amounts in thousands)				(Amounts in thousands)
Revenue
Product	$116,044	$109,368	$6,676	6%	$223,132	$195,807	$27,325	14%
Service	21,287	16,260	5,027	31%	40,682	29,570	11,112	38%
Royalty and license	1,766	1,698	68	4%	23,708	3,792	19,916	525%

Revenue	$139,097	$127,326	$11,771	9%	$287,522	$229,169	$58,353	25%

Product

During the second quarter and first six months of fiscal year 2005, product revenue was $116.0 million and $223.1 million, respectively, compared to $109.4 million and $195.8 million for the same periods a year ago. For the second quarter and first six months of fiscal year 2005, product volume remained relatively consistent with the same periods in fiscal year 2004. However, the mix of products was more heavily weighted towards VIISta™ products as opposed to legacy products, which have higher average selling prices. Additionally, parts and upgrade volume increased, which led to increased revenue in the first six months of fiscal year 2005 as compared to the same period in 2004.

Service

Service revenue during the second quarter of fiscal year 2005 was $21.3 million, compared to $16.3 million for the same period a year ago. Service revenue for the first six months of fiscal year 2005 was $40.7 million, compared to $29.6 million for the same period of fiscal year 2004. The increase is a result of increased volume of shipments during the third and fourth quarters of fiscal year 2004, which led to higher installation revenue in the first six months of fiscal year 2005.

Royalty

As a result of an arbitration panel ruling in the second phase of the arbitration between Varian Semiconductor and Applied Materials, Inc. (“Applied Materials”), Varian Semiconductor received $24.6 million during the first quarter of fiscal year 2005 for past due royalties and interest. Of the $24.6 million, $18.9 million was included in royalty revenue and $5.7 million in interest income in the first quarter of fiscal year 2005. Applied Materials is also required to make quarterly unit-based royalty payments to Varian Semiconductor on future sales of certain products found to be within the scope of the patent license agreement (the “Agreement”) through expiration of the Agreement in March 2007.

Pursuant to the terms of a Settlement and License Agreement between Varian Semiconductor and Lam Research Corporation (“Lam”), Lam made its last quarterly cash payment of $1.25 million in December 2004. Lam was required to make quarterly cash payments of $1.25 million through December 2004 for use of certain Varian Semiconductor patents.

Customers

During the second quarter of fiscal year 2005, revenue from two customers accounted for 23% and 11%, respectively, of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. During the second quarter of fiscal year 2004, revenue from two customers each accounted for 16% of Varian Semiconductor’s total revenue. During the first six months of fiscal year 2005, revenue from two customers accounted for 17% and 11%, respectively, of Varian Semiconductor’s total revenue. During the first six months of fiscal year 2004, revenue from one customer accounted for 18% of Varian Semiconductor’s total revenue.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given period (see also “Risk Factors” and “Critical Accounting Policies - Revenue Recognition”).

Cost of Product and Service Revenue. Cost of product revenue was $68.9 million and gross margin was 40.7% for the second quarter of fiscal year 2005, compared to the cost of product revenue of $60.1 million and gross margin of 45.1% for the second quarter of fiscal year 2004. For the first six months of fiscal year 2005, the cost of product revenue was $127.8 million and gross margin was 42.7%, compared to the cost of product revenue of $110.5 million and gross margin of 43.6% for the first six months of fiscal year 2004. The decrease in gross margin is due to a relative decrease in the mix of revenue recognized upon acceptance of products in the second quarter of fiscal year 2005. Additionally, Varian Semiconductor has experienced increased costs associated with its field support operations and a related increase in levels of field inventory to support the growing base of installed products.

Cost of service revenue was $12.0 million and gross margin was 43.8% for the second quarter of fiscal year 2005, compared to a cost of service revenue of $9.6 million and gross margin of 41.1% for the second quarter of fiscal year 2004. For the first six months of fiscal year 2005, the cost of service revenue was $25.3 million and gross margin was 37.7%, compared to the cost of service revenue of $18.6 million and gross margin of 37.1% for the first six months of fiscal year 2004. Service gross margin increased slightly due to the timing and mix of completed installations.

Research and Development. Research and development expenses were $19.1 million for the second quarter of fiscal year 2005, compared to $17.0 million for the second quarter of fiscal year 2004. For the first six months of fiscal year 2005, research and development expenses were $37.7 million, compared to $33.2 million for the same period in fiscal year 2004. The quarterly and six month increases were a result of increased labor and material spending associated with the development of new products, particularly high current implanters.

Marketing, General and Administrative. Marketing, general and administrative expenses were $24.3 million for the second quarter of fiscal year 2005, compared to $21.0 million in the second quarter of fiscal year 2004. For the first six months of fiscal year 2005, marketing, general and administrative expenses were $51.7 million, compared to $40.8 million for the same period in fiscal year 2004. The increase in the second quarter of fiscal year 2005 was principally due to expenses associated with increased business activity, including increased cost demonstrating the capabilities of Varian Semiconductor’s latest generation of products, and higher costs related to headcount, travel and variable compensation plans. Sarbanes-Oxley compliance expenses also added to the increase for both the second quarter and first six months of fiscal year 2005.

The first quarter of fiscal year 2005 included a $3.5 million charge associated with the retirement of the President and Chief Operating Officer of Varian Semiconductor effective as of December 31, 2004. For more information, please see Item 9B of Part II of Varian Semiconductor’s Annual Report on Form 10-K for the year ended October 1, 2004.

Restructuring In the second quarter of fiscal year 2005, $0.9 million of restructuring expense was recognized related to downsizing in Europe. These restructuring costs related to reductions in headcount and in facilities.

Interest Income and Interest Expense. During the second quarter of fiscal year 2005, Varian Semiconductor earned $2.4 million in net interest income, compared to $0.9 million for the second quarter of fiscal year 2004. For the first six months of fiscal year 2005, Varian Semiconductor earned $10.0 million in interest income, compared to $1.8 million earned in the first six months of fiscal year 2004. Interest income in the first six months of fiscal year 2005 included $5.7 million related to past due royalties from Applied Materials as a result of an arbitration ruling (see also Royalty). The remaining increase is due to higher cash balances and rates, along with an increased proportion of investments compared to the total cash and investments balance.

Other Income (Expense), Net. Other income (expense), net, was $0.1 million in expense and $2.7 million in income for the three and six month periods ended April 1, 2005, respectively. This is compared to other expenses of $0.1 million for both the three and six month periods ended April 2, 2004, respectively. In the first six months of fiscal year 2005 other income included $2.7 million for the reduction of an estimated loss contingency that had been established to cover any residual indemnification obligations related to patent infringement and antitrust litigation. After evaluating all of the facts associated with this transaction, and consultation with counsel, management believes that Varian Semiconductor has no further liability with respect to the settlement. The statute of limitations on the indemnification obligations expired during the first quarter of fiscal year 2005 (See Note 14. Commitments, Contingencies and Guarantees in the Notes to the Unaudited Interim Consolidated Financial Statements).

Provision for Income Taxes. Varian Semiconductor’s effective income tax rate was 31.2% for the six month period ended April 1, 2005 and 32% for the same period ended April 2, 2004. The decrease in the effective rate is due to the increased benefit we expect to receive from higher levels of research and development spending and foreign sales. The rate is lower than the U.S. federal statutory rate principally due to credits and lower-taxed foreign income. Future tax rates may vary from the historic rates depending on the worldwide composition of earnings and the continuing availability of income tax credits as well as the potential resolution of tax contingencies. On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Jobs Act. As such, Varian Semiconductor is not yet in a position to decide whether, or to what extent, Varian Semiconductor might repatriate foreign earnings that have not yet been remitted to the U.S. Varian Semiconductor expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of additional guidance. At this time, the range of earnings that may be repatriated and the potential range of income tax effects of such repatriation cannot be reasonably estimated.

The Jobs Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (the “ETI”) for foreign sales. This provision is effective for transactions entered into after April 1, 2005. Varian Semiconductor expects the net effect of the phase-out of the ETI to result in an increase in the effective tax rate for fiscal year 2005 of less than one percentage point, based on current earnings levels.

In addition, the Jobs Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. This provision will become effective for Varian Semiconductor in fiscal year 2006.

Net Income. As a result of the foregoing factors, in the second quarter and first six months of fiscal year 2005, Varian Semiconductor recorded net income of $11.1 million and $39.1 million, respectively, compared to net income of $14.0 million and $18.8 million for the same respective periods of fiscal year 2004. The net income per diluted share was $0.30 for the second quarter of fiscal year 2005, compared to net income per diluted share of $0.38 for the second quarter of fiscal year 2004. For the first six months of fiscal year 2005, the net income per diluted share was $1.05, compared to net income per diluted share of $0.51 for the same period of fiscal year 2004.

Liquidity and Capital Resources

Varian Semiconductor generated $52.7 million of cash from operations during the first six months of fiscal year 2005, compared to $2.8 million of cash generated from operations during the first six months of fiscal year 2004. Cash provided by operations in the first six months of fiscal year 2005 was primarily a result of net income of $39.1 million, an increase in accounts payable of $14.4 million, and decreases in accounts receivable and other current assets of $17.2 million and $13.0 million, respectively. These increases were partially offset by a $41.3 million increase in inventories and a $9.3 million decrease in accrued expenses. The increase in inventories and the related increase in accounts payable is attributable to a higher anticipated shipments for the third quarter of fiscal year 2005. The decrease in accounts receivable is related to a large portion of receivables coming due during the first part of the second quarter of fiscal year 2005. The decrease in other current assets and accrued expenses is primarily related to the receipt of tax refunds and the remittance of estimated income tax payments. Cash provided by operations in the first six months of fiscal year 2004 was primarily a result of net income of $18.8 million and increases in deferred revenue of $24.7 million and accounts payable of $6.8 million, and tax benefits from stock option exercises of $13.2 million. These changes were partially offset by increases in accounts receivable of $41.3 million and inventories of $22.6 million.

Varian Semiconductor used $113.6 million of cash and cash equivalents for the purchase of short-term investments during the first six months of fiscal year 2005, and $8.4 million of cash and cash equivalents for the purchase of property, plant and equipment during the same period. These outflows were partially offset by proceeds from sales and maturities of short-term investments of $35.1 million during the period. In the first six months of fiscal year 2004, Varian Semiconductor used $59.3 million of cash and cash equivalents for the purchase of short-term investments, and $8.0 million of cash and cash equivalents for the purchase of property, plant and equipment. These were partially offset by proceeds from sales and maturities of short-term investments of $7.1 million during the first six months of fiscal year 2004.

During the first six months of fiscal year 2005, Varian Semiconductor generated $2.0 million of cash from financing activities, primarily due to $5.9 million from the issuance of common stock, offset by $3.9 million in repayments on short- and long-term borrowings. During the first six months of fiscal year 2004, Varian Semiconductor generated $22.1 million of cash from financing activities, primarily due to $22.2 million from the issuance of common stock upon the exercise of stock options and under the employee stock purchase plan, offset by repayments on short- and long-term borrowings.

During the first quarter of fiscal year 2005, Varian Semiconductor’s Board of Directors authorized the repurchase of up to 3.5 million shares of Varian Semiconductor’s common stock from time to time on the open market. Varian Semiconductor has not repurchased any stock to date.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash, cash equivalents and short-term investments of $436.8 million at April 1, 2005 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments, environmental contingencies and cash requirements for the foreseeable future.

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

Contractual Obligations

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of income. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of April 1, 2005 have not been included in the consolidated balance sheets and statements of income included under Item 1. Consolidated Financial Statements; however, they have been disclosed in the following table in order to provide a more accurate picture of Varian Semiconductor’s financial position and liquidity.

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years
		(Amounts in thousands)
Operating leases	$2,807	$1,828	$979
Purchase order commitments	57,009	57,009	—

Total commitments	$59,816	$58,837	$979

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc. (“VAI”), now known as Varian Medical Systems, Inc. (“VMS”) (See Note 14. Commitments, Contingencies and Guarantees in the Notes to the Unaudited Interim Consolidated Financial Statements). On April 2, 1999, VAI contributed its Semiconductor Equipment Business (“SEB”) to Varian Semiconductor, then distributed to the holders of record of VAI common stock one share of common stock of Varian Semiconductor for each share of VAI common stock owned on March 24, 1999. At the same time, VAI contributed its Instruments Business (“IB”) to Varian, Inc. (“VI”) and distributed to the holders of record of VAI common stock one share of common stock of IB for each share of VAI common stock owned on March 24, 1999. VAI retained its Health Care Systems business and changed its name to VMS effective as of April 2, 1999. These transactions were accomplished under the terms of a Distribution Agreement by and among Varian Semiconductor, VAI, hereafter referred to as VMS for periods following the spin-off and VI (the “Distribution Agreement”). For purposes of providing an orderly transition and to define certain ongoing relationships between and among Varian Semiconductor, VMS and VI after the spin-off Varian Semiconductor, VMS and VI also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement (collectively, the “Distribution Related Agreements”).

The Distribution Related Agreements provide that from and after the spin-off, VMS, VI, and Varian Semiconductor will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VMS and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VMS, VI, and Varian Semiconductor. The Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll and pension liabilities) in accordance with their terms. During fiscal years 2004, 2003 and 2002, Varian Semiconductor was charged $1.6 million, $1.4 million, and $4.0 million, respectively, by VMS in settlement of these obligations. During the first six months of fiscal year 2005, Varian Semiconductor was charged by VMS $0.7 million in settlement of these obligations. During the first six months of fiscal year 2004, Varian Semiconductor was charged by VMS $0.9 million in settlement of these obligations.

Recent Accounting Pronouncements

On October 22, 2004, the President signed the Jobs Act. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Jobs Act. As such, Varian Semiconductor is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Varian Semiconductor expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of additional guidance. At this time, the range of earnings that may be repatriated and the potential range of income tax effects of such repatriation cannot be reasonably estimated.

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

The Jobs Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (the “ETI”) for foreign sales. This provision is effective for transactions entered into after April 1, 2005. Varian Semiconductor expects the net effect of the phase-out of the ETI to result in an increase in the effective tax rate for fiscal year 2005 of less than one percentage point, based on current earnings levels.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“FASB No. 151”). FASB No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Varian Semiconductor is in the process of evaluating the impact of FASB No. 151.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“FASB No. 123(R)”). FASB No. 123(R) will require Varian Semiconductor to measure all stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of FASB No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. FASB No. 123(R), as issued, would have been effective beginning in Varian Semiconductor’s fourth quarter of fiscal year 2005. In April 2005, the SEC extended the effective date to fiscal years (rather than interim periods) beginning after June 15, 2005. Therefore, FASB No. 123(R) will be effective as of October 1, 2005 for Varian Semiconductor. The adoption of FASB No. 123(R) could have a material impact on Varian Semiconductor’s consolidated financial position, results of operations and cash flows. Varian Semiconductor is in the process of evaluating the impact of implementing FASB No. 123(R).

Risk Factors

The semiconductor industry is cyclical, and a slowdown in demand for Varian Semiconductor’s semiconductor manufacturing equipment could negatively affect financial results.

The semiconductor industry historically has been cyclical in nature and has experienced periodic downturns. The industry is currently experiencing volatility in product pricing and in product demand. Volatility may result in significant reductions and delays in the purchase of semiconductor manufacturing equipment and the construction of new fabrication facilities. Even though Varian Semiconductor’s revenues fluctuate significantly from period to period, in order to remain competitive, Varian

Semiconductor continues to invest in research and development to maintain its worldwide customer service and support capability. These investments in the business may adversely affect Varian Semiconductor’s financial results.

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

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange loss was immaterial for the first six months of fiscal year 2005.

Forward exchange contracts outstanding are summarized as follows (amounts in thousands):

	April 1, 2005			October 1, 2004
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Euro	$1,769	0.77	$1,754	$—	—	$—
New Taiwan Dollar	1,134	30.88	1,106	1,633	33.81	1,626
Korean Won	903	1,012.56	898	2,520	1,148.68	2,520
British Pound	234	0.53	232	125	0.56	126
Japanese Yen	130	104.71	127	826	109.44	820

Total foreign currency purchase contracts	$4,170		$4,117	$5,104		$5,092

Foreign currency sell contracts:
Japanese Yen	$13,709	104.66	$13,381	$—	—	$—
Korean Won	4,177	1,010.88	4,147	6,467	1,155.45	6,504
New Taiwan Dollar	987	31.21	973	477	33.96	477
Israeli Shekel	236	4.35	235	—	—	—
Euro	—	—	—	745	0.82	760

Total foreign currency sell contracts	19,109		18,736	7,689		7,741

Total contracts	$23,279		$22,853	$12,793		$12,833

Varian Semiconductor also hedges currency exposures that are associated with certain of its product sales denominated in Japanese Yen. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these forward foreign exchange contracts are designated as hedges of anticipated product sales, and accordingly the gains and losses resulting from the impact of currency rate movements on these contracts are not recognized in income until the underlying hedged transactions are recognized. Upon recognition, such gains and losses are recorded in revenue as an adjustment to the carrying amount of the underlying transactions in the period in which these transactions are recognized. Should the hedged anticipated product sales not occur within two months of the expiration of the forward foreign exchange contract, any unrealized gain or loss would be recorded in other (loss) income. There was one forward foreign exchange contract designated as a hedge of anticipated product sales in Japanese Yen outstanding at April 1, 2005 totaling $4.0 million. In addition, there was one forward foreign exchange purchase contract in the amount of $4.1 million offsetting the forward sell contract.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities. Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and short-term investments. Varian Semiconductor maintains cash investments primarily in commercial paper, investment-grade money market funds and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at April 1, 2005 and October 1, 2004 were $178.9 million and $212.8 million, respectively. At April 1, 2005 and October 1, 2004, Varian Semiconductor’s

short-term investments were $250.0 million and $173.9 million, respectively and consisted primarily of U.S. Treasury and government agency securities, certificates of deposit and corporate bonds with ratings of AA or better that are available-for-sale with maturities of less than five years.

Commodity Price Risk

Varian Semiconductor is not exposed to material commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of April 1, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of April 1, 2005, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 1, 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required by this Item is provided in Note 14. Commitments, Contingencies and Guarantees to the Unaudited Interim Consolidated Financial Statements under Part I, Item 1 and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were submitted to a vote of the stockholders at the 2005 Annual Meeting of Stockholders of Varian Semiconductor held on February 24, 2005: (1) the election of two Class III Directors for the ensuing three years; (2) the approval of an amendment to the Omnibus Stock Plan to increase the number of shares of our common stock reserved for issuance under the plan by 1,600,000 shares; (3) the approval of an amendment to the Omnibus Stock Plan to increase the number of shares of our common stock available for grant pursuant to stock appreciation rights, restricted stock, performance units and performance shares by 300,000 shares; (4) the approval of an amendment to the Omnibus Stock Plan to provide that the term of an option may not be longer than eight years from the applicable date of grant; (5) the approval of an amendment to the Omnibus Stock Plan to provide that each non-employee director receives a non-qualified stock option grant to purchase 12,000 shares of our common stock on the date of appointment or initial election, and each non-employee director also receives annually a non-qualified option grant to purchase 6,000 shares of our common stock; and (6) the ratification of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending September 30, 2005. The number of shares of common stock eligible to vote as of the record date of December 29, 2004 was 36,504,848 shares. Each of these matters was approved by the requisite vote of the stockholders. Set forth below is the number of votes cast for, against, or withheld.

Proposal 1 – To elect two Class III Directors for the ensuing three years.

	For	Against	Withheld
Richard A. Aurelio	33,234,888	—	1,373,406
Elizabeth E. Tallett	30,878,721	—	3,729,573

Proposal 2 – To approve an amendment to the Omnibus Stock Plan to increase the number of shares of our common stock reserved for issuance under the plan by 1,600,000 shares.

For	Against	Withheld
25,412,537	5,405,585	43,431

Proposal 3 – To approve an amendment to the Omnibus Stock Plan to increase the number of shares of our common stock available for grant pursuant to stock appreciation rights, restricted stock, performance units and performance shares by 300,000 shares.

For	Against	Withheld
28,848,689	2,565,851	47,013

Proposal 4 – To approve an amendment to the Omnibus Stock Plan to provide that the term of an option may not be longer than eight years from the applicable date of grant.

For	Against	Withheld
29,358,762	1,456,513	46,278

Proposal 5 – To approve an amendment to the Omnibus Stock Plan to provide that each non-employee director receives a non-

qualified stock option grant to purchase 12,000 shares of our common stock on the date of appointment or initial election, and each non-employee director also receives annually a non-qualified option grant to purchase 6,000 shares of our common stock.

For	Against	Withheld
28,066,609	2,734,529	60,415

Proposal 6 – To ratify the selection of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending September 30, 2005.

For	Against	Withheld
33,287,313	1,292,720	28,261

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 11, 2005