Form 10-Q
period 2005-07-01
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2005-08-05
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

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

Shares of common stock outstanding at August 1, 2005: 37,199,150.

An index of exhibits filed with this Form 10-Q is located on page 31.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	July 1, 2005	October 1, 2004
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$189,272	$218,578
Short-term investments	247,121	173,891
Accounts receivable, net	134,140	123,749
Inventories	140,280	104,900
Deferred income taxes	28,177	27,691
Other current assets	23,084	32,938

Total current assets	762,074	681,747

Property, plant and equipment, net	60,418	52,344
Goodwill	12,280	12,280
Other assets	3,041	3,125

Total assets	$837,813	$749,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Notes payable and current portion of long-term debt	$416	$4,016
Accounts payable	38,241	34,134
Accrued expenses	53,019	53,234
Product warranty	8,722	7,841
Deferred revenue	64,482	54,509

Total current liabilities	164,880	153,734

Long-term accrued expenses	10,622	10,905
Deferred income taxes	6,216	4,615
Long-term debt	3,846	4,162

Total liabilities	185,564	173,416

Commitments, contingencies and guarantees (Note 14)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 37,070,263 and 36,408,995 shares issued and outstanding at July 1, 2005 and October 1, 2004, respectively	371	364
Capital in excess of par value	352,511	331,701
Retained earnings	302,698	244,320
Deferred compensation	(3,066)	(149)
Accumulated other comprehensive loss	(265)	(156)

Total stockholders’ equity	652,249	576,080

Total liabilities and stockholders’ equity	$837,813	$749,496

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
	(Amounts in thousands, except per share data)
Revenue
Product	$144,227	$127,059	$367,359	$322,866
Service	19,902	16,727	60,584	46,297
Royalty	2,561	2,349	26,269	6,141

Total revenue	166,690	146,135	454,212	375,304

Cost of revenue
Product	84,176	68,372	211,950	178,877
Service	12,057	10,813	37,398	29,400

Total cost of revenue	96,233	79,185	249,348	208,277

Gross profit	70,457	66,950	204,864	167,027

Operating expenses
Research and development	19,351	17,497	57,081	50,720
Marketing, general and administrative	26,243	21,737	77,953	62,556
Restructuring	—	—	914	—

Total operating expenses	45,594	39,234	135,948	113,276

Operating income	24,863	27,716	68,916	53,751
Interest income	3,026	1,285	13,430	3,463
Interest expense	(100)	(275)	(495)	(693)
Other income (expense), net	17	(386)	2,754	(498)

Income before income taxes	27,806	28,340	84,605	56,023
Provision for income taxes	8,506	9,069	26,227	17,927

Net income	$19,300	$19,271	$58,378	$38,096

Weighted average shares outstanding—basic	36,798	36,314	36,619	35,984
Weighted average shares outstanding—diluted	37,597	37,054	37,376	36,963
Net income per share—basic	$0.52	$0.53	$1.59	$1.06
Net income per share—diluted	$0.51	$0.52	$1.56	$1.03

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Nine Months Ended
	July 1, 2005	July 2, 2004
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$58,378	$38,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,513	9,723
Tax benefit from stock options exercised and employee stock purchase plan	3,424	13,668
Deferred income taxes	1,115	(235)
Amortization of investment premiums	1,343	770
Stock-based compensation	3,581	—
Changes in assets and liabilities:
Accounts receivable	(10,255)	(37,345)
Inventories	(42,415)	(39,339)
Other current assets	9,854	3,732
Accounts payable	3,995	13,389
Accrued expenses	112	4,814
Product warranty	887	(480)
Deferred revenue	9,860	25,278
Other	(142)	214

Net cash provided by operating activities	49,250	32,285

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,633)	(7,131)
Proceeds from sales and maturities of short-term investments	96,853	23,126
Purchase of short-term investments	(172,218)	(150,472)

Net cash used in investing activities	(85,998)	(134,477)

Cash flows from financing activities:
Proceeds from the issuance of common stock	11,047	25,275
Repayment of notes payable	(3,768)	(1,654)
Repayment of long-term debt	(316)	(289)

Net cash provided by financing activities	6,963	23,332

Effects of exchange rates on cash	479	(2)

Net decrease in cash and cash equivalents	(29,306)	(78,862)
Cash and cash equivalents at beginning of period	218,578	310,481

Cash and cash equivalents at end of period	$189,272	$231,619

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

These unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual report on Form 10-K filed by Varian Semiconductor with the SEC on December 14, 2004 for the fiscal year ended October 1, 2004. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three and nine month periods ended July 1, 2005 are not necessarily indicative of the results to be expected for a full year or for any other period.

Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation of the financial statements.

Note 2. Accounting for Stock-Based Compensation

Varian Semiconductor accounts for stock compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. If Varian Semiconductor had elected to recognize compensation cost based on the fair value of all stock awards at grant date as prescribed by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” the net income and net income per basic and diluted share for the three and nine month periods ended July 1, 2005 and July 2, 2004 would have been reduced to the pro forma amounts shown below:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
	(Amounts in thousands, except per share amounts)
Net income as reported	$19,300	$19,271	$58,378	$38,096
Add: Compensation expense included in net income	477	10	2,487	10
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax benefit	(2,416)	(2,067)	(10,268)	(7,633)

Pro forma net income	$17,361	$17,214	$50,597	$30,473

Net income per share—basic, as reported	$0.52	$0.53	$1.59	$1.06
Net income per share—diluted, as reported	$0.51	$0.52	$1.56	$1.03

Pro forma net income per share:
Basic	$0.47	$0.47	$1.38	$0.85
Diluted	$0.46	$0.46	$1.35	$0.82

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The $10.3 million in stock based compensation for the nine month period ended July 1, 2005 includes $2.1 million resulting from the amendment to the definition of retirement in the Amended and Restated Omnibus Stock Plan by Varian Semiconductor’s Board of Directors on October 5, 2004 and the Retirement Agreement entered into on December 8, 2004 (see Note 11. Retirement Plans).

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

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
	(amounts in thousands, except per share data)
Numerator:
Net income	$19,300	$19,271	$58,378	$38,096

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	36,798	36,314	36,619	35,984
Effect of dilutive securities:
Stock options and restricted stock	799	740	757	979

Denominator for diluted net income per share	37,597	37,054	37,376	36,963

Net income per share—basic	$0.52	$0.53	$1.59	$1.06
Net income per share—diluted	$0.51	$0.52	$1.56	$1.03

For the three and nine month periods ended July 1, 2005, options to purchase 883,930 and 885,443 common shares at a weighted average exercise price of $48.22 and $48.33, respectively (exercise prices that exceeded the market value of the underlying common stock) were excluded from the computation of diluted earnings per share. For the three and nine month periods ended July 2, 2004, options to purchase 906,738 and 821,733 common shares at a weighted average exercise price of $48.51 and $49.36, respectively (exercise prices that exceeded the market value of the underlying common stock) were excluded from the computation of diluted earnings per share.

As of July 1, 2005, Varian Semiconductor had outstanding options to purchase an aggregate of 5,168,924 shares of its common stock at a weighted average price of $31.29. Of these options, options to purchase an aggregate of 3,099,487 shares of its common stock at a weighted average price of $29.54 were exercisable.

Note 4. Cash, Cash Equivalents and Short-term Investments

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with a remaining maturity of three months or less at the time of acquisition to be cash and cash equivalents. The

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at July 1, 2005 and October 1, 2004 were $182.5 million and $212.8 million, respectively. Short-term investments consist primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings AA or better with remaining maturity greater than three months at the time of acquisition. Varian Semiconductor manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet Varian Semiconductor’s current cash requirements.

Varian Semiconductor has the intent and ability, if necessary, to liquidate any of its investments in order to meet its liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of acquisition have been classified as short-term.

As of July 1, 2005, a net unrealized loss on short-term investments of $1.4 million had been recorded as accumulated other comprehensive loss. As of October 1, 2004, a net unrealized loss on short-term investments of $0.2 million was recorded as accumulated other comprehensive loss.

Short-term investments by security type at July 1, 2005 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Bank certificates of deposit	$24,154	$—	$—	$24,154
U.S. Treasury and agency securities	139,022	120	(1,154)	137,988
Corporate bonds	85,344	68	(433)	84,979

	$248,520	$188	$(1,587)	$247,121

Short-term investments by security type at October 1, 2004 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Bank certificates of deposit	$24,753	$—	$—	$24,753
U.S. Treasury and agency securities	103,944	184	(320)	103,808
Corporate bonds	45,350	59	(79)	45,330

	$174,047	$243	$(399)	$173,891

The short-term investment maturities are as follows:

	July 1, 2005	October 1, 2004
	(Amounts in thousands)
Maturing within 1 year	$139,689	$92,603
Maturing between 1 year and 5 years	107,432	81,288

Total	$247,121	$173,891

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Accounts Receivable

Accounts receivable consist of the following:

	July 1, 2005	October 1, 2004
	(Amounts in thousands)
Billed receivables	$135,031	$125,137
Allowance for doubtful accounts	(891)	(1,388)

Accounts receivable, net	$134,140	$123,749

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

Note 6. Inventories

The components of inventories are as follows:

	July 1, 2005	October 1, 2004
	(Amounts in thousands)
Raw materials and parts	$60,966	$34,874
Work in process	29,211	33,674
Finished goods	50,103	36,352

Total inventories	$140,280	$104,900

Note 7. Accrued Expenses

The components of accrued expenses are as follows:

	July 1, 2005	October 1, 2004
	(Amounts in thousands)
Payroll and employee benefits	$28,343	$25,575
Estimated loss contingencies	2,958	5,100
Restructuring	521	87
Income taxes payable	15,801	16,562
Other	5,396	5,910

Total accrued expenses	$53,019	$53,234

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Deferred Revenue

The components of deferred revenue are as follows:

	July 1, 2005	October 1, 2004
	(Amounts in thousands)
Fully deferred tools and acceptance revenue	$44,391	$35,828
Extended warranties	10,399	7,906
Maintenance and service contracts	7,686	6,569
Other deferred revenue	2,006	4,206

Total deferred revenue	$64,482	$54,509

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

Product warranty activity for the first nine months of fiscal year 2005 was as follows:

Amount of Liability
(Amounts in thousands)
Balance as of October 1, 2004	$7,841
Accruals for warranties issued during the period	1,834
Increase to pre-existing warranties, net	492
Settlements made during the period	(2,077)

Balance as of December 31, 2004	8,090
Accruals for warranties issued during the period	2,551
Increase to pre-existing warranties, net	401
Settlements made during the period	(2,803)

Balance as of April 1, 2005	8,239
Accruals for warranties issued during the period	3,211
Increase to pre-existing warranties, net	28
Settlements made during the period	(2,756)

Balance as of July 1, 2005	$8,722

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

Note 12. Recent Accounting Pronouncements

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled corporations. Varian Semiconductor may elect to apply this provision to qualifying earnings repatriations in either fiscal year 2005 or 2006. The maximum possible amount that the company is currently considering eligible for repatriation is $14 million. Varian Semiconductor continues to evaluate the effects of the repatriation provision. At this time, the potential range of income tax effects of such repatriation cannot be reasonably estimated.

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

In November 2004, the FASB issued Statement No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (“FASB No. 151”). FASB No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(spoilage) should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Varian Semiconductor does not believe that the adoption of FASB No. 151 will have a material impact on its financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FASB No. 123(R)”). FASB No. 123(R) will require Varian Semiconductor to measure all stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of FASB No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In April 2005, the SEC extended the effective date for FASB No. 123(R) to fiscal years (rather than interim periods) beginning after June 15, 2005. Therefore, FASB No. 123(R) will be effective as of October 1, 2005 for Varian Semiconductor. The adoption of FASB No. 123(R) will have a material impact on Varian Semiconductor’s consolidated financial position, results of operations and cash flows. Varian Semiconductor is in the process of evaluating the impact of implementing FASB No. 123(R).

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), which expresses the staff’s views on issues related to the implementation of FASB No. 123(R). The guidance offered in SAB 107 will be taken into consideration by Varian Semiconductor during the implementation of FASB No. 123(R).

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

During the third quarter of fiscal year 2005, revenue from two customers accounted for 31.6% and 11.7%, respectively, of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. During the third quarter of fiscal year 2004, revenue from one customer accounted for 10.8% of Varian Semiconductor’s total revenue. During the first nine months of fiscal year 2005, revenue from two customers accounted for 22.3% and 11.1%, respectively, of Varian Semiconductor’s total revenue. During the first nine months of fiscal year 2004, revenue from one customer accounted for 15.2% of Varian Semiconductor’s total revenue.

As of July 1, 2005, two customers represented 28.8% and 16.2% of the total accounts receivable balance. As of October 1, 2004, two customers accounted for 14.5% and 12.2% of the total accounts receivable balance.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North America	Europe	Taiwan	Korea	Singapore	Other	Consolidated
	(Amounts in thousands)
Revenue—Three months ended:
July 1, 2005	$25,216	$15,322	$38,736	$65,893	$3,351	$18,172	$166,690
July 2, 2004	24,489	21,695	26,327	32,585	15,498	25,541	146,135

Revenue—Nine months ended:
July 1, 2005	$108,942	$45,726	$75,846	$146,618	$20,033	$57,047	$454,212
July 2, 2004	72,579	50,102	70,800	84,990	35,855	60,978	375,304

Property, plant and equipment, net as of:
July 1, 2005	$54,707	$338	$431	$4,214	$43	$685	$60,418
October 1, 2004	46,807	426	353	4,041	49	668	52,344

The $18.9 million in non-recurring royalty revenue received from Applied Materials, Inc. (“Applied Materials”) in the first quarter of fiscal year 2005 is included in the North America nine month revenue in the table above.

Note 14. Commitments, Contingencies and Guarantees

Varian Semiconductor is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Varian Semiconductor.

As permitted under Delaware law, Varian Semiconductor has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at the request of Varian Semiconductor. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited. However, Varian Semiconductor has a Director and Officer insurance policy that limits its exposure and enables Varian Semiconductor to recover a portion of any future amounts paid. As a result of Varian Semiconductor’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of July 1, 2005.

Varian Semiconductor enters into indemnification agreements in the normal course of business. Pursuant to these agreements, Varian Semiconductor indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Varian Semiconductor’s customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to Varian Semiconductor’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited. Management believes the estimated fair value of these agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of July 1, 2005.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Varian Semiconductor also indemnifies certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Varian Semiconductor’s products and services or resulting from the acts or omissions of Varian Semiconductor, its employees, officers, authorized agents or subcontractors. Varian Semiconductor has general and umbrella insurance policies that limit its exposure under these indemnification obligations and guarantees. As a result of its insurance policy coverage, Varian Semiconductor believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of July 1, 2005.

Varian Semiconductor enters into purchase order commitments in the normal course of business. As of July 1, 2005, Varian Semiconductor has approximately $31.6 million of purchase order commitments with various vendors.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.3 million in estimated environmental investigation and remediation costs for these sites and facilities as of July 1, 2005. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.5 million, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.3 million previously described.

As of July 1, 2005, Varian Semiconductor’s environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, totaled $5.8 million, of which $1.1 million is classified as current.

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

Varian Semiconductor evaluates its liability for environmental-related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies where Varian Semiconductor believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above-referenced sites and facilities. VAI received certain cash settlements with respect to these lawsuits in prior years. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of Varian Semiconductor’s past and future environmental-related expenditures. Varian Semiconductor therefore has a receivable of $1.1 million in other assets at July 1, 2005, as its portion of the insurance recoveries. Although VMS intends to aggressively pursue additional insurance recoveries, Varian Semiconductor has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

As part of the purchase of Varian Semiconductor’s facility located in Newburyport, Massachusetts, Varian Semiconductor has indemnified the lender for any violation of any local, state and federal laws pertaining to environmental regulations, contamination or clean-up. Varian Semiconductor believes the estimated fair value of this indemnification is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for this agreement as of July 1, 2005.

Legal Proceedings

In September 2000, Varian Semiconductor and Applied Materials settled patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, Varian Semiconductor recorded a gain of $16.0 million ($10.8 million after taxes) relating to this litigation settlement. Varian Semiconductor maintained a provision of $2.7 million in current liabilities to cover any residual indemnification obligations described above. After evaluating all of the facts associated with this transaction, and consultation with counsel, management believes that Varian Semiconductor has no further liability with respect to the settlement. The statute of limitations on the indemnification obligations expired during the first quarter of fiscal year 2005. As a result, the remaining estimated loss contingency was reversed during the first quarter of fiscal year 2005, and is included as a component of other income, net for the first quarter and the first nine months of fiscal year 2005.

Varian Semiconductor has agreed to indemnify VMS and VI for any costs, liabilities or expenses relating to Varian Semiconductor’s legal proceedings, including the Applied Materials matter. Under the Distribution Related Agreements, Varian Semiconductor has agreed to reimburse VMS for one-third of the costs, liabilities,

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

No restructuring costs were recognized during fiscal year 2004 or the first three months of fiscal year 2005. In the second quarter of fiscal year 2005, $0.9 million of restructuring expense was recognized related to downsizing in Europe. These restructuring costs related to reductions in headcount and in facilities. During fiscal year 2003, Varian Semiconductor recognized approximately $1.4 million in restructuring costs. The 2003 restructuring costs related to a reduction in headcount of approximately 55 employees and were severance-related. The majority of the remaining restructuring reserve balance as of July 1, 2005 is expected to be paid during fiscal year 2005.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Below is a table summarizing the restructuring reserve activity in the first nine months of fiscal year 2005:

	Reduction in Work Force	Facility Closures	Total
	(Amounts in thousands)
Balance as of September 27, 2002	$2,167	$602	$2,769
New charges	1,390	45	1,435
Cash payments	(3,293)	(529)	(3,822)

Balance as of October 3, 2003	264	118	382
Cash payments	(264)	(31)	(295)

Balance as of October 1, 2004	—	87	87
Cash Payments	—	(46)	(46)
Other Adjustments	—	—	—

Balance as of December 31, 2004	—	41	41
New charges	640	274	914
Cash payments	(109)	(82)	(191)

Balance as of April 1, 2005	531	233	764
Cash payments	(140)	(103)	(243)

Balance as of July 1, 2005	$391	$130	$521

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

Varian Semiconductor’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly by comparing the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income (“OCI”). Any measured ineffectiveness is included immediately in marketing, general and administrative expenses in the consolidated statements of operations. There has been no amount of ineffectiveness recognized during the three and nine month periods ended July 1, 2005. OCI associated with hedges of sales denominated in foreign currencies are reclassified to revenue upon recognition in income of the underlying hedged exposure.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes OCI activity associated with hedges of foreign currency denominated sales during the year:

Amount of Income
(Amounts in thousands)
Balance as of October 1, 2004	$—
Effective portion of cash flow hedging instruments	(352)
Reclassified to revenue	218

Balance as of December 31, 2004	(134)
Effective portion of cash flow hedging instruments	111
Reclassified to revenue	23

Balance as of April 1, 2005	—
Effective portion of cash flow hedging instruments	1,134
Reclassified to revenue	—

Balance as of July 1, 2005	$1,134

Note 17. Comprehensive Income

The following table reconciles net income to comprehensive income for the third quarter and first nine months of fiscal years 2005 and 2004:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
	(Amounts in thousands)
Net income	$19,300	$19,271	$58,378	$38,096
Other comprehensive income (loss):
Effective portion of cash flow hedging instruments	1,134	(264)	893	(264)
Reclassified to revenue	—	—	241	—
Unrealized gain (loss) on short-term investments	528	(590)	(1,243)	(506)

Comprehensive income	$20,962	$18,417	$58,269	$37,326

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

Overview

Varian Semiconductor is the leading supplier of ion implantation equipment used in the fabrication of semiconductor chips. Varian Semiconductor designs, manufactures, markets and services semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the United States (“U.S.”), Europe and Asia Pacific. The VIISta® ion implanter products are designed to leverage single-wafer processing technology for the full range of semiconductor implant applications.

Varian Semiconductor provides support, training, and after-market products and services that help its customers to obtain high utilization and productivity, reduce operating costs, and extend capital productivity of customer investments through multiple product generations. In 2005, Varian Semiconductor was ranked number one in customer satisfaction in VLSI Research Inc.’s customer survey for all large suppliers of wafer processing equipment, an honor received in eight of the past nine years.

Varian Semiconductor’s business is cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depends on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. In fiscal 2001 and fiscal 2002, the semiconductor equipment manufacturers experienced a significant contraction in the demand for products due to the slowdown in economies worldwide, specifically the slowdown in technology sectors that utilize integrated circuits. In fiscal year 2003, Varian Semiconductor experienced an increase in business activity owing to a generally strengthening economy and increased demand for semiconductors. During fiscal year 2004 and the first nine months of fiscal year 2005, demand was strong for products in the semiconductor industry. However, visibility is still limited and thus, it is not known whether or not the industry will continue in its current pattern.

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

Valuation Allowance on Deferred Tax Assets and Income Tax Provision

Financial Accounting Standards Board (“FASB”) Statement No. 109, “Accounting for Income Taxes,” (“FASB No. 109”) requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. On a quarterly basis, Varian Semiconductor evaluates both the positive and negative evidence bearing upon the realizability of its deferred tax assets. Varian Semiconductor considers future taxable income, ongoing prudent and feasible tax planning strategies, and the ability to utilize tax losses and credits in assessing the need for a valuation allowance. A valuation allowance related to certain state tax credit carryforwards has been recorded. Management has concluded that it is more likely than not that these credits will not be utilized since historically the annual amount of state credits generated exceeds the amount of credits that can be used. Should Varian Semiconductor determine that it is not able to realize all or part of its other deferred tax assets in the future, a valuation allowance would be required resulting in an expense recorded within the provision for income taxes line in the Statement of Income in the period in which such determination was made. It is reasonably possible that the amount of the deferred tax asset considered realizable could be reduced in the near term if future taxable income is reduced. Varian Semiconductor’s effective tax rate is affected by levels of taxable income in domestic and foreign tax jurisdictions, U.S. tax credits generated and utilized for research and development expenditures, U.S. foreign income exclusion, investment tax credits and other tax incentives specific to domestic and foreign operations. In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service (“IRS”). The IRS has conducted an examination for the tax years 1999 through 2003 as part of its routine examinations of Varian Semiconductor’s income tax returns. Fieldwork was completed late in the third quarter of fiscal year 2005, and Varian Semiconductor is currently reviewing the audit findings. If agreed, the results of the examination are subject to review by the Congressional Joint Committee on Taxation. Varian Semiconductor estimates that this review will be completed in the first or second quarter of fiscal year 2006. The ultimate resolution of the examination may impact Varian Semiconductor’s financial statements, the result of which could be material to Varian Semiconductor’s earnings and effective tax rate. Any additional impact on Varian Semiconductor’s liability for income taxes associated with this examination cannot presently be determined. However, Varian Semiconductor believes its accrued income tax liabilities are adequate.

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

Results of Operations

Revenue

The following table sets forth revenue by category for the three and nine month periods ended July 1, 2005 and July 2, 2004:

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	July 1, 2005	July 2, 2004	Change	Percent Change	July 1, 2005	July 2, 2004	Change	Percent Change
	(Amounts in thousands)				(Amounts in thousands)
Revenue
Product	$144,227	$127,059	$17,168	14%	$367,359	$322,866	$44,493	14%
Service	19,902	16,727	3,175	19%	60,584	46,297	14,287	31%
Royalty and license	2,561	2,349	212	9%	26,269	6,141	20,128	328%

Revenue	$166,690	$146,135	$20,555	14%	$454,212	$375,304	$78,908	21%

Product

During the third quarter of fiscal year 2005, product revenue increased $17.1 million, or 13.5% to $144.2 million from $127.1 million in the third quarter of fiscal year 2004. Product revenue for the nine months ended July 1, 2005 increased $44.5 million, or 13.8%, to $367.4 million compared to $322.9 million for the same period a year ago. The increase in revenue on both a quarterly and year-to-date basis is primarily due to increased levels of capital spending by Varian Semiconductor’s customers, particularly memory manufacturers, resulting in increased product volume. Additionally, the mix of products was more heavily weighted towards VIISta™ products as opposed to legacy products, which have higher average selling prices.

Service

Service revenue during the third quarter of fiscal year 2005 was $19.9 million, compared to $16.7 million for the same period a year ago. Service revenue for the first nine months of fiscal year 2005 was $60.6 million, compared to $46.3 million for the same period of fiscal year 2004. The increase is a result of increased volume of system shipments, which resulted in higher installation revenue in the third quarter and first nine months of fiscal year 2005.

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

Customers

During the third quarter of fiscal year 2005, revenue from two customers accounted for 31.6% and 11.7%, respectively, of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. During the third quarter of fiscal year 2004, revenue from one customer accounted for 10.8% of Varian Semiconductor’s total revenue. During the first nine months of fiscal year 2005, revenue from two customers accounted for 22.3% and 11.1%, respectively, of Varian Semiconductor’s total revenue. During the first nine months of fiscal year 2004, revenue from one customer accounted for 15.2% of Varian Semiconductor’s total revenue.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given period (see also “Risk Factors” and “Critical Accounting Policies—Revenue Recognition”).

Cost of Product Revenue. Cost of product revenue was $84.2 million and gross margin was 41.6% for the third quarter of fiscal year 2005, compared to cost of product revenue of $68.4 million and gross margin of 46.2% for the third quarter of fiscal year 2004. The two primary drivers of the decrease in gross margin, quarter over quarter, were lower levels of parts and upgrades sales which traditionally have higher margins than sales of other products and product transition costs for which a $2.0 million obsolescence charge was recorded. For the first nine months of fiscal year 2005, the cost of product revenue was $212.0 million and gross margin was 42.3%, compared to the cost of product revenue of $178.9 million and gross margin of 44.6% for the first nine months of fiscal year 2004. The year-to-date decrease in gross margin is a result of higher levels of investment in field parts to support Varian Semiconductor’s growing customer base. Additionally, parts and upgrades revenues are a lower percentage of product revenue in fiscal year 2005 than in fiscal year 2004.

Cost of Service Revenue. Cost of service revenue was $12.1 million and gross margin was 39.4% for the third quarter of fiscal year 2005, compared to a cost of service revenue of $10.8 million and gross margin of 35.4% for the third quarter of fiscal year 2004. For the first nine months of fiscal year 2005, the cost of service revenue was $37.4 million and gross margin was 38.3%, compared to the cost of service revenue of $29.4 million and gross margin of 36.5% for the first nine months of fiscal year 2004. The increase in service gross margin was primarily due to the timing and mix of completed installations.

Research and Development. Research and development expenses were $19.4 million for the third quarter of fiscal year 2005, compared to $17.5 million for the third quarter of fiscal year 2004. For the first nine months of fiscal year 2005, research and development expenses were $57.1 million, compared to $50.7 million for the same period in fiscal year 2004. The increase in research and development spending is attributable to Varian Semiconductor’s rapid product development cycle and continuing efforts to improve productivity and technical development of its products. The quarterly and nine month increases were a result of increased labor and material spending associated with the development of new products, particularly high current implanters. In addition to developing new high current products, Varian Semiconductor continues to focus on maintaining its leadership position in the market for medium current implanters.

Marketing, General and Administrative. Marketing, general and administrative expenses were $26.2 million for the third quarter of fiscal year 2005, compared to $21.7 million in the third quarter of fiscal year 2004. For the first nine months of fiscal year 2005, marketing, general and administrative expenses were $78.0 million, compared to $62.6 million for the same period in fiscal year 2004. On a quarterly and year-to date basis, the increases are related to costs to demonstrate the capabilities of Varian Semiconductor’s latest generation of products and variable compensation plans. Additionally, the first quarter of fiscal year 2005 included a $3.5 million charge associated with the retirement of the President and Chief Operating Officer of Varian Semiconductor effective as of December 31, 2004. For more information, please see Item 9B of Part II of Varian Semiconductor’s Annual Report on Form 10-K for the year ended October 1, 2004.

Restructuring. In the second quarter of fiscal year 2005, $0.9 million of restructuring expense was recognized related to downsizing in Europe. These restructuring costs related to reductions in headcount and in facilities.

Interest Income and Interest Expense. During the third quarter of fiscal year 2005, Varian Semiconductor earned $2.9 million in net interest income, compared to $1.0 million for the third quarter of fiscal year 2004. For the first nine months of fiscal year 2005, Varian Semiconductor earned $12.9 million in interest income, compared to $2.8 million earned in the first nine months of fiscal year 2004. Interest income in the first nine months of fiscal year 2005 included $5.7 million related to past due royalties from Applied Materials as a result of an arbitration ruling (see also Royalty). The remaining increase is due to higher cash balances and rates, along with an increased portfolio of investments compared to the total cash and investments balance.

Other Income (Expense), Net. Other income (expense), net, was less than $0.1 million in income for the third quarter of fiscal year 2005, compared to other expenses of $0.3 million for the third quarter of fiscal year 2004. For the nine month period ended July 1, 2005, other income, net was $2.8 million. This is compared to other expenses of $0.5 million for the nine month period ended July 2, 2004. In the first nine months of fiscal year 2005, other income included $2.7 million for the reduction of an estimated loss contingency that had been established to cover any residual indemnification obligations related to patent infringement and antitrust litigation. After evaluating all of the facts associated with this transaction, and consultation with counsel, management believed that Varian Semiconductor had no further liability with respect to the settlement. The statute of limitations on the indemnification obligations expired during the first quarter of fiscal year 2005 (See Note 14. Commitments, Contingencies and Guarantees in the Notes to the Unaudited Interim Consolidated Financial Statements).

Provision for Income Taxes. Varian Semiconductor’s effective income tax rate was 31% for the nine month period ended July 1, 2005 and 32% for the same period ended July 2, 2004. The decrease in the effective rate is due to the increased benefit we expect to receive from higher levels of research and development spending and foreign sales. The rate is lower than the U.S. federal statutory rate principally due to credits and lower-taxed foreign income. Future tax rates may vary from the historic rates depending on the worldwide composition of earnings and the continuing availability of income tax credits as well as the potential resolution of tax contingencies. In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service (“IRS”). The IRS has conducted an examination for the tax years 1999 through 2003 as part of its routine examinations of Varian Semiconductor’s income tax returns. Fieldwork was completed late in the third quarter of fiscal year 2005, and Varian Semiconductor is currently reviewing the audit findings. If agreed, the results of the examination are subject to review by the Congressional Joint Committee on Taxation. Varian Semiconductor estimates that this review will be completed in the first or second quarter of fiscal year 2006. The ultimate resolution of the examination may result in an adjustment to Varian Semiconductor’s financial statements that could be material to Varian Semiconductor’s earnings and effective tax rate. Any additional impact on Varian Semiconductor’s liability for income taxes associated with this examination cannot presently be determined. However, Varian Semiconductor believes its accrued income tax liabilities are adequate.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled corporations. Varian Semiconductor may elect to apply this provision to qualifying earnings repatriations in either fiscal year 2005 or 2006. The maximum possible amount that the company is currently considering as eligible for repatriation is $14 million. Varian Semiconductor continues to evaluate the effects of the repatriation provision. At this time, the potential range of income tax effects of such repatriation cannot be reasonably estimated.

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

Net Income. As a result of the foregoing factors, in the third quarter of fiscal year 2005, Varian Semiconductor recorded net income of $19.3 million, compared to net income of $19.3 million for the same period of fiscal year 2004. The net income per diluted share was $0.51 for the third quarter of fiscal year 2005, compared to net income per diluted share of $0.52 for the third quarter of fiscal year 2004. For the first nine months of fiscal year 2005, net income was $58.4 million, compared to net income of $38.1 million for the first nine months of fiscal year 2004. For the first nine months of fiscal year 2005, the net income per diluted share was $1.56, compared to net income per diluted share of $1.03 for the same period of fiscal year 2004.

Liquidity and Capital Resources

Varian Semiconductor generated $49.3 million of cash from operations during the first nine months of fiscal year 2005, compared to $32.3 million of cash generated from operations during the first nine months of fiscal year 2004. Cash provided by operations in the first nine months of fiscal year 2005 was primarily a result of net income of $58.4 million, an increase in deferred revenue of $9.9 million and a decrease in other current assets of $9.9 million. These increases were partially offset by a $42.4 million increase in inventories and a $10.3 million increase in accounts receivable. The increase in inventories and a related increase in accounts payable of $4.0 million is attributable to increased customer orders for the fourth quarter of fiscal year 2005. The increase in accounts receivable is primarily related to a higher number of shipments later in the fiscal year during fiscal year 2005 as compared to the same period in fiscal year 2004. The decrease in other current assets and accrued expenses is primarily related to the receipt of tax refunds, the provision for taxes on income and the remittance of estimated income tax payments. Cash provided by operations in the first nine months of fiscal year 2004 was primarily a result of net income of $38.1 million and increases in deferred revenue of $25.3 million and accounts payable of $13.4 million, and tax benefits from stock option exercises of $13.7 million. These changes were partially offset by increases in inventories of $39.3 million and accounts receivable of $37.3 million.

Varian Semiconductor used $172.2 million of cash and cash equivalents for the purchase of short-term investments during the first nine months of fiscal year 2005, and $10.6 million of cash and cash equivalents for the purchase of property, plant and equipment during the same period. These outflows were partially offset by proceeds from sales and maturities of short-term investments of $96.9 million during the period. In the first nine months of fiscal year 2004, Varian Semiconductor used $150.5 million of cash and cash equivalents for the purchase of short-term investments, and $7.1 million of cash and cash equivalents for the purchase of property, plant and equipment. These were partially offset by proceeds from sales and maturities of short-term investments of $23.1 million during the first nine months of fiscal year 2004.

During the first nine months of fiscal year 2005, Varian Semiconductor generated $7.0 million of cash from financing activities, primarily due to $11.0 million from the issuance of common stock, offset by $4.1 million in repayments on short- and long-term borrowings. During the first nine months of fiscal year 2004, Varian Semiconductor generated $23.3 million of cash from financing activities, primarily due to $25.3 million from the issuance of common stock upon the exercise of stock options and under the Employee Stock Purchase Plan, partially offset by repayments on short- and long-term borrowings.

During the first quarter of fiscal year 2005, Varian Semiconductor’s Board of Directors authorized the repurchase of up to 3.5 million shares of Varian Semiconductor’s common stock from time to time on the open market. Varian Semiconductor has not repurchased any stock to date.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash, cash equivalents and short-term investments of $436.4 million at July 1, 2005 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments, environmental contingencies and cash requirements for the foreseeable future.

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

Contractual Obligations

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of income. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of July 1, 2005 have not been included in the consolidated balance sheets and statements of income included under Item 1. Consolidated Financial Statements; however, they have been disclosed in the following table in order to provide a more accurate picture of Varian Semiconductor’s financial position and liquidity.

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years
	(Amounts in thousands)
Operating leases	$2,416	$1,721	$695
Purchase order commitments	31,648	31,648	—

Total commitments	$34,064	$33,369	$695

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

The Distribution Related Agreements provide that from and after the spin-off, VMS, VI, and Varian Semiconductor will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VMS and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VMS, VI, and Varian Semiconductor. The Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll and pension liabilities) in accordance with their terms. During fiscal years 2004, 2003 and 2002, Varian Semiconductor was charged $1.6 million, $1.4 million, and $4.0 million, respectively, by VMS in settlement of these obligations. During the first nine months of fiscal year 2005, Varian Semiconductor was charged by VMS $1.0 million in settlement of these obligations. During the first nine months of fiscal year 2004, Varian Semiconductor was charged by VMS $1.3 million in settlement of these obligations.

Recent Accounting Pronouncements

On October 22, 2004, the President signed the Jobs Act. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled corporations. Varian Semiconductor may elect to apply this provision to qualifying earnings repatriations in either fiscal year 2005 or 2006. The maximum possible amount that the company is currently considering eligible for repatriation is $14 million. Varian Semiconductor continues to evaluate the effects of the repatriation provision. At this time, the potential range of income tax effects of such repatriation cannot be reasonably estimated.

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

The Jobs Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (the “ETI”) for foreign sales. This provision is effective for transactions entered into after July 1, 2005. Varian Semiconductor expects the net effect of the phase-out of the ETI to result in an increase in the effective tax rate for fiscal year 2005 of less than one percentage point, based on current earnings levels.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (“FASB No. 151”). FASB No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Varian Semiconductor does not believe that the adoption of FASB No. 151 will have a material impact on its financial statements.

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

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), which expresses the staff’s views on issues related to the implementation of FASB No. 123(R). The guidance offered in SAB 107 will be taken into account by Varian Semiconductor during the implementation of FASB No. 123(R).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

As a multinational company, Varian Semiconductor faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as Varian Semiconductor’s business practices evolve and could have a material adverse impact on Varian Semiconductor’s financial results. Historically, Varian Semiconductor’s primary exposures have resulted from non-U.S. dollar denominated sales in Asia and Europe. Varian Semiconductor does not enter into forward exchange contracts for trading purposes. Varian Semiconductor’s forward exchange contracts generally range from one to nine months in original maturity. No forward exchange contract has an original maturity greater than one year.

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange loss was immaterial for the first nine months of fiscal year 2005.

Forward exchange contracts outstanding are summarized as follows (amounts in thousands):

	July 1, 2005			October 1, 2004
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Korean Won	$3,542	1,016.87	$3,480	$2,520	1,148.68	$2,520
Euro	1,672	0.82	1,652	—	—	—
New Taiwan Dollar	1,082	31.15	1,064	1,633	33.81	1,626
British Pound	—	—	—	125	0.56	126
Japanese Yen	—	—	—	826	109.44	820

Total foreign currency purchase contracts	$6,296		$6,196	$5,104		$5,092

Foreign currency sell contracts:
Japanese Yen	$10,082	108.08	$9,822	$—	—	$—
Korean Won	8,741	1,014.20	8,565	6,467	1,155.45	6,504
New Taiwan Dollar	595	31.44	590	477	33.96	477
Israeli Shekel	542	4.42	522	—	—	—
Euro	—	—	—	745	0.82	760

Total foreign currency sell contracts	19,960		19,499	7,689		7,741

Total contracts	$26,256		$25,695	$12,793		$12,833

Varian Semiconductor also hedges currency exposures that are associated with certain of its product sales denominated in Japanese Yen. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these forward foreign exchange contracts are designated as hedges of anticipated product sales, and accordingly the gains and losses resulting from the impact of currency rate movements on these contracts are not recognized in income until the underlying hedged transactions are recognized. Upon recognition, such gains and losses are recorded in revenue as an adjustment to the carrying amount of the underlying transactions in the period in which these transactions are recognized. Should the hedged anticipated product sales not occur within two months of the expiration of the forward foreign exchange contract, any unrealized gain or loss would be recorded in other (loss) income. There were five forward foreign exchange contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at July 1, 2005 totaling $32.7 million. There were no forward foreign exchange purchase contracts offsetting these sell contracts outstanding at July 1, 2005.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities. Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and short-term investments. Varian Semiconductor maintains cash investments primarily in commercial paper, investment-grade money market funds and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at July 1, 2005 and October 1, 2004 were $182.5 million and $212.8 million, respectively. At July 1, 2005 and October 1, 2004, Varian Semiconductor’s short-term investments were $247.1 million and $173.9 million, respectively and consisted primarily of U.S. Treasury and government agency securities, certificates of deposit and corporate bonds with ratings of AA or better that are available-for-sale with maturities of less than five years.

Commodity Price Risk

Varian Semiconductor is not exposed to material commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of July 1, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of July 1, 2005, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 1, 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In connection with the expatriate assignment of Yong-Kil Kim to Korea as Varian Semiconductor’s Executive Vice President and General Manager, Asian Operations, Varian Semiconductor and Mr. Kim executed a VSEA Expatriate Assignment Offer Letter, 2005 effective August 2, 2005.

The offer letter provides that Mr. Kim will receive an annual base salary of $265,000 and be eligible for, among other things, (i) an annual goods and services allowance of $10,000, (ii) a monthly foreign service allowance of $3,000, (iii) funding by Varian Semiconductor of school tuition for Mr. Kim’s children, at a maximum rate of $20,000 annually per child under 19 years of age, and (iv) participation in Varian Semiconductor’s benefit plans. In addition, the United States federal income tax expense to Mr. Kim from Varian Semiconductor’s source income will be equivalent to the United States federal income tax expense Mr. Kim would have paid had his services been performed entirely in the United States. Varian Semiconductor will pay any incremental tax liability incurred by Mr. Kim either in the United States or in Korea.

The foregoing description of the offer letter is qualified in its entirety by reference to the actual offer letter, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

On August 3, 2005, Varian Semiconductor’s Compensation Committee approved an amendment of the letter agreement dated as of October 14, 2004, between Varian Semiconductor and Gary E. Dickerson. The amendment provides that, in lieu of options to acquire 62,500 shares of Varian Semiconductor’s common stock, Mr. Dickerson has been granted 19,231 shares of restricted stock on March 18, 2005, and will be granted 10,714 shares of restricted stock on August 12, 2005.

ITEM 6. EXHIBITS

Exhibits

10.1	VSEA Expatriate Assignment Offer Letter, 2005, executed by Varian Semiconductor and Yong-Kil Kim.

10.2	Letter agreement with Gary E. Dickerson.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 5, 2005