Form 10-K
period 2005-09-30
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2005-12-13
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
☒	OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005

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

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of April 1, 2005 was $1,381,648,000.

The number of shares of the registrants’ common stock outstanding as of December 7, 2005 was 37,762,122 shares of $0.01 par value common stock.

An index of exhibits filed with this Form 10-K is located on page 35.

DOCUMENTS INCORPORATED BY REFERENCE:

Document Description	Part of Form 10-K into which incorporated
Portions of the Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held on February 9, 2006 to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2005.	Part III

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

PART I

Item 1.	Business.

Overview

Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”) is the leading supplier of ion implantation systems used in the fabrication of semiconductor chips. Varian Semiconductor designs, manufactures, markets and services semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the United States (“U.S.”), Europe and Asia Pacific. The VIISta™ ion implanter products are designed to leverage single wafer processing technology for the full range of semiconductor implant applications. Varian Semiconductor has shipped over 3,400 systems worldwide.

Varian Semiconductor provides support, training, and after-market products and services that help its customers obtain high utilization and productivity, reduce operating costs, and extend capital productivity of investments throughout multiple product generations. In fiscal year 2005, Varian Semiconductor was ranked number one in customer satisfaction in VLSI Research Inc.’s customer survey for all large suppliers of wafer processing equipment, an honor received in eight of the past nine years.

Varian Semiconductor’s business is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. In fiscal year 2004 Varian Semiconductor experienced an increase in business activity owing to a generally strengthening economy and increased demand for semiconductor equipment. Despite an expected 10% decline in revenue in the semiconductor equipment market in fiscal year 2005, Varian Semiconductor’s revenue increased 13% over fiscal year 2004 as customers migrated to single wafer systems, which favor Varian Semiconductor’s product offerings. Single wafer systems are now preferred over batch systems as they process wafers in such a way that results in higher yields for advanced device manufacturers.

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

The Industry

Historically, the semiconductor industry has experienced significant growth due to the continued demand for personal computers, the expansion of telecommunications, the emergence of new applications within consumer electronics, the escalation of wireless communication devices, infrastructure used to support the internet and the increased semiconductor content in many commercial products. During the past five to ten years however, the semiconductor equipment market has experienced a slowdown in growth as compared to historical levels. This is the result of a maturing semiconductor market where overall demand has increasingly been driven by repackaging of available technology into new consumer products instead of business demands for productivity-improving information management technology.

Semiconductor manufacturing is highly competitive with each manufacturer seeking to provide the lowest cost, fastest processing, and lowest power consuming devices. Integrated circuit manufacturers generally rely on equipment suppliers for the timely development of equipment and processes to meet their rapidly changing and complex requirements. Today, a semiconductor manufacturing factory, or “fab,” can cost over $3 billion for a modern 90nm facility that can process 50,000 300mm wafer starts per month. As the industry transitions to 65nm devices, these costs are expected to increase even more.

The fabrication of integrated circuits requires a number of complex and repetitive processing steps, including deposition, photolithography, etch, metrology, anneal and ion implantation. Deposition is a process in which a film of either electrically insulating or electrically conductive material is deposited on the surface of a wafer. Photolithography is used to transfer a device or circuit pattern into a light-sensitive, resistant layer that, after development, can be used in turn to transfer the pattern onto the silicon surface. The etch process completes the transfer of the pattern into the various thin films used to make the integrated circuit. Metrology measures critical features and properties of the device to assure correct fabrication. Anneal is used to incorporate impurities into the silicon crystal matrix and make them electrically active. Ion implantation provides a means for introducing impurities into the silicon crystal, typically into selected areas defined by the photolithographic process. The selective implanting of ions into defined areas creates electrically conductive areas that form the transistors of the integrated circuits.

Semiconductor manufacturers have historically sought to increase the number of transistors per silicon substrate by “shrinking” device structures and by moving to larger silicon substrates, or “wafers.” The first is accomplished by utilizing finer lithography and reducing device geometries, commonly called “device nodes.” State-of-the-art production is now accomplished at 90nm nodes with production of 65nm in transition at more technologically advanced fabs. 45nm research and development is underway at multiple customer sites and semiconductor research labs. The use of larger silicon wafer substrates generally requires a great deal of infrastructure changes in equipment and factory automation systems, so it occurs less frequently, typically about every 10 years. The use of 200mm wafers in production began at the end of the 1980’s. The migration from 200mm to 300mm began at the end of the 1990’s and is now more than half of semiconductor expansions. Most advanced devices below 130nm are produced on 300mm wafers.

To achieve higher yields, implant systems must be capable of repeating the original process on a consistent basis for all devices on the wafer and for every wafer. These characteristics are known in the industry as “uniformity” and “repeatability.” In addition, implant systems must process wafers without damaging the device structures or introducing device damaging contamination, which is typically characterized by “cross contamination levels” and “particle defect adders.” In many cases implant performance is measured directly from the electrical performance of actual devices or device test structures. This is called “electrical parametrics.” In production fabs, there are typically multiple ion implantation systems performing the same processes in order to meet the production demands of the fab. In order to allow the greatest flexibility, semiconductor manufacturers require that each system perform equally well on each device step. This characteristic is known as “tool-to-tool” matching. In advanced device production, semiconductor manufacturers will often adjust the implant processes to compensate for variability in processes upstream from the implanter, making the implanter’s accuracy another important attribute. Uniformity, repeatability, accuracy, cross contamination, defect adders, parametrics and tool-to-tool matching are all critical in achieving commercially acceptable yields.

Semiconductor manufacturers generally measure the cost performance of their production equipment in terms of “cost of ownership,” which is determined by factoring in the fixed costs for acquisition and installation of the equipment, its variable operating costs and total wafer output. Equipment with higher wafer throughput increases total output and allows the semiconductor manufacturer to recover the purchase and installation costs of the equipment over a greater number of wafers and thereby reduces the cost of ownership of the equipment on a per wafer basis. Throughput is most accurately measured on a net or overall basis, which takes into account the processing speed of the equipment and any system setup and non-operational downtime for cleaning, maintenance or other repairs. The increased difficulty of achieving desired transistor performance at advanced nodes has made high yields important in selecting processing equipment. The most desired systems are those that can achieve process results within critical tolerance limits and still operate at desired throughput rates.

The continuing evolution of semiconductor devices to smaller geometries and more complex multi-level circuitry has significantly increased the cost and performance requirements of the capital equipment used to manufacture these devices. As many of the advanced wafer manufacturing factories, especially those designed for 65nm device node processes on 300mm wafers, are projected to increase in cost substantially over previous generation facilities, yield losses and depreciation costs will become a much larger percentage of the aggregate production costs for semiconductor manufacturers relative to labor, materials and other variable manufacturing costs. As a result, there has been increasing focus by the semiconductor industry on obtaining increased capability and productivity to maintain returns from semiconductor manufacturing equipment, thereby increasing the revenue generated and reducing the effective cost of ownership of such systems.

Products

Varian Semiconductor designs, markets, manufactures and services ion implantation systems required to build the transistors that are the basis of integrated circuits. Ion implanters are used because of their ability to implant selected elements into the silicon wafers at precise locations and depths by bombarding the silicon surface with a precisely controlled beam of electrically charged ions of specific atomic mass and energy. These ions are embedded into the silicon crystal structure, changing the electrical properties of the silicon. The precision of ion implantation techniques permits customers to achieve the necessary control of this doping process to construct up to 500 billion transistors of uniform characteristics on a 300mm wafer using state-of-the-art processes. Since these transistors are the starting point of all subsequent process steps, repeatability, uniformity and yield are extremely important.

Varian Semiconductor offers a full range of ion implanters addressing each implant sector. The implant sectors are categorized within the industry as medium current, high current or high energy, based upon the energy ranges of the ion implantation system specified in electron-volts or “eV”: high current implanters are generally expected to operate at energy ranges between 500eV to 50keV; medium current at energy ranges between 20keV to 800keV; and high energy at energy ranges of 500keV to 3MeV. The relative sizes of each sector depends upon the growth of the number of applications in each sector, the productivity of the implant systems in performing that application and the migration of application requirements into the capability ranges of other sectors and device nodes.

Varian Semiconductor currently offers the following products:

Medium Current

Often recognized as the industry benchmark for medium current performance and productivity, Varian Semiconductor’s single wafer VIISta 810XE series ion implanters provide superior overall throughput, precision doping capability and unmatched contamination control. These systems excel at threshold voltage (“Vt”), channel, retrograde well, pocket, and halo implants. Varian Semiconductor’s other medium current systems include the VIISta 810HP, VIISta 810EHP, EHP-220, EHPi-220, EHP-500 and EHPi-500 ion implanters.

The medium current sector is expected to remain flat relative to the overall implant market. The number of medium current applications increases as more applications, such as some well applications, can be productively processed on medium current systems. To achieve higher device speeds, chip designers often increase manufacturing process complexity by utilizing multiple transistor designs in the same integrated circuit. An example of this is the use of multiple device Vts which require separate medium current steps in the same integrated circuits for each Vt desired. This increase in the number of applications tends to be offset by the increasing productivity of medium current systems.

High Current

The high current VIISta HC series single wafer ion implanter features a patented dual magnet ribbon beam architecture that currently provides the highest productivity and best contamination performance. In addition, these systems feature implant angle accuracy, beam steering correction and high-tilt angle capability—all of which are required for advanced device fabrication. The VIISta HC has excellent process control capability for advanced ultra shallow junction applications, and can be used for source/drain, source drain extension, gate doping, pre-amorphization, and materials modification applications. Varian Semiconductor’s other high current systems include the VIISta 80, VIISta 80HP, VIISion 80 PLUS and VIISion 200 PLUS ion implanters.

The high current sector is expected to grow relative to the overall implant market due to an increase in the number of implant steps needed to produce many advanced semiconductors. Due to the very low energies and high dose concentrations that are necessary for increased transistor speed and lower device power consumption, the productivity of high current systems tends to decline with advancing technology nodes, requiring more high current implanters. Most advanced devices require single wafer systems, and single wafer high current is expected to grow to over half of the high current market. Varian Semiconductor was the first to introduce single wafer systems to this market sector through its VIISta platform.

High Energy

The high energy VIISta 3000 series features true zero degree implant and low contamination. The VIISta 3000 series products are the only single wafer high energy implanters available on the market today, an advantage for semiconductor manufacturers that need increased device packing density in high performance devices. The VIISta 3000HP has outstanding process accuracy, offers excellent productivity, uniformity, angle control and medium current back-up flexibility. The high energy products cover retrograde well, triple well, buried layers, and pocket applications. Varian Semiconductor’s high energy offerings are the VIISta 3000HP, the VIISta 3000 and the Kestrel II-750 ion implanter.

The high energy sector is expected to decline in relative size as energy ranges drop into the medium current range and as some customers eliminate deep wells from their advanced transistor designs.

VIISta Platform

The VIISta 810 series, VIISta HC series and VIISta 3000 series are based on the same platform, thereby providing a high degree of commonality in subsystems and overall architecture. The VIISta platform provides customers with a great deal of flexibility in managing overall bay productivity, resulting in a reduction in customers’ time to first silicon, greater productivity across all applications, and an increase on their return on investment. Varian Semiconductor has shipped over 400 VIISta systems. The VIISta platform of ion implanters is the only single wafer platform solution for all production applications available. All of the VIISta products feature the Varian Control System (“VCS™”), the Varian Positioning Systems (“VPS™”), the VIISta IHC source, the VIISta single wafer endstation and dual magnet beamline architecture. This high degree of commonality across the VIISta platform facilitates process matching throughout the system set and provides flexibility in managing capacity, product mix changes, spare parts and training. All of the VIISta systems are 200mm and 300mm compatible.

Customer Support and Services

Varian Semiconductor provides customer support services designed to maximize the productivity of its customers’ equipment and to increase uptime through the effective management of machine maintenance, parts inventory and support services. All of these services provide a direct link to Varian Semiconductor’s manufacturing facility and research centers.

Varian Semiconductor provides a wide range of programs from a complete turnkey solution that supports the fab’s ion implant performance to economical service plans for those who require less support. These programs are customized to specific customer requirements, provide dedicated labor to maintain and troubleshoot the ion implanter, and make available on-call 24/7 service for around-the-clock support.

For parts management, Varian Semiconductor has strategically placed around the world approximately 30 parts banks that support over 200 customer fabs. The use of a global enterprise resource planning system provides Varian Semiconductor with a distribution structure that efficiently manages inventory, delivery and logistics services. Varian Semiconductor also offers a comprehensive consumable and non-consumable parts program that can be tailored to individual fabrication needs to minimize its customers’ cost of ownership from the ordering of individual piece parts over its eCommerce site, vShop, to complete stocking and inventory management programs like Fab Specific Parts Programs.

Through VEDoc™, an electronic documentation system, customers can easily access information about their ion implanters. All assembly drawings, schematics, parts lists, maintenance and operation manuals, and video-illustrated maintenance procedures are available in a CD-ROM format. Varian Semiconductor’s commitment to customer service also extends to training and support.

Marketing and Sales

Varian Semiconductor markets, sells, installs and services ion implantation systems directly to semiconductor industry manufacturers and has sold ion implantation products to most of the 20 largest semiconductor manufacturers in the world. Varian Semiconductor’s sales objective is to work closely with customers to secure purchases of multiple systems as customers expand capacity, update existing facilities, introduce new manufacturing processes or build new wafer manufacturing facilities. Varian Semiconductor seeks to build customer loyalty and to achieve a high level of repeat business by offering highly reliable products that give its customers a competitive edge, comprehensive field support and responsive parts replacement and service programs.

Varian Semiconductor has historically sold at least half of its systems in any particular period to a relatively small number of customers, some of which include Elpida Memory, Inc. (“Elpida”), Hynix Semiconductor, Inc. (“Hynix”), Infineon Technologies AG (“Infineon”), International Business Machines Corporation (“IBM”), Intel Corporation (“Intel”), Micron Technology, Inc. (“Micron”), Samsung Electronics Company Limited (“Samsung”), Sony Corporation (“Sony”), STMicroelectronics, Texas Instruments, Inc. (“Texas Instruments”), Taiwan Semiconductor Manufacturing Corporation, Limited (“TSMC”) and United Microelectronics Corporation (“UMC”). Some of these customers have individually accounted for more than 10% of Varian Semiconductor’s total revenue in some periods. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future.

Revenue from Varian Semiconductor’s ten largest customers in fiscal years 2005, 2004 and 2003 accounted for approximately 66%, 60% and 66% of revenue, respectively, including the non-recurring royalties in fiscal year 2005 of $18.9 million received from Applied Materials, Inc. (“Applied Materials”). In fiscal year 2005, revenue from two customers accounted for 20% and 14% of Varian Semiconductor’s total revenue. In fiscal year 2004, revenue from two customers accounted for 14% and 10% of Varian Semiconductor’s total revenue. In fiscal year 2003, two customers accounted for 16% and 12% of Varian Semiconductor’s total revenue.

None of Varian Semiconductor’s customers has entered into a long-term agreement requiring it to purchase Varian Semiconductor’s products. Although Varian Semiconductor’s largest customers have varied from year to year, the loss of a significant customer or a reduction in orders from any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could adversely affect Varian Semiconductor’s business, financial condition and results of operations. In addition, sales of Varian Semiconductor’s systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fab facility, to introduce a new manufacturing process or to transfer a manufacturing process to a new fab facility, all of which typically involve a significant capital commitment. Due to these and other factors, Varian Semiconductor’s products typically have a lengthy sales cycle during which Varian Semiconductor may expend substantial funds and management effort.

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

Varian Semiconductor markets, sells, distributes and services its current products directly. Varian Semiconductor has five sales and service offices located in the U.S., five in Europe and 21 in Asia Pacific, for a total of 31 worldwide. Varian Semiconductor’s sales, marketing and service engineers are linked through Varian Semiconductor’s information technology systems, allowing Varian Semiconductor to review bookings and sales forecasts globally against detailed account management plans. By modeling parts usage by equipment type, installed base distribution, freight, routes, and specific customs regulations, Varian Semiconductor has developed an infrastructure of parts distribution and warehousing around the world.

International sales accounted for 78%, 80% and 61% of Varian Semiconductor’s total revenues in fiscal years 2005, 2004 and 2003, respectively, and more specifically, sales to the Asia Pacific region have accounted for 68%, 68% and 46% of revenues in fiscal years 2005, 2004 and 2003, respectively.

Varian Semiconductor’s business is not seasonal in nature, but it is cyclical based on the capital equipment investment expenditures of major semiconductor manufacturers. These expenditure patterns are based on many factors, including anticipated market demand for integrated circuits, the development of new technologies and global economic conditions. In fiscal year 2003, Varian Semiconductor experienced an increase in business activity owing to a generally strengthening economy and increased demand for semiconductors. During fiscal year 2004, demand was strong for products in the semiconductor industry. For fiscal year 2004, Varian Semiconductor’s revenue increased 46% over fiscal year 2003. During fiscal year 2005, Varian Semiconductor’s revenue increased 13% over fiscal year 2004 as customers migrated to single wafer systems which favor Varian Semiconductor’s product offerings despite an expected 10% decline in revenue in the semiconductor equipment market, as customers migrated to single wafer systems that favor Varian Semiconductor’s product offerings.

Backlog

Varian Semiconductor had backlog of $166.6 million and $184.4 million at the end of fiscal years 2005 and 2004, respectively. Varian Semiconductor includes in its backlog only those orders for which it has accepted purchase orders and assigned system shipment dates within the following twelve months. Orders are typically subject to cancellation or rescheduling by customers. Due to possible changes in system delivery schedules, cancellation of orders and delays in systems shipments, Varian Semiconductor’s backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Manufacturing

Varian Semiconductor manufactures its products at its facility in Gloucester, Massachusetts. Varian Semiconductor benefits from the use of advanced manufacturing methods and technologies, including lean manufacturing, demand flow technology, statistical process control and solids modeling.

Varian Semiconductor purchases various unique raw materials from multiple suppliers worldwide. Varian Semiconductor closely monitors future markets and supply stream to ensure continuous availability. Additionally, some long lead agreements with suppliers are employed to provide a strategic safety stock at supplier locations.

Varian Semiconductor concentrates on product design characterization, high-level assembly and tests to reduce cycle time and improve its responsiveness in an inherently cyclical capital equipment market. Varian Semiconductor believes that outsourcing non-core competency assemblies enables it to minimize its fixed costs and capital expenditures while also providing the flexibility to increase or decrease production capacity. Varian Semiconductor purchases materials and components that are either standard products or built to Varian Semiconductor’s specifications. This strategy also allows Varian Semiconductor to focus on product differentiation through system design and quality control. Varian Semiconductor’s manufactured subsystems incorporate advanced technologies in robotics, vacuum and microcomputers. Varian Semiconductor works closely with its suppliers to achieve mutual cost reductions through joint design efforts. Varian Semiconductor manufactures most of its systems in clean-room environments that are similar to the clean-rooms used by semiconductor manufacturers for wafer fabrication. This procedure is intended to reduce installation and production qualification times and the amount of particulates and other contaminants in the assembled system, which in turn improves yield and reduces downtime for the customer. Following disassembly, the tested system is packaged in multiple layers of plastic shrink-wrap to maintain clean-room standards during shipment.

Quality efforts at Varian Semiconductor begin with product development. Varian Semiconductor uses three dimensional computer aided design, finite element analysis and other computer-based modeling methods to engineer and validate new designs. Product design is tested throughout all stages of development and validated through use of a “phase-gate” product introduction process before the first production system is built. Concurrent engineering programs help integrate new designs into manufacturing quickly and successfully.

Competition

The semiconductor capital equipment market is highly competitive and is characterized by a small number of large companies. The larger companies include Applied Materials, Tokyo Electron Limited (“Tokyo Electron”), KLA-Tencor Corporation (“KLA-Tencor”), Nikon Corporation, Canon, Inc., Novellus Systems, Inc. (“Novellus”), Lam Research Corporation, (“Lam”), and Hitachi High Technologies Corporation. Varian Semiconductor faces significant competition in the ion implantation market sector. Within this sector, multiple implant suppliers participate in one or more implant sectors. Generally, for each system selection, Varian Semiconductor is competing with one or more major competitors. As reported by Gartner Dataquest for calendar year 2004, the revenue market share for ion implantation equipment is Varian Semiconductor 30%, Axcelis Technologies, Inc. (“Axcelis”) 21%, Applied Materials 18%, Sumitomo Eaton Nova Corporation 18%, Nissin Electric Company, Limited 12%, and Ulvac Technologies, Inc. 1%.

Significant competitive factors in the ion implantation market include strategic relationships, cost of ownership, performance reliability, customer support, distribution and financial viability. In addition to these factors, significant competitive characteristics in the semiconductor capital equipment market include flexibility, size of manufacturer, installed customer base and breadth of product line. Products designed for one sector may compete against products offered by competitors’ systems in another sector. Due to the constant innovation that has characterized semiconductor manufacturers, competitors and potential new market entrants, it is possible that the application needs and manufacturing technologies used can change, disrupting historical trends in the market significantly. Varian Semiconductor believes it competes favorably in each of these categories, and in order to remain competitive, Varian Semiconductor recognizes it may require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in product and process research and development.

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

Varian Semiconductor’s current research and development efforts are directed at development of new systems and processes and improving existing system capabilities. Varian Semiconductor currently focuses its research and development efforts on the enhancement of its VIISta platform. The VIISta platform is designed to cover the complete range of implants required for the next several generations of integrated circuits. The VIISta single wafer platform allows customers to use a single platform for all implant applications including high current, medium current and high energy.

Expenditures by Varian Semiconductor for research and development during fiscal years 2005, 2004 and 2003 were $77.7 million, $67.7 million and $60.5 million, respectively. Varian Semiconductor expects in future years that research and development expenditures will continue to represent a substantial percentage of operating expenses. In addition to developing new high current products, Varian Semiconductor continues to focus on maintaining its leadership position in the market for medium current implanters.

Patent and Other Proprietary Rights

Varian Semiconductor pursues a policy of seeking patent, copyright and trade secret protection in the U.S. and other countries for developments, improvements and inventions originating within its organization that are incorporated in Varian Semiconductor’s products or that fall within its fields of interest. As of September 30, 2005, Varian Semiconductor owned approximately 114 patents in the U.S., 274 patents in other countries, and had 536 patent applications on file with various patent agencies worldwide. Varian Semiconductor intends to file additional patent applications as appropriate.

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

During fiscal year 2002, Varian Semiconductor and Lam came to an agreement on patent infringement litigation claims. As part of the agreement, Varian Semiconductor granted a license to Lam for certain patents. In return, Varian Semiconductor received a warrant to purchase 2 million shares of Lam common stock at $21.30 per share and $20.0 million. The warrant was valued at $22.8 million and was recognized as revenue in fiscal year 2002. The $20.0 million cash was paid in installments with $5.0 million paid immediately in exchange for prior use of the patents and the remaining $15.0 million in 12 quarterly payments of $1.25 million through the first quarter of fiscal year 2005 in exchange for future use of the patents.

Pursuant to the dispute resolution provisions of an Agreement dated January 1, 1992 (“the Agreement”) between Varian Semiconductor and Applied Materials, Varian Semiconductor in September 2002 filed an arbitration demand with the American Arbitration Association asserting that Applied Materials breached the Agreement by failing to pay royalties on products Varian Semiconductor believed were covered by the Agreement’s patent license to Applied Materials. In its arbitration demand, Varian Semiconductor sought to recover back royalties, interest and attorneys’ fees. On May 2, 2003, the arbitration panel issued its decision that certain of Applied Materials’ products were subject to royalty obligations under the Agreement, and on September 1, 2004, the arbitration panel ruled that the patents at issue in the arbitration were valid and enforceable. Applied Materials made an initial payment of $22.0 million for back royalties and interest on October 4, 2004 and a final payment of $2.6 million for back interest and royalties on November 8, 2004. Applied Materials also is required to pay quarterly unit-based royalty payments to Varian Semiconductor on future sales of certain products found to be within the scope of the Agreement through expiration of the Agreement on March 20, 2007.

In particular, the royalty-bearing license agreements with Lam, Applied Materials and Tokyo Electron for gas-assisted heat transfer patents produced approximately $27.7 million in royalties in fiscal year 2005, $7.9 million in fiscal year 2004 and $8.4 million in fiscal year 2003. The last of the principal patents covered by these licenses will expire on July 9, 2007.

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

Varian Semiconductor’s role in the semiconductor manufacturing market can be traced to VAI’s pioneering work in ultra-high vacuum technology. In the 1960’s, this technology was applied to many physics and space research projects requiring ultra-high vacuum environments. This technology proved critical in the semiconductor manufacturing process. SEB was successful in developing methods for controlling electron beams and ions in ultra-high vacuum environments and in depositing materials onto silicon wafers to create switching devices.

SEB entered the ion implantation business in fiscal year 1975 through the acquisition of Extrion Corporation, in Gloucester, Massachusetts. Since then, Varian Semiconductor has developed a complete line of medium and high current ion implanters and added the high energy product line in fiscal year 1998. These systems introduce precise quantities of dopant materials into silicon wafers, creating desired electrical characteristics. In June 1997, SEB sold its Thin Film Systems (“TFS”) business, which made physical vapor deposition equipment, also known as sputtering systems, to Novellus. In July 1998, SEB acquired the high energy ion implantation equipment product line of Genus, Inc.

Employees

As of December 2, 2005, Varian Semiconductor had 1,518 full-time employees worldwide—1,134 in North America, 299 in Asia Pacific and 85 in Europe. None of Varian Semiconductor’s employees based in the U.S. are subject to collective bargaining agreements and Varian Semiconductor has never experienced a work stoppage, slowdown or strike. None of Varian Semiconductor’s employees is represented by a labor union and Varian Semiconductor considers its employee relations to be good.

Executive Officers

The current executive officers of Varian Semiconductor are listed below. Executive officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Name and Title	Age	Business Experience
Richard A. Aurelio Executive Chairman of the Board	61	Mr. Aurelio was appointed Executive Chairman in October 2004 and previously served as Varian Semiconductor’s Chairman and Chief Executive Officer since February 2001. From April 1999 to February 2001, he served as Varian Semiconductor’s President and Chief Executive Officer. Prior to April 1999, he was the Executive Vice President of VAI responsible for the Semiconductor Equipment Business. Mr. Aurelio joined VAI in 1991 from a position as Executive Vice President of ASM Lithography Netherlands, B.V., a European-based company, where he was also President of its U.S. affiliate. Mr. Aurelio was hired as President of the Semiconductor Equipment Business in 1991 and was elevated to Executive Vice President of VAI in 1992. Mr. Aurelio was on the Board of Directors of Mykrolis Corporation from February 2002 until November 2004. He has been a director of Brion Technologies, Inc. since September 2002.

Name and Title	Age	Business Experience
Gary E. Dickerson Chief Executive Officer	48	Mr. Dickerson has served as Varian Semiconductor’s Chief Executive Officer and a Director of Varian Semiconductor since October 2004. Prior to joining Varian Semiconductor, Mr. Dickerson was President and Chief Operating Officer of KLA-Tencor from July 2002 to April 2004. From July 1999 to June 2002, he served as Chief Operating Officer of KLA-Tencor. Previously at KLA-Tencor, Mr. Dickerson was the Executive Vice President of the Customer Group from July 1997 to June 1999, Group Vice President for the Wafer Inspection Group from January 1996 to June 1997, and General Manager of the Wisard Division from July 1994 to December 1995.
Robert J. Halliday Executive Vice President, Treasurer and Chief Financial Officer	51	Mr. Halliday has served as Varian Semiconductor’s Executive Vice President, Treasurer and Chief Financial Officer since October 2004. From November 2002 to October 2004, Mr. Halliday served as Varian Semiconductor’s Vice President, Treasurer and Chief Financial Officer. From March 2001 to November 2002, Mr. Halliday served as Varian Semiconductor’s Vice President and Chief Financial Officer. Prior to joining Varian Semiconductor, Mr. Halliday was Vice President and Chief Financial Officer of Unica Corporation, a software company. Previously, Mr. Halliday was at Ionics, Inc., a manufacturer of water treatment capital equipment. At Ionics, Inc., he was Chief Operating Officer in 2000; Vice President of the Consumer Water Group from 1996 to 2000; and Chief Financial Officer from 1990 to 2000. Mr. Halliday has been a director of Zoll Medical Corporation since July 2003.
Stanley K. Yarbro Executive Vice President, Sales and Worldwide Field Operations	56	Mr. Yarbro has served as Varian Semiconductor’s Executive Vice President, Sales and Worldwide Field Operations since November 2004. Prior to joining Varian Semiconductor, Mr. Yarbro was Group Vice President of Field Operations at KLA-Tencor from July 1999 to October 2004. He also held the positions of President at Park Scientific, Limited from 1994 to 1999, Vice President of Sales and Marketing at Spectra Physics, Inc. from 1986 to 1992, and Director of Marketing, along with other sales management positions, at Perkin-Elmer, Inc. from 1979 to 1986.
Yong-Kil Kim Executive Vice President, General Manager, Asia Pacific Operations, President of Varian Korea Ltd.	48	Mr. Kim has served as Varian Semiconductor’s Executive Vice President since October 2004. He has served as Varian Semiconductor’s Vice President and General Manger of its Asia Pacific Operations since May 2000 and President of Varian Korea, Limited since April 1999. From April 1997 to March 1999, he served as Executive Vice President of Varian Korea, Limited. From July 1994 to March 1997, he was Director of Sales and Marketing for the Asia Pacific Region. Mr. Kim joined VAI in August 1989 and held various managerial positions in Applications, Marketing and Sales. Previously, Mr. Kim worked for IBM’s T.J. Watson Research Center in Yorktown Heights, New York, from July 1988 to August 1989, and earlier at Massachusetts Institute of Technology in Cambridge, Massachusetts from 1983 to July 1988.

Name and Title	Age	Business Experience
Gary L. Loser Vice President, Secretary and General Counsel	55	Mr. Loser has served as Varian Semiconductor’s Vice President, Secretary and General Counsel since April 1999. Prior to joining Varian Semiconductor, Mr. Loser was Senior Business Counsel and Senior Intellectual Property Counsel for the GE Plastics operating component of General Electric Company (“General Electric”) since 1992. Previously, Mr. Loser held various other positions in General Electric’s Legal Department during his 17 years with General Electric.
Alan P. Sheng Vice President, Engineering	61	Mr. Sheng has served as Varian Semiconductor’s Vice President, Engineering since March 2001. Mr. Sheng will retire from Varian Semiconductor effective at the end of the second quarter 2006. Mr. Sheng’s retirement agreement is included as an exhibit to this report on Form 10-K. Prior to joining Varian Semiconductor, Mr. Sheng spent 14 years with Rockwell/Goss Graphic Systems Inc., most recently as Chief Technology Officer and Senior Vice President of Engineering. Previously, Mr. Sheng had been a Researcher for nine years at AT&T Bell Laboratories. He also served as a Research Physicist at the California Institute of Technology and at Rutgers University.
Walter F. Sullivan Vice President, Customer Operations and Quality	54	Mr. Sullivan has served as Varian Semiconductor’s Vice President, Customer Operations since November 2002. Mr. Sullivan was Varian Semiconductor’s Vice President, Customer Operations and Chief Information Officer from November 1999 through November 2002. Prior to November 1999, he was Vice President, Customer Support of the Semiconductor Equipment Business at VAI, a position he held since 1995.

Item 2.	Properties.

Varian Semiconductor’s headquarters and manufacturing facility is located in Gloucester, Massachusetts. In addition, Varian Semiconductor has five sales and service offices located in the U.S. and 26 located outside of the U.S., including offices in France, Germany (three), the Netherlands, Japan (seven), Korea (three), Taiwan (four), China (five), Singapore and Malaysia. These offices and facilities aggregate more than 621,000 square feet, of which 180,000 square feet is leased. Since fiscal year 1994, the manufacturing facilities have been registered to the internationally recognized ISO 9001 standard. ISO 2000 certification was obtained in fiscal year 2002, and a recertification was obtained in 2005. Field support operations in Europe and Korea have been registered to the ISO 9001:2002 standard since 2003 and 2002, respectively.

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

The following table reflects Varian Semiconductor’s locations by geographic segment.

Location	Property Interest	Approx. Sq. Footage of Floor Space
North America	Own	377,000
North America	Lease	100,000
Korea	Own	64,000
Korea	Lease	3,000
Japan	Lease	21,000
Europe	Lease	12,000
Taiwan	Lease	23,000
Other	Lease	21,000

Total		621,000

Item 3.	Legal Proceedings.

Pursuant to the dispute resolution provisions of the Agreement dated January 1, 1992 between Varian Semiconductor and Applied Materials, in September 2002 Varian Semiconductor filed an arbitration demand with the American Arbitration Association asserting that Applied Materials breached the Agreement by failing to pay royalties on products Varian Semiconductor believed were covered by the Agreement’s patent license to Applied Materials. In its arbitration demand, Varian Semiconductor sought to recover back royalties, interest and attorneys’ fees. On May 2, 2003, the arbitration panel issued its decision that certain of Applied Materials’ products were subject to royalty obligations under the Agreement, and on September 1, 2004 the arbitration panel ruled that the patents at issue in the arbitration were valid and enforceable. Applied Materials made an initial payment of $22.0 million for back royalties and interest on October 4, 2004 and a final payment of $2.6 million for back interest and royalties on November 8, 2004. Applied Materials also is required to pay quarterly unit-based royalty payments to Varian Semiconductor on future sales of certain products found to be within the scope of the Agreement through expiration of the Agreement on March 20, 2007.

In September 2000, Varian Semiconductor and Applied Materials settled patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, Varian Semiconductor recorded a gain of $16.0 million ($10.8 million after taxes) relating to this litigation settlement. Included in current liabilities and classified as an estimated loss contingency was $2.7 million as of October 1, 2004. The statute of limitations on the indemnification obligations expired during the first quarter of fiscal year 2005. Consequently, the remaining estimated loss contingency was reversed during fiscal year 2005 and is included as a component of other income, net.

In connection with the spin-off from VAI, now known as Varian Medical Systems, Inc. (“VMS”), Varian Semiconductor, VMS and Varian, Inc. (“VI”) entered into certain agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, and a Transition Services Agreement (collectively, the “Distribution Related Agreements”) whereby Varian Semiconductor agreed to indemnify VMS and VI for any costs, liabilities or expenses relating to Varian Semiconductor’s legal proceedings, including the Applied Materials matters. Under the Distribution Related Agreements, Varian Semiconductor has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS. Varian Semiconductor believes the estimated fair value of the indemnification agreements is minimal, except as already recorded on the financial statements.

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

No matters were submitted to a vote of security holders of Varian Semiconductor, through solicitation of proxies or otherwise, during the last quarter of fiscal year 2005.

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

Fiscal Year 2004	High	Low
First Quarter	$51.98	$38.89
Second Quarter	$51.16	$35.95
Third Quarter	$45.87	$31.05
Fourth Quarter	$36.08	$25.61

Fiscal Year 2005	High	Low
First Quarter	$41.14	$30.72
Second Quarter	$41.05	$30.13
Third Quarter	$41.50	$32.55
Fourth Quarter	$46.59	$36.84

The reported closing price of Varian Semiconductor’s common stock on The Nasdaq National Market on December 7, 2005 was $43.11 per share. The number of stockholders of record on December 7, 2005 was 2,854.

Varian Semiconductor has never declared or paid cash dividends on its common stock and does not expect to pay any cash dividends on its common stock in the foreseeable future.

On October 22, 2004, Varian Semiconductor’s Board of Directors authorized the repurchase, from time to time, of up to 3.5 million shares of Varian Semiconductor’s common stock on the open market. During the first quarter of fiscal year 2006, Varian Semiconductor repurchased 530,849 shares at a weighted-average price per share of $37.75.

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

	Fiscal Year
	2005¹	2004	2003	2002²	2001³
	(amounts in millions, except per share amounts)
Consolidated Statements of Income Data:
Revenue	$600.5	$530.1	$362.5	$335.4	$632.0
Gross profit	268.7	239.8	151.4	139.2	233.2
Income before cumulative effect of change in accounting principle	72.0	61.1	10.8	9.0	64.6
Cumulative effect of change in accounting principle, net of tax of $15.7	—	—	—	—	(27.0)
Net income	$72.0	$61.1	$10.8	$9.0	$37.6
Weighted average shares outstanding—basic	36.8	36.1	34.2	33.2	32.3
Weighted average shares outstanding—diluted	37.6	37.0	35.2	34.8	34.0
Income per share before cumulative effect of change in accounting principle—basic	$1.96	$1.69	$0.32	$0.27	$2.00
Income per share before cumulative effect of change in accounting principle—diluted	$1.92	$1.65	$0.31	$0.26	$1.90
Cumulative effect of change in accounting principle—basic	—	—	—	—	$(0.84)
Cumulative effect of change in accounting principle—diluted	—	—	—	—	$(0.80)
Net income per share—basic	$1.96	$1.69	$0.32	$0.27	$1.16
Net income per share—diluted	$1.92	$1.65	$0.31	$0.26	$1.10

Consolidated Balance Sheet Data
Cash and cash equivalents	$193.4	$218.6	$310.5	$307.8	$278.6
Short-term investments	$280.6	$173.9	$40.0	$—	$—
Total assets	$862.8	$749.5	$598.6	$596.4	$600.7
Working capital	$635.0	$528.0	$429.5	$382.6	$344.8
Total liabilities[4]	$173.7	$173.4	$124.6	$160.1	$201.2
Stockholders’ equity	$689.1	$576.1	$474.0	$436.2	$399.5

(1)	Fiscal year 2005 results included non-recurring pre-tax royalty revenue of $18.9 million and interest income of $5.7 million, net income of $17.0 million after tax or $0.45 per diluted share, relating to a settlement of a patent license agreement with Applied Materials.

(2)	Fiscal year 2002 results included non-recurring pre-tax royalty and license revenue of $27.8 million and a gain of $5.1 million in other income, net income of $22.1 million after tax or $0.66 per diluted share, relating to the Settlement and License Agreement with Lam.

(3)	Varian Semiconductor recorded a non-cash charge of $42.7 million, net income of $27.0 million after tax or $0.80 per diluted share, to reflect the cumulative effect of the accounting change as of the first quarter of fiscal year 2001 related to the adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

(4)	Long term liabilities, a component of total liabilities, represented $20.1 million, $19.7 million, $17.9 million, $8.6 million and $9.1 million at the end of fiscal years 2005, 2004, 2003, 2002 and 2001, respectively.

This selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included in “Item 15—Exhibits and Financial Statement Schedules.”

QUARTERLY FINANCIAL DATA

(Unaudited)

Selected Quarterly Results of Operations

The following tables set forth unaudited quarterly consolidated statements of income data for each of the eight fiscal quarters in the period ended September 30, 2005. The quarterly data should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(amounts in millions, except per share amounts)
Revenue	$148.4	$139.1	$166.7	$146.3	$600.5
Cost of revenue	72.3	80.8	96.2	82.5	331.8

Gross profit	76.1	58.3	70.5	63.8	268.7
Operating expenses	46.0	44.3	45.7	47.5	183.5

Operating income	30.1	14.0	24.8	16.3	85.2
Net interest and other income	10.5	2.3	3.0	3.4	19.2

Income before income taxes	40.6	16.3	27.8	19.7	104.4
Provision for income taxes	12.6	5.2	8.5	6.1	32.4

Net income	$28.0	$11.1	$19.3	$13.6	$72.0

Weighted average shares outstanding—basic	36.5	36.6	36.8	37.4	36.8
Weighted average shares outstanding—diluted	37.2	37.3	37.6	38.2	37.6
Net income per share—basic	$0.77	$0.30	$0.52	$0.36	$1.96
Net income per share—diluted	$0.75	$0.30	$0.51	$0.36	$1.92

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(amounts in millions, except per share amounts)
Revenue	$101.8	$127.3	$146.2	$154.8	$530.1
Cost of revenue	59.4	69.6	79.3	82.0	290.3

Gross profit	42.4	57.7	66.9	72.8	239.8
Operating expenses	36.1	38.0	39.1	40.1	153.3

Operating income	6.3	19.7	27.8	32.7	86.5
Net interest and other income	0.9	0.8	0.6	1.1	3.4

Income before income taxes	7.2	20.5	28.4	33.8	89.9
Provision for income taxes	2.4	6.5	9.1	10.8	28.8

Net income	$4.8	$14.0	$19.3	$23.0	$61.1

Weighted average shares outstanding—basic	35.5	36.1	36.3	36.4	36.1
Weighted average shares outstanding—diluted	36.7	37.1	37.1	36.9	37.0
Net income per share—basic	$0.14	$0.39	$0.53	$0.63	$1.69
Net income per share—diluted	$0.13	$0.38	$0.52	$0.62	$1.65

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms “believes,” “anticipates,” “expects,” “plans” or similar expressions, are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. There are a number of important factors that could cause Varian Semiconductor’s actual results to differ materially from those indicated by forward-looking statements made in this report and presented by management from time to time. Some of the important risks and uncertainties that may cause Varian Semiconductor’s financial results to differ are described under the heading “Risk Factors.”

Overview

Varian Semiconductor is the leading supplier of ion implantation equipment used in the fabrication of semiconductor chips. Varian Semiconductor designs, manufactures, markets and services semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the world. The VIISta ion implanter products are designed to leverage single wafer processing technology for the full range of semiconductor implant applications. Varian Semiconductor has shipped over 3,400 systems worldwide.

Varian Semiconductor provides support, training, and after-market products and services that help its customers obtain high utilization and productivity, reduce operating costs, and extend capital productivity of investments through multiple product generations. In fiscal year 2005, Varian Semiconductor was ranked number one in customer satisfaction in VLSI Research Inc.’s customer survey for all large suppliers of wafer processing equipment, an honor received in eight of the past nine years.

Varian Semiconductor’s business is cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depends on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. In fiscal years 2001 and 2002, semiconductor equipment manufacturers experienced a significant contraction in the demand for products due to the slowdown in economies worldwide, specifically the slowdown in technology sectors that utilize integrated circuits. In fiscal year 2003, Varian Semiconductor experienced an increase in business activity owing to a generally strengthening economy and increased demand for semiconductors. Demand for semiconductor industry products continued and Varian Semiconductor’s fiscal year 2004 revenue increased 46% over fiscal year 2003. For fiscal year 2005, Varian Semiconductor’s revenue increased 13% over fiscal year 2004 as customers migrate to single wafer systems, which favor Varian Semiconductor’s product offering. Although visibility is significantly limited, Varian Semiconductor is anticipating a flat global semiconductor equipment market in fiscal year 2006.

Critical Accounting Policies and Significant Accounting Estimates

Varian Semiconductor’s discussion and analysis of its financial condition and results of operations are based upon Varian Semiconductor’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of these consolidated financial statements requires Varian Semiconductor to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a continual basis, Varian Semiconductor evaluates its estimates, including those related to inventories, accounts receivable, intangible assets, income taxes, warranty obligations, deferred revenue, post-retirement benefits, contingencies, and foreign currencies. Varian Semiconductor operates in a highly cyclical and competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, customer and supplier lead times, and geographic and macroeconomic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. Varian Semiconductor bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also the factors discussed in the section titled “Risk Factors.”

Varian Semiconductor believes that the following sets forth the critical accounting policies used by Varian Semiconductor in the preparation of its consolidated financial statements.

Revenue Recognition

Product revenue includes established products, new products, upgrades and spare parts.

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

Products are classified as established products if post-delivery acceptance provisions and the installation process have been determined to be routine, due to the fact that the acceptance provisions are generally a replication of pre-shipment procedures, and there is a demonstrated history of achieving predetermined installation cost targets. The majority of products are designed and manufactured to meet contractual customer specifications. To ensure customer specifications are satisfied, the systems are tested at Varian Semiconductor’s manufacturing facility prior to shipment. To the extent that customers’ conditions cannot be replicated in Varian Semiconductor’s facilities, or if there is not a demonstrated history of meeting newer customer specifications, then the product is treated as new for revenue recognition purposes. Varian Semiconductor has predetermined criteria for changing the classification of a new product to an established product. A new product must achieve a set number of acceptances and a set target for installation cost. Once the criteria have been achieved for a new product, the product is considered established.

Service revenue includes revenue from maintenance and service contracts, extended warranties, paid service and system installation services. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Extended warranty revenue is deferred and recognized ratably over the applicable warranty term. Revenue related to paid service is recorded when earned and revenue related to installation is recorded upon fulfillment of the service obligation and customer acceptance. It takes approximately three to six weeks for Varian Semiconductor technicians to complete the installation of Varian Semiconductor products and perform tests agreed to with customers. Certain customers formally document their acceptance of Varian Semiconductor’s products at this time. Other customers elect to perform additional internal testing prior to formal acceptance, and this process generally takes eight to twelve weeks.

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

Allowance for Doubtful Accounts

Varian Semiconductor maintains allowances for doubtful accounts for estimated losses resulting from the inability to make required payments for products and services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. If the financial conditions of Varian Semiconductor’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. If accounts previously identified as a risk and reserved for subsequently stabilize, and are deemed to no longer be at risk for collection, or categories past due decrease, the allowance for doubtful accounts may be reduced. As a result, a reduction to bad debt expense would be recognized in the period the determination was made.

Inventory and Purchase Order Commitments

Varian Semiconductor values its inventory at the lower of cost or market. The determination of lower of cost or market requires that Varian Semiconductor make significant assumptions about future demand for products and the transition to new product offerings from legacy products. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. Varian Semiconductor also provides for losses on those open purchase order commitments in which Varian Semiconductor’s estimated obligation to receive inventory under the commitments exceeds expected production demand. These assumptions include, but are not limited to, future manufacturing schedules, customer demand, supplier lead time and technological and market obsolescence. Once inventory is written down and a new cost basis has been established, it is not written back up if demand increases. If market conditions are less favorable than those projected by management, additional inventory provisions may be required. If market conditions are more favorable than those projected by management, and specific inventory previously written down is subsequently sold, gross profit would improve by the amount of the specific write-down reversed in the period the inventory is sold. In the case of purchase order commitments, more favorable market conditions or successful negotiations with suppliers will result in a reduction of provisions in the period the excess purchase order commitments are reduced.

Valuation Allowance on Deferred Tax Assets and Income Tax Provision

The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. On a quarterly basis, Varian Semiconductor evaluates both the positive and negative evidence bearing upon the realizability of its deferred tax assets. Varian Semiconductor considers future taxable income, ongoing prudent and feasible tax planning strategies, and the ability to utilize tax losses and credits in assessing the need for a valuation allowance. A valuation allowance related to certain state tax credit carryforwards has been recorded. Management has concluded that it is more likely than not that these credits will not be utilized since historically the annual amount of state credits generated exceeds the amount of credits that can be used. Should Varian Semiconductor determine that it is not able to realize all or part of its other deferred tax assets in the future, a valuation allowance would be required resulting in an expense recorded within the provision for income taxes in the Statement of Income in the period in which such determination was made. It is possible that the amount of the deferred tax asset considered realizable could be reduced in the near term if future taxable income is reduced. Varian Semiconductor’s effective tax rate is affected by levels of taxable income in domestic and foreign tax jurisdictions, U.S. tax credits generated and utilized for research and development expenditures, U.S. foreign income exclusion, investment tax credits and other tax incentives specific to domestic and foreign operations. In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service (“IRS”). The IRS has conducted an examination for the tax years 1999 through 2003 as part of its routine examinations of Varian Semiconductor’s income tax returns. Fieldwork for the examination was completed in the fourth quarter of fiscal year 2005 and submitted to the Congressional Joint Committee on Taxation (“Joint Committee”) for final approval. Varian Semiconductor was notified of Joint Committee approval in the first quarter of fiscal year 2006. Varian Semiconductor anticipates recording a tax benefit and related interest income in the first half of fiscal year 2006 in the range of $8.0 to $12.0 million related to the favorable conclusion of this multi-year tax examination.

Product Warranties

Varian Semiconductor provides for the estimated cost of product warranties, the amount of which is based primarily upon historical information, at the time product revenue is recognized. While Varian Semiconductor engages in extensive product quality programs and processes including actively monitoring and evaluating the quality of its component supplies, Varian Semiconductor’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure and supplier warranties on parts delivered to Varian Semiconductor. Should actual product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure or supplier warranties on parts differ from Varian Semiconductor’s estimates, revisions to the estimated warranty liability would be required.

Environmental Liabilities

Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or Varian Semiconductor’s commitment to a formal plan of action. In situations where the various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate then future costs, the lower limit of an estimated range is accrued on a non-discounted basis. All other liabilities, where Varian Semiconductor has generally sufficient knowledge to estimate the scope of costs and future activities, are accrued on a discounted basis. Should new information become available and/or different assumptions are applied in the estimation of environmental liabilities, revisions to the accrued environmental liability would be required.

Results of Operations

Fiscal Year

Varian Semiconductor’s fiscal year is a 52- or 53-week period that ends on the Friday nearest September 30. Fiscal year 2005 was comprised of a 52-week period ended on September 30, 2005. Fiscal year 2004 was comprised of a 52-week period ended on October 1, 2004. Fiscal year 2003 was comprised of a 53-week period ended on October 3, 2003.

Fiscal Year 2005 Compared to Fiscal Year 2004

Revenue

The following table sets forth total revenue and revenue by revenue stream for fiscal years 2005 and 2004.

	Fiscal Year		Change	Percent Change
	2005	2004
	(amounts in millions)
Product	$488.7	$456.2	$32.5	7.1%
Service	84.1	66.0	18.1	27.4%
Royalty and license	27.7	7.9	19.8	250.6%

Total revenue	$600.5	$530.1	$70.4	13.3%

Product

During fiscal year 2005, Varian Semiconductor believes that the overall market for systems declined by about 10% compared to fiscal year 2004. However, Varian Semiconductor’s product sales increased by 7.1%. The increase was due to a unit increase in system sales of 2.3%, a shift towards VIISta systems, which typically have higher selling prices than legacy systems, and an increase in sales of parts and upgrades. Varian Semiconductor believes that market share gains, particularly in the high current sector, and a shift in industry spending toward memory manufacturers, were the primary reasons for Varian Semiconductor’s increase in sales versus the overall market for ion implanters and related products.

Service

The increase in service revenue from fiscal year 2004 to fiscal year 2005 is primarily the result of an increase in the number of system installations. System installation revenues increased by $14.1 million in fiscal year 2005 compared to fiscal year 2004. Service contract revenues also increased by $4.8 million, primarily as a result of sales of service contracts with new systems. Generally, installation revenue is influenced by shipment volume of systems, product mix, customer mix, and timing of customer acceptance. In addition, as products mature and installations require less effort to complete, the fair value of installation revenue decreases and product revenue simultaneously increases.

Royalty and License

As a result of an arbitration panel ruling in the second phase of the arbitration between Varian Semiconductor and Applied Materials, Varian Semiconductor received payments of $24.6 million during the first quarter of fiscal year 2005 for past due royalties and interest. Applied Materials is also required to make quarterly unit-based royalties payments to Varian Semiconductor on future sales of certain products found to be within the scope of the patent license agreement (“the Agreement”) through the expiration of the Agreement in March 2007. Of the total $29.9 million received in fiscal year 2005 from Applied Materials, Varian Semiconductor recognized $5.7 million during fiscal year 2005 as interest income and the remaining $24.2 million as royalty revenue.

Pursuant to the terms of a Settlement and License Agreement between Lam and Varian Semiconductor, Lam was required to make quarterly cash payments of $1.25 million through the first quarter of fiscal year 2005 for future use of the patents. These quarterly cash payments were recognized as revenue in fiscal years 2005, 2004 and 2003.

Customers

Revenue from Varian Semiconductor’s ten largest customers in fiscal years 2005 and 2004 accounted for approximately 66% and 60% of revenue, respectively. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In fiscal year 2005, revenue from two customers accounted for 20% and 14% of Varian Semiconductor’s total revenue. In fiscal year 2004, revenue from two customers accounted for 14% and 10% of Varian Semiconductor’s total revenue.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue recognized in any given period (see also “Risk Factors” and “Critical Accounting Policies—Revenue Recognition”).

Cost of Product Revenue.    Cost of product revenue was $280.4 million and gross margin was 43% for fiscal year 2005, compared to the cost of product revenue of $249.1 million and gross margin of 45% for fiscal year 2004. Gross margin decreased in fiscal year 2005 due to less favorable factory overhead absorption, as well as higher levels of field support, distribution and inventory-related costs associated with the larger installed base of systems in new fabs. The decrease in gross margin was offset slightly by increased sales of parts and upgrades, which traditionally have higher margins than sales of other products. Cost of product revenue in fiscal years 2005 and 2004 was favorably impacted by $1.7 million and $0.9 million, respectively, from the sale of certain inventory for which the carrying value had been reduced in previous periods.

Cost of Service Revenue.    Cost of service revenue was $51.4 million and gross margin was 39% for fiscal year 2005, compared to $41.2 million and gross margin of 38% for fiscal year 2004. The increase in cost of service for fiscal year 2005 was due to an increase in the number of installations completed. Further, the increase in service gross margin in fiscal year 2005 was a result of improved installation profitability primarily due to the timing and mix of completed installations.

Research and Development.    Research and development expenses were $77.7 million for fiscal year 2005, compared to $67.7 million for fiscal year 2004, an increase of $10.0 million, or 14.8%. The increase in research and development spending is attributable to Varian Semiconductor’s rapid development cycle and continuing efforts to improve productivity and technical development of its products. The year-over-year increase was a result of increased labor and material spending associated with the development of new products, particularly new generation high current implanters. In addition to developing new high current products, Varian Semiconductor continues to focus on maintaining its leadership position in the market for medium current implanters.

Marketing, General and Administrative.    Marketing, general and administrative expenses were $104.9 million for fiscal year 2005, compared to $85.6 million for fiscal year 2004, an increase of $19.3 million, or 22.5%. The increase in expenses was the result of increased marketing expenses related to the customer evaluations and demonstration of new generation products and increases in the cost of variable compensation programs that partially fluctuate with profitability, as well as increased legal expenses associated with patent enforcement actions. Marketing, general and administrative expenses in fiscal years 2005 and 2004 were favorably impacted by $0.5 million and $0.6 million, respectively, of collected trade accounts receivable that were previously included in the allowance for doubtful accounts. Additionally, the first quarter of fiscal year 2005 included a $3.5 million charge, largely non-cash, associated with the retirement of the President and Chief Operating Officer of Varian Semiconductor.

Restructuring Costs.    During fiscal year 2005, Varian Semiconductor recognized $0.9 million in restructuring costs. The restructuring costs related to reductions in headcount and facilities in Europe. There were no restructuring costs recognized during fiscal year 2004. During fiscal year 2003, Varian Semiconductor recognized approximately $1.4 million in restructuring costs. The fiscal year 2003 restructuring costs related to a reduction in headcount of approximately 55 employees and were primarily severance-related. The majority of the restructuring reserve balance of $0.2 million as of September 30, 2005, is expected to be paid during fiscal year 2006.

Below is a table summarizing the restructuring reserve activity included in accrued expenses on the balance sheet for fiscal years 2004 and 2005:

	Reduction in Work Force	Facility Closures	Other	Total
	(amounts in thousands)
Balance as of October 3, 2003	$264	$118	$—	$382
Cash payments	(264)	(31)	—	(295)

Balance as of October 1, 2004	—	87	—	87
New charges	640	274	—	914
Cash payments	(432)	(361)	—	(793)

Balance as of September 30, 2005	$208	$—	$—	$208

Interest Income and Interest Expense.    During fiscal year 2005, Varian Semiconductor earned $16.3 million in net interest income, compared to $4.3 million for fiscal year 2004. Interest income increased partially due to the $5.7 million related to past due royalties from Applied Materials as a result of an arbitration ruling. The remaining increase is due to higher cash balances and rates, along with an increased portfolio of investments.

Other Income (Expense), Net.    During fiscal year 2005, Varian Semiconductor recorded other income of $2.8 million, primarily related to the reduction of an estimated loss contingency of $2.7 million associated with patent infringement and antitrust litigation. During fiscal year 2004, Varian Semiconductor recorded an expense of $0.9 million primarily related to the cancellation of capital projects. Other income (expense), net also includes foreign currency exchange gains and losses.

Provision for Income Taxes.    Varian Semiconductor’s effective income tax rate was 31% in fiscal year 2005 and 32% in fiscal year 2004. The rate is lower than the U.S. federal statutory rate in fiscal years 2005 and 2004, principally due to credits and lower-taxed foreign income. Future tax rates may vary from these historic rates depending on the worldwide composition of earnings and the continuing availability of income tax credits, as well as the potential resolution of tax contingencies. On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA phases out the benefits from the extraterritorial exclusion in fiscal years 2005 and 2006, and provides a new deduction for income from domestic production activities. This deduction will become effective for Varian Semiconductor in fiscal year 2006. The AJCA also creates a temporary incentive for U.S. companies to repatriate accumulated foreign earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. Varian Semiconductor completed its evaluation of the foreign repatriation provisions and decided not to repatriate foreign earnings under these provisions as it would not be beneficial to Varian Semiconductor.

The IRS completed fieldwork for a multi-year tax examination of Varian Semiconductor in the fourth quarter of fiscal year 2005 and submitted its report to the Joint Committee for final approval. Varian Semiconductor was notified of Joint Committee approval in the first quarter of fiscal year 2006. Varian Semiconductor anticipates recording a tax benefit and related interest income in the first half of fiscal year 2006 in the range of $8.0 to $12.0 million related to the conclusion of the examination.

Net Income.    As a result of the foregoing factors, for fiscal year 2005 Varian Semiconductor recorded net income of $72.0 million, compared to net income of $61.1 million for fiscal year 2004. The net income per diluted share was $1.92 for fiscal year 2005, compared to net income per diluted share of $1.65 for fiscal year 2004.

Fiscal Year 2004 Compared to Fiscal Year 2003

Revenue

The following table sets forth total revenue and revenue by revenue stream for fiscal years 2004 and 2003.

	Fiscal Year		Change	Percent Change
	2004	2003
	(amounts in thousands)
Product	$456.2	$284.9	$171.3	60.1%
Service	66.0	69.2	(3.2)	(4.6)%
Royalty and license	7.9	8.4	(0.5)	(6.0)%

Total revenue	$530.1	$362.5	$167.6	46.2%

Product

Increased customer demand for single wafer ion implanters, parts and upgrades contributed to the increase in product revenue in fiscal year 2004 compared to fiscal year 2003. Typically, VIISta systems have higher selling prices than legacy systems. Varian Semiconductor believes that market share gains, particularly in the high current sector, and a shift in industry spending toward memory manufacturers, were the primary reason for Varian Semiconductor’s increase in sales versus the overall market for ion implanters and related products.

Service

Service revenue declined in fiscal year 2004 from fiscal year 2003 due to lower installation revenue. Although the number of completed installations increased by 7% in fiscal year 2004 when compared to fiscal year 2003, the average fair value of the completed installations declined. Furthermore, revenue in fiscal year 2004 increased toward the end of the fiscal year, thus, some installations related to the shipments were not complete until the beginning of fiscal year 2005. Installation revenue is influenced by shipment volume of systems, product mix and customer mix, and timing of customer acceptance. As described in our revenue recognition policy note, fair value allocated to installations is based upon hourly rates applied to the estimated time to complete the service. The fair value of our completed installations declined because, as we gain experience with a product, we become more efficient in performing installations of that product.

Royalty and License

Pursuant to the terms of a Settlement and License Agreement between Varian Semiconductor and Lam, Varian Semiconductor received, during the first quarter of fiscal year 2002, a warrant to purchase 2,000,000 shares of Lam common stock at $21.30 per share and a $5.0 million cash payment in exchange for prior use of certain Varian Semiconductor patents. Total royalty and license revenue recognized from Lam during the first quarter of fiscal year 2002 included the warrant, which was valued at $22.8 million, and the $5.0 million cash payment. Lam was required to make quarterly cash payments of $1.25 million through December 2004 for future use of the patents. These quarterly cash payments were recognized as revenue in fiscal years 2004, 2003 and 2002.

Customers

Revenue from Varian Semiconductor’s ten largest customers in fiscal years 2004 and 2003 accounted for approximately 60% and 66% of revenue, respectively. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In fiscal year 2004, revenue from two customers accounted for 14% and 10% of Varian Semiconductor’s total revenue. In fiscal year 2003, revenue from two customers accounted for 16% and 12% of Varian Semiconductor’s total revenue.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given period (see also “Risk Factors” and “Critical Accounting Policies—Revenue Recognition”).

Cost of Product Revenue.    Cost of product revenue was $249.1 million and gross margin was 45% for fiscal year 2004, compared to the cost of product revenue of $169.2 million and gross margin of 41% for fiscal year 2003. More efficient factory operations, primarily related to overhead absorption and supply chain operations, principally due to increased customer demand, increased gross profit by $25.8 million compared to the same period a year ago. In addition, the increased volume of parts and upgrades sales favorably impacted gross profit by $31.1 million compared to the same period a year ago. Gross profit was favorably affected in fiscal year 2003 by $7.2 million from the sale of certain inventory for which the carrying value had been reduced in previous periods and from the reduction of adverse inventory purchase commitments. Varian Semiconductor has historically, and may in the future, sustain inventory-related charges resulting from numerous factors, including changes in customers’ purchase commitments, changes in commitments to Varian Semiconductor’s vendors, technology changes and Varian Semiconductor’s manufacturing lead-times.

Cost of Service Revenue.    Cost of service revenue was $41.2 million and $41.9 million for fiscal years 2004 and 2003, respectively, and gross margins were 38% and 39% for each period, respectively. The decrease in gross margin for cost of service revenue in fiscal year 2004 was a result of less installation revenue, partially offset by higher paid service gross margins.

Research and Development.    Research and development expenses were $67.7 million for fiscal year 2004, compared to $60.5 million for fiscal year 2003, an increase of $7.2 million, or 11.9%. The increase was a result of increased labor and material spending associated with the development of new products, particularly new generation high current implanters. Varian Semiconductor intends to continue its investment in research and development.

Marketing, General and Administrative.    Marketing, general and administrative expenses were $85.6 million for fiscal year 2004, compared to $76.9 million for fiscal year 2003, an increase of $8.7 million or 11.3%. The increase in expenses was the result of marketing costs related to higher revenue volume and the demonstration of new generation products, increases in the cost of variable compensation programs that partially fluctuate with profitability and legal expenses associated with patent enforcement actions. Varian Semiconductor has continued to improve its accounts receivable collections experience. As a result, $0.6 million and $1.8 million of customer accounts receivables were collected in fiscal years 2004 and 2003, respectively, that were previously included in the allowance for doubtful accounts.

Restructuring Costs.    There were no restructuring costs during fiscal year 2004. During fiscal year 2003, Varian Semiconductor recognized approximately $1.4 million in restructuring costs. The restructuring costs related to a reduction in headcount of approximately 55 employees and were primarily severance-related. The majority of the restructuring reserve balance of $0.1 million as of October 1, 2004 was paid during fiscal year 2005.

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

Other Income (Expense), Net.    During fiscal year 2004, Varian Semiconductor recorded costs in other expense of $0.9 million primarily related to the cancellation of capital projects. During fiscal year 2003, Varian Semiconductor recorded a net loss in other expense of $0.4 million. Other expense, net, primarily relates to foreign exchange gains and losses.

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

Net Income.    As a result of the foregoing factors, for fiscal year 2004 Varian Semiconductor recorded net income of $61.1 million, compared to net income of $10.8 million for fiscal year 2003. The net income per diluted share was $1.65 for fiscal year 2004, compared to net income per diluted share of $0.31 for fiscal year 2003.

Liquidity and Capital Resources

Varian Semiconductor generated $73.0 million of cash from operations during fiscal year 2005, compared to $30.5 million during fiscal year 2004. Cash provided by operations in fiscal year 2005 was derived primarily from net income of $72.0 million, depreciation and amortization of $12.8 million, the tax benefit from stock options exercised and employee stock purchase plan issuances of $9.9 million, an increase in accrued expenses of $6.9 million and a decrease in other current assets of $5.7 million. The cash flow effects of net income, non-cash items and the changes in accrued expenses and other current assets were partially offset by increases in inventory of $34.6 million. Increases in inventory were due to increased customer evaluation systems and field inventory primarily for new customers. In fiscal year 2004, cash provided by operations was derived primarily from net income of $61.1 million, and increases in deferred revenue of $30.8 million, depreciation and amortization of $13.0 million and accounts payable of $11.6 million. The cash flow effects of net income and the increases in deferred revenue, depreciation and amortization and accounts payable were partially offset by increases in accounts receivable of $59.8 million and inventory of $48.4 million. The increase in accounts receivable and inventory were directly related to the significant increase in demand for semiconductor products during fiscal year 2005 as compared to fiscal year 2004.

During fiscal year 2005, Varian Semiconductor used $109.6 million for the net purchase of short-term investments and $12.4 million for the purchase of property, plant and equipment. In fiscal year 2004, Varian Semiconductor used $134.9 million for the net purchase of short-term investments and $11.6 million of cash for the purchase of property, plant and equipment.

During fiscal year 2005, Varian Semiconductor generated $23.4 million of cash from financing activities, primarily due to the issuance of stock upon the exercise of stock options and under the employee stock purchase plan of $27.7 million, partially offset by repayments of short- and long-term borrowings. During fiscal year 2004, $24.1 million of cash was generated by financing activities, primarily due to $26.2 million from the issuance of stock upon the exercise of stock options, partially offset by repayments of short- and long-term borrowings.

During the first quarter of fiscal year 2005, Varian Semiconductor’s Board of Directors authorized the repurchase of up to 3.5 million shares of Varian Semiconductor’s common stock from time to time on the open market. During the first quarter of fiscal year 2006, Varian Semiconductor repurchased 530,849 shares at a weighted-average price per share of $37.75.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash, cash equivalents and short-term investments of $474.1 million at September 30, 2005 will be sufficient to satisfy working capital requirements, commitments for capital expenditures, any future common stock repurchases and other purchase commitments, environmental contingencies and cash requirements for the foreseeable future.

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

Contractual Obligations

Under GAAP, some obligations and commitments are not required to be included in the consolidated balance sheets and statements of income. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. Other than the principal portion of the loan payments, which is included in the balance sheet, the following commitments as of September 30, 2005 have not been included in the consolidated balance sheets and statements of income included under Item 8. Financial Statements and Supplementary Data.

	Commitments by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
	(amounts in thousands)
Operating leases	$2,392	$1,711	$653	$28	$—
Loan principal and interest	5,690	785	1,570	1,570	1,765
Purchase order commitments	37,255	37,232	23	—	—

Total commitments	$45,337	$39,728	$2,246	$1,598	$1,765

As of September 30, 2005 and October 1, 2004, Varian Semiconductor’s subsidiary in Japan had two credit facilities available with two different financial institutions. At September 30, 2005, maximum available borrowings under each of the two facilities were as follows: Yen 1,000,000,000 ($8.8 million) and Yen 500,000,000 ($4.4 million). The loans are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. The interest rate for the Yen 1,000,000,000 credit facility is based on the short-term prime rate and was approximately 1.375% at September 30, 2005 and October 1, 2004. The interest rate for the Yen 500,000,000 facility is the Tokyo interbank offered rate (TIBOR) + 1.00% and was approximately 1.05% at September 30, 2005. There were no outstanding borrowings under either facility at September 30, 2005. A third facility at another institution with borrowings of Yen 400,000,000 ($3.6 million) at October 1, 2004 was repaid in February 2005.

Varian Semiconductor also has borrowing capacity in Europe and Taiwan. In April 2005, Varian Semiconductor’s subsidiary in Europe renewed a credit facility that includes overdraft protection of Euro 2.5 million which at September 30, 2005 translated to $3.0 million. Interest accrues at the Euro base rate + 1.5% and was approximately 4.25% at September 30, 2005. Varian Semiconductor’s subsidiary in Taiwan maintains a credit facility of $1.0 million. Any outstanding borrowings under the Taiwan facility accrue interest at the local base rate + 2.0% plus taxes, which was approximately 6.3% at September 30, 2005, and are payable on demand. Both credit facilities are unsecured and contain no restrictive covenants, although each facility is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of September 30, 2005 or October 1, 2004 under either facility. Varian Semiconductor’s subsidiary in Korea maintained a credit facility of $3.0 million at October 1, 2004. There were no borrowings under this facility at October 1, 2004. This facility expired in August 2005 and has not been renewed.

In February 2003, Varian Semiconductor purchased its previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. Prepayment would require Varian Semiconductor to pay a prepayment penalty equal to the greater of two percent of the outstanding principal balance or the excess of the present value of all future loan payments over the outstanding principal balance of the loan. The loan is secured by the property. The $4.2 million carrying amount of the loan had an estimated fair value of $4.4 million at September 30, 2005. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and Varian Semiconductor’s financial condition at September 30, 2005. As of September 30, 2005, Varian Semiconductor also has a standby letter of credit outstanding for $1.9 million as a guarantee for the debt on this facility.

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former VAI, now known as VMS. On April 2, 1999, VAI contributed its SEB to Varian Semiconductor, then distributed to the holders of record of VAI common stock one share of common stock of Varian Semiconductor for each share of VAI common stock owned on March 24, 1999. At the same time, VAI contributed its Instruments Business (“IB”) to VI and distributed to the holders of record of VAI common stock one share of common stock of IB for each share of VAI common stock owned on March 24, 1999. VAI retained its Health Care Systems business and changed its name to VMS effective as of April 2, 1999. These transactions were accomplished under the terms of a Distribution Agreement by and among Varian Semiconductor, VAI, hereafter referred to as VMS for periods following the spin-off and VI (the “Distribution Agreement”). For purposes of providing an orderly transition and to define certain ongoing relationships between and among Varian Semiconductor, VMS and VI after the spin-off, Varian Semiconductor, VMS and VI also entered into the Distribution Related Agreements.

The Distribution Related Agreements provide that from and after the spin-off, VMS, VI, and Varian Semiconductor will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VMS and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VMS, VI, and Varian Semiconductor. The Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll and pension liabilities) in accordance with their terms. During fiscal years 2005, 2004 and 2003, Varian Semiconductor was charged $1.2 million, $1.6 million and $1.4 million, respectively, by VMS in settlement of these obligations.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made during Varian Semiconductor’s fiscal year 2007, beginning on September 30, 2006. Varian Semiconductor does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share—Based Payment” (“SFAS No. 123(R)”). This statement is a revision of SFAS No. 123, “Accounting for Stock—Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 which expresses the staff’s views on interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SFAS No. 123(R) will require Varian Semiconductor to measure all stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In April 2005, the SEC extended the effective date for SFAS No. 123(R), and the statement is effective as of October 1, 2005 for Varian Semiconductor.

The effects of the adoption of SFAS No. 123(R) on Varian Semiconductor’s results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of stock-based awards which may be granted in the future, the life and vesting features of stock-based awards which may be granted in the future, the future market value and volatility of Varian Semiconductor’s stock, movements in the risk free rate of interest, award exercise and forfeiture patterns, and the valuation model used to estimate the fair value of each award. Varian Semiconductor is currently evaluating these variables in the design of its stock-based compensation program as well as the accounting requirements under SFAS No. 123(R) and SAB No. 107. In addition, Varian Semiconductor intends to utilize restricted stock units as a key component of its ongoing employee stock-based compensation plan. These awards generally are recognized at their fair value, equal to the quoted market price of Varian Semiconductor’s common stock on the date of issuance, and this amount is amortized on a straight-line basis over the vesting period of the shares of restricted stock held by the grantee. Varian Semiconductor believes that the adoption of SFAS No. 123(R) will have a material impact on its financial statements.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“repatriation provision”), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Varian Semiconductor completed its evaluation of this FSP and decided not to repatriate foreign earnings under these provisions as it would not be beneficial to Varian Semiconductor.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement became effective for nonmonetary asset exchanges occurring in Varian Semiconductor’s fourth quarter of fiscal year 2005. The adoption of SFAS No. 153 did not have a material impact on Varian Semiconductor’s financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred beginning in Varian Semiconductor’s first quarter of fiscal year 2006. Varian Semiconductor does not believe that the adoption of SFAS No. 151 will have a material impact on its financial statements.

Risk Factors

The semiconductor industry is cyclical, and a slowdown in demand for Varian Semiconductor’s semiconductor manufacturing equipment may negatively affect financial results.

The semiconductor industry historically has been cyclical in nature and has experienced periodic downturns. The industry may experience volatility in product pricing and in product demand. Volatility may result in significant reductions and delays in the purchase of semiconductor manufacturing equipment and the construction of new fab facilities. Even though Varian Semiconductor’s revenues may fluctuate significantly from period to period, in order to remain competitive, Varian Semiconductor continues to invest in research and development and to maintain its worldwide customer service and support capabilities. These investments in the business may adversely affect Varian Semiconductor’s financial results.

Varian Semiconductor faces intense competition in the semiconductor equipment industry.

Significant competitive factors in semiconductor equipment manufacturing include the strength of customer relationships, pricing, technological performance and timing, distribution capabilities and financial viability.

Varian Semiconductor believes that in order to remain competitive in this industry, it will need to devote significant financial resources to research and development, to offer and market a broad range of products, and maintain and enhance customer service and support centers worldwide. The semiconductor equipment industry is increasingly dominated by large manufacturers who have resources to support customers worldwide, and some of Varian Semiconductor’s competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, service and support than does Varian Semiconductor. With fewer resources, Varian Semiconductor may not be able to match the product offerings or customer service and technical support offered by its competitors. In addition, there are several smaller companies that provide innovative technology that may have performance advantages over Varian Semiconductor’s systems. If these manufacturers continue to improve their product performance and pricing, enter into strategic relationships, expand their current targeted geographic territory or consolidate with large equipment manufacturers, sales of Varian Semiconductor’s products may be adversely affected.

Varian Semiconductor derives a substantial portion of its revenues from a small number of customers, and its business may be harmed by the loss of any one significant customer.

From time to time within the same accounting period, Varian Semiconductor has sold significant percentages of its systems to its major customers, some of which include Elpida, Hynix, Infineon, IBM, Intel, Micron, Samsung, Sony, STMicroelectronics, Texas Instruments, TSMC and UMC. During some quarters, some of these customers have individually accounted for more than 10% of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. Furthermore, Varian Semiconductor may have difficulty attracting additional large customers because its sales depend, in large part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. Once a semiconductor manufacturer has selected a particular supplier’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Consequently, Varian Semiconductor may experience difficulty in selling to a prospective customer if that customer initially selects a competitor’s capital equipment.

Varian Semiconductor’s quarterly results of operations are likely to fluctuate, and as a result, Varian Semiconductor may fail to meet the expectations of its investors and securities analysts, which may cause the price of its common stock to decline.

Varian Semiconductor has experienced and expects to continue to experience significant fluctuations in its quarterly financial results. From time to time, customers may accelerate, postpone or cancel shipments, or production difficulties may delay shipments. A cancellation, delay in shipment or delay in customer acceptance of the product upon installation in any quarter may cause revenue in such quarter to fall significantly below expectations, which could cause the market price of Varian Semiconductor’s common stock to decline. Varian Semiconductor’s financial results also fluctuate based on gross profit realized on sales. Gross profit as a percentage of revenue may vary based on a variety of factors, including the mix and average selling prices of products sold, costs to manufacture and customize systems and inventory management. In addition, a number of other factors may impact Varian Semiconductor’s quarterly financial results, including, but not limited to the following:

•	changing global economic conditions and worldwide political instability;

•	general conditions in the semiconductor equipment industry;

•	unexpected procurement or manufacturing difficulties;

•	pricing of key components;

•	fluctuations in foreign exchange rates;

•	a technological change that Varian Semiconductor is unable to address with its products;

•	a failure to achieve continued market acceptance of Varian Semiconductor’s key products;

•	ability to develop, introduce and market new, enhanced and competitive products in a timely manner;

•	introduction of new products by Varian Semiconductor’s competitors;

•	strategic technology investment decisions;

•	legal or technical challenges to Varian Semiconductor’s products and technology; and

•	adverse weather conditions at its manufacturing facilities or customers facilities.

Because Varian Semiconductor’s operating expenses are based on anticipated capacity levels and a high percentage of Varian Semiconductor’s expenses are relatively fixed, a fluctuation in the timing of recognition of revenue and the level of gross profit from a single transaction could cause financial results to vary significantly from quarter to quarter.

It is difficult for Varian Semiconductor to predict the quarter in which it will be recognizing revenue from large product orders.

Varian Semiconductor customarily sells a relatively small number of systems within any period. Consequently, Varian Semiconductor’s revenue and financial results could be negatively impacted for a particular quarter if anticipated orders from even a few customers are not received in time to permit shipment and/or there are delays in customer acceptance of the product upon installation. Generally, Varian Semiconductor recognizes all or a portion of the revenue from a product upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectibility is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. [Please refer to the full revenue recognition policy in the Critical Accounting Policies and Significant Judgments and Accounting Estimates section of this report.] As a result, it is often difficult to determine the timing of product revenue recognition. In addition, Varian Semiconductor’s product order backlog at the beginning of each quarter may not include all systems needed to achieve expected revenues for that quarter. Because Varian Semiconductor may build systems according to forecast, the absence of a significant backlog for an extended period of time could adversely affect financial results.

Varian Semiconductor’s future business depends, in part, on its ability to successfully introduce and manage the transition to new products, and Varian Semiconductor may not succeed in accomplishing these goals.

Varian Semiconductor believes that its future success will depend on its ability to develop, manufacture and successfully introduce new systems and product lines with improved capabilities and to continue enhancing existing products; in particular, products that respond to the trend toward single wafer processing and 300mm wafer processing at more advanced nodes. Varian Semiconductor derives virtually all of its revenue from sales and servicing of systems and related products and services. Varian Semiconductor must accurately forecast the demand for new products while managing the transition from older products. In addition, Varian Semiconductor may be unable to complete the development or meet the technical specifications of new systems or enhancements or to manufacture and ship these systems or enhancements in volume and on time, which may harm its reputation and business. If any of Varian Semiconductor’s new products have reliability or quality problems, Varian Semiconductor may incur additional warranty and service expenses, experience a decline in product orders or incur higher manufacturing costs to correct such problems, all of which could adversely affect financial results.

Varian Semiconductor is subject to the risks of operating internationally and it derives a substantial portion of its revenues from outside the U.S.

International revenue accounts for a substantial portion of Varian Semiconductor’s revenue. Because Varian Semiconductor relies on sales to customers in Asia Pacific for a significant portion of its revenue, its business is very likely to be adversely impacted by economic downturns and instability in that region. Varian Semiconductor’s business in Asia Pacific is affected by demand in each country. In addition, international sales are subject to risks, including, but not limited to:

•	Changes in legal and regulatory requirements;

•	political and economic instability and acts of terrorism;

•	difficulties in accounts receivable collection;

•	natural disasters or public health crises;

•	difficulties in staffing for cultural diversity and managing international operations;

•	foreign trade disputes; and

•	fluctuations in foreign exchange rates.

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

Varian Semiconductor relies on obtaining and maintaining patent, copyright and trade secret protection for significant new technologies, products and processes and obtaining key licenses because of the length of time and expense associated with bringing new products through the development process to market. Varian Semiconductor intends to continue to file applications as appropriate for patents covering new products and manufacturing processes. However, Varian Semiconductor cannot provide assurance of the following:

•	that patents will be issued from any pending or future patent applications owned by, or licensed to, Varian Semiconductor;

•	that the claims allowed under any issued patents will be sufficiently broad to protect Varian Semiconductor’s technology position against competitors;

•	that any issued patents owned by or licensed to Varian Semiconductor will not be challenged, invalidated or circumvented; and

•	that the rights granted under Varian Semiconductor’s patents will provide it with competitive advantages.

Varian Semiconductor also has agreements with third parties for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses.

In addition, Varian Semiconductor maintains and enforces its trademarks to increase customer recognition of its products. If its trademarks are used by unauthorized third parties, Varian Semiconductor’s business may be harmed. Varian Semiconductor also relies on contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties to protect its proprietary rights. If these contractual agreements are breached, Varian Semiconductor may not have adequate remedies for any such breaches. Varian Semiconductor also cannot provide assurance that its trade secrets will not otherwise become known to or be independently developed by others.

Patent claims may be expensive to pursue, defend or settle and may substantially divert Varian Semiconductor’s resources and the attention of management.

Varian Semiconductor could incur substantial costs and diversion of management resources in defending patent suits brought against it or in asserting its patent rights against others. If the outcome of any such litigation is unfavorable to Varian Semiconductor, its business may be harmed. Varian Semiconductor may not be aware of pending or issued patents held by third parties that relate to its products or technologies. In the event that a claim is asserted against Varian Semiconductor, it may need to acquire a license to or contest the validity of a competitor’s patent. Varian Semiconductor cannot be certain that it could acquire such a license on commercially acceptable terms, if at all, or that it would prevail in such a proceeding. From time to time Varian Semiconductor has received notices from and has issued notices to such third parties alleging infringement of patent and other intellectual property rights relating to its products. If Varian Semiconductor is subject to future claims of patent infringement, it may be required to make substantial settlement or damage payments and may have to devote substantial resources to reengineering its products.

Varian Semiconductor depends on limited groups of suppliers or single source suppliers, the loss of which could impair its ability to manufacture products and systems.

Varian Semiconductor obtains some of the components and subassemblies included in its products from a limited group of suppliers, or in some cases a single source supplier. The loss of any supplier, including any single source supplier, would require obtaining one or more replacement suppliers and may also require devoting significant resources to product development to incorporate new parts from other sources into Varian Semiconductor’s products. The need to change suppliers or to alternate between suppliers might cause delays in delivery or significantly increase Varian Semiconductor’s costs. Although Varian Semiconductor has insurance to protect against loss due to business interruption from some sources as necessary, Varian Semiconductor cannot provide assurance that such coverage will be adequate or that it will remain available on commercially acceptable terms. Although Varian Semiconductor seeks to reduce its dependence on these limited source suppliers, disruption or loss of these sources could negatively impact its business and damage customer relationships.

Varian Semiconductor’s indemnification obligations under the Distribution Related Agreements could be substantial, and Varian Semiconductor may not be fully indemnified in accordance with the Distribution Related Agreements for the expenses it incurs.

Under the terms of the Distribution Related Agreements, each of VMS, VI and Varian Semiconductor has agreed to indemnify the other parties, and certain related persons, from and after the spin-off with respect to certain indebtedness, liabilities and obligations which could be significant. The availability of such indemnities will depend upon the future financial strength of the companies. There is a risk that one or more of these companies will not be able to satisfy their indemnification obligations. In addition, the Distribution Related Agreements generally provide that if a court prohibits a company from satisfying its indemnification obligations, then such obligations will be shared equally by the other companies.

Failure to comply with present or future environmental regulations could subject Varian Semiconductor to penalties and environmental remediation costs.

Varian Semiconductor is subject to a variety of foreign, federal, state and local laws regulating the discharge of materials into the environment and the protection of the environment. These regulations include discharges into the soil, water and air and the generation, handling, storage, and transportation and disposal of waste and hazardous substances. These laws increase the costs and potential liabilities associated with the conduct of Varian Semiconductor’s operations.

VAI has been named by the U.S. Environmental Protection Agency and third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also in various stages of environmental investigation and/or remediation under the direction of, or in consultation with foreign, federal, state and local agencies at certain current or former VAI facilities. The Distribution Related Agreements provide that each of VMS, Varian Semiconductor and VI will indemnify the others for one-third of these environmental investigation and remediation costs, as adjusted for any insurance proceeds and tax benefits expected to be realized upon payment of these costs.

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken.

Varian Semiconductor has accrued estimated environmental investigation and remediation costs for these sites and facilities. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has sufficient accruals to cover Varian Semiconductor’s portion of these costs.

Accrued amounts are only estimates of anticipated future environmental-related costs, and the amounts actually spent may be greater than such estimates. Accordingly, Varian Semiconductor may need to make additional accruals and subsequent payments to cover its indemnification obligations that would exceed current estimates. In addition, Varian Semiconductor’s present and past facilities have been in operation for many years, and over that time in the course of those operations, such facilities have used substances which are or might be considered hazardous. Varian Semiconductor also may have generated and disposed of wastes which are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future that Varian Semiconductor cannot now predict.

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

An important element of Varian Semiconductor’s management strategy is to review acquisition prospects that would complement existing products, augment market coverage and distribution ability, or enhance technological capabilities. In the future, Varian Semiconductor may make acquisitions of complementary companies, products or technologies, or may reduce or dispose of certain product lines or technologies that no longer fit Varian Semiconductor’s long-term strategies. Managing an acquired business, disposing of product technologies or reducing personnel entails numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management’s attention to other business concerns, amortization of acquired intangible assets, the incurrence of debt and contingent liabilities and potential loss of key employees or customers of acquired or disposed operations, among others. Varian Semiconductor’s success will depend, to a significant extent, on the ability of its executive officers and other members of its senior management to identify and respond to these challenges effectively. In addition, any acquisitions could result in dilutive issuances of equity securities. There can be no assurance that Varian Semiconductor will be able to achieve and manage successfully any such growth, decline, integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel, or that management, personnel or systems will be adequate to support continued operations. Any such inabilities or inadequacies may have a material adverse effect on Varian Semiconductor’s business, operating results, financial condition, cash flows and/or the price of Varian Semiconductor common stock.

Varian Semiconductor manufactures its products at one primary manufacturing facility and is thus subject to risk of disruption.

Varian Semiconductor has one primary manufacturing facility, located in Gloucester, Massachusetts, and its operations are subject to disruption for a variety of reasons, including, but not limited to natural disasters, work stoppages, operational facility constraints and terrorism. Such disruption may cause delays in shipments of products to Varian Semiconductor’s customers and may result in cancellation of orders or loss of customers and could seriously harm Varian Semiconductor’s business.

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

Provisions of Varian Semiconductor’s certificate of incorporation and by-laws and of Delaware law could delay, defer or prevent an acquisition or change in control of Varian Semiconductor or otherwise adversely affect the price of its common stock. For example, Varian Semiconductor’s Board of Directors is classified into three classes, and stockholders do not have the right to call special meetings of stockholders. Varian Semiconductor’s certificate of incorporation also permits its Board of Directors to issue shares of preferred stock without stockholder approval. In addition to delaying or preventing an acquisition, the issuance of a substantial number of preferred shares could adversely affect the price of the common stock. Varian Semiconductor has also adopted a stockholders’ rights plan which could significantly dilute the equity interests of a person seeking to acquire control of Varian Semiconductor without the approval of the Board of Directors.

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

Varian Semiconductor’s financial results may be adversely impacted by higher than expected tax rates or exposure to additional income tax liabilities.

As a global company, Varian Semiconductor’s effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. Varian Semiconductor is subject to income taxes in both the U.S. and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Varian Semiconductor’s effective tax rate could be adversely affected by changes in the distribution of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect profitability. For example, recent U.S. legislation governing taxation of extraterritorial income repealed certain export subsidies that were prohibited by the World Trade Organization and enacted different tax provisions. These new tax provisions are not expected to fully offset the loss of the repealed tax provisions and, as a result, Varian Semiconductor’s U.S. tax liability may increase. In addition, Varian Semiconductor’s effective tax rate has benefited from the research and development (“R & D”) tax credit which expires on December 31, 2005. If the R & D credit is not extended, Varian Semiconductor’s tax liability may increase. Further, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on Varian Semiconductor’s ability to generate future taxable income in the U.S. In addition, the amount of income taxes paid is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect profitability.

Changes in accounting standards for stock-based compensation may adversely affect Varian Semiconductor’s operating results, stock price, and competitiveness in the employee marketplace.

The adoption of SFAS No. 123(R) requires Varian Semiconductor to expense all stock-based compensation provided to employees beginning with fiscal year 2006. The environment for skilled employees that are knowledgeable about Varian Semiconductor’s products and services is a competitive one, and Varian Semiconductor believes that stock-based compensation is an important part of the overall compensation offered to attract and retain such employees. SFAS No. 123(R) will decrease Varian Semiconductor’s earnings based on its measure of the value of stock-based compensation. There is some risk that the design of Varian Semiconductor’s compensation plans could not balance profitability with employee retention objectives. Moreover, as Varian Semiconductor will be adopting these rules before many of its peer companies, there may be, for some period of time, an appearance that Varian Semiconductor’s earnings are lower than those of comparable companies that have not yet adopted SFAS No. 123(R), which could have a negative effect on Varian Semiconductor’s stock price.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

As a multinational company, Varian Semiconductor faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as Varian Semiconductor’s business practices evolve and could impact Varian Semiconductor’s financial results. However, a 10% change in the exchange rate of the U.S. dollar against other major currencies would not have a material effect on Varian Semiconductor’s results of operations. Historically, Varian Semiconductor’s primary exposures have resulted from non-U.S. dollar-denominated sales and purchases in Asia Pacific and Europe. Varian Semiconductor does not enter into forward exchange contracts for trading purposes. Varian Semiconductor’s forward exchange contracts generally range from one to nine months in original maturity. No forward exchange contract exceeds one year in original maturity.

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange loss for the fiscal years ended 2005, 2004 and 2003 was $46,000, $126,000 and $33,000, respectively.

Forward exchange contracts outstanding are summarized as follows (dollars in thousands):

	September 30, 2005			October 1, 2004
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Korean Won	$8,839	1,034.63	$8,699	$2,520	1,148.68	$2,520
Euro	1,002	0.80	967	—	—	—
New Taiwan Dollar	638	32.60	625	1,633	33.81	1,626
Japanese Yen	—	—	—	826	109.44	820
British Pound	—	—	—	125	0.56	126

Total foreign currency purchase contracts	$10,479		$10,291	$5,104		$5,092

Foreign currency sell contracts:
Japanese Yen	$21,268	110.89	$20,868	$—	—	$—
Korean Won	10,637	1,051.30	10,417	6,467	1,155.45	6,504
Israeli Shekel	860	4.50	840	—	—	—
New Taiwan Dollar	410	33.21	409	477	33.96	477
British Pound	395	0.55	381	—	—	—
Euro	89	0.83	89	745	0.82	760

Total foreign currency sell contracts	$33,659		$33,004	$7,689		$7,741

Total contracts	$44,138		$43,295	$12,793		$12,833

Varian Semiconductor uses derivative instruments to protect its foreign operations from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor hedges its current exposures and a portion of its anticipated foreign currency exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales, except for those in Japan, are primarily denominated in the U.S. dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in marketing, general and administrative expenses in the consolidated statements of operations. There was an immaterial amount of ineffectiveness recognized during the fiscal years ended September 30, 2005 and October 1, 2004. There were four forward foreign exchange sell contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at September 30, 2005 totaling an equivalent of $30.4 million. In addition, there were four forward foreign exchange purchase contracts totaling an equivalent of $9.3 million offsetting the four forward sell contracts.

There were approximately $1.2 million net unrealized gains on these forward Yen contracts as of September 30, 2005. There were no significant unrealized gains or losses for forward Yen revenue contracts as of October 1, 2004. The fair value of forward exchange contracts generally reflects the estimated amounts that Varian Semiconductor would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of Varian Semiconductor’s exposure.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities. Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and short-term investments. Varian Semiconductor maintains cash investments primarily in U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at September 30, 2005 and October 1, 2004 were $182.1 million and $212.8 million, respectively. At September 30, 2005, Varian Semiconductor’s short-term investments were $280.6 million and consisted primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings of AA or better. At October 1, 2004, Varian Semiconductor’s short-term investments were $173.9 million and consisted primarily of U.S Treasury, government agency and corporate bonds and certificates of deposit with ratings of AA or better.

In February 2003, Varian Semiconductor purchased its facility located in Newburyport, Massachusetts. As part of the purchase price, Varian Semiconductor assumed the seller’s outstanding loan of $5.1 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. The loan is secured by the property. The $4.2 million remaining principal amount of the loan had an estimated fair value of $4.4 million at September 30, 2005. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and Varian Semiconductor’s financial condition at September 30, 2005.

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

Disclosure Controls and Procedures

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to Varian Semiconductor’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on its evaluation, management concluded that disclosure controls and procedures at September 30, 2005 were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of Varian Semiconductor is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Varian Semiconductor’s internal control over financial reporting as of September 30, 2005. In their evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on management’s evaluation using the COSO criteria, management concludes that Varian Semiconductor maintained effective internal control over financial reporting as of September 30, 2005. This evaluation has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information.

Entry into a Material Definitive Agreement

On December 9, 2005, Varian Semiconductor entered into a Retirement Agreement and General Release (the “Retirement Agreement”) with Alan P. Sheng, Varian Semiconductor’s Vice President, Engineering. Under the

terms of the Retirement Agreement, Mr. Sheng will retire from Varian Semiconductor and will resign from service as an officer of Varian Semiconductor effective March 31, 2006 (the “Retirement Date”). The Retirement Agreement provides that through the Retirement Date, Mr. Sheng is entitled to salary, a pro-rated bonus for fiscal year 2006, other incentive compensation and medical and dental benefits. Mr. Sheng will be entitled to contribute to the Employee Stock Purchase Plan through December 31, 2005. Effective as of the Retirement Date, Mr. Sheng and his spouse will be eligible for health insurance coverage under Varian Semiconductor’s retiree health insurance program in accordance with the terms thereof. Also effective on the Retirement Date, Mr. Sheng may keep the car provided by Varian Semiconductor that he is using currently without any payment to Varian Semiconductor for the car. Mr. Sheng may exercise stock options and sell restricted stock that are vested as of the Retirement Date in accordance with the Amended and Restated Omnibus Stock Plan. Under the Retirement Agreement, Mr. Sheng executed a release in favor of Varian Semiconductor and has agreed to continue to satisfy his obligations under the Nondisclosure of Proprietary Information Agreement that Mr. Sheng executed on March 20, 2001. Mr. Sheng may revoke the Retirement Agreement at any time prior to December 30, 2005.

The Retirement Agreement also provides for the immediate termination of the Change in Control Agreement for Certain Designated Executives entered into by and between Mr. Sheng and Varian Semiconductor on March 20, 2001.

The foregoing description of the Retirement Agreement is qualified in its entirety by reference to the actual Retirement Agreement, which is attached as Exhibit 10.21 to this Annual Report on Form 10-K and is incorporated herein by reference.

Entry into a Material Definitive Agreement

On December 8, 2005, the Board of Directors approved amendments to change in control agreements (the “Amendments”) with Varian Semiconductor’s executive officers. The Amendments limit the Board’s right to unilaterally terminate the change in control agreements in the six months preceding a change in control or potential change in control of Varian Semiconductor.

The foregoing description of the Amendments is qualified in its entirety by reference to the Form of Amendment, which is attached as Exhibit 10.22 to this Annual Report on Form 10-K and is incorporated herein by reference.

Termination of a Material Definitive Agreement

On December 8, 2005, the Board of Directors approved the termination, effective December 8, 2005, of the Change in Control Agreement for Certain Designated Executives entered into by and between John Aldeborgh and Varian Semiconductor on April 1, 2002.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The response to this item is contained in part under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K and in part in Varian Semiconductor’s Proxy Statement for the Annual Meeting of Stockholders to be held on February 9, 2006 (the “2006 Proxy Statement”) under the caption “Election of Directors,” which section is incorporated herein by this reference.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Item 11.	Executive Compensation.

The response to this item is contained in the 2006 Proxy Statement under the caption “Executive Compensation,” which section is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is contained in the 2006 Proxy Statement under the caption “Principal Stockholders” and “Equity Compensation Plan Information,” which sections are incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions.

The response to this item is contained in the 2006 Proxy Statement under the caption “Transactions with Related Parties,” which section is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.

The response to this item is contained in the 2006 Proxy Statement under the caption “Independent Accountants’ Fees,” which section is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements: (see index on page F-1 of this report)

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of September 30, 2005 and October 1, 2004

•	Consolidated Statements of Income for fiscal years ended September 30, 2005, October 1, 2004 and October 3, 2003

•	Consolidated Statements of Cash Flows for fiscal years ended September 30, 2005, October 1, 2004 and October 3, 2003

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for fiscal years ended September 30, 2005, October 1, 2004 and October 3, 2003

•	Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedule: (see index on page F-1 of this report)

The following financial statement schedule of Varian Semiconductor and its subsidiaries for fiscal years 2005, 2004 and 2003 is filed as a part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of Varian Semiconductor and its subsidiaries.

•	Schedule II—Valuation and Qualifying Accounts

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3) The list of Exhibits filed as a part of this Annual Report on Form 10-K are set forth in the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

By:	/s/ ROBERT J. HALLIDAY
Robert J. Halliday Executive Vice President, Treasurer and Chief Financial Officer

Date: December 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. AURELIO Richard A. Aurelio	Executive Chairman of the Board	December 13, 2005

/s/ GARY E. DICKERSON Gary E. Dickerson	Chief Executive Officer (Principal Executive Officer)	December 13, 2005

/s/ ROBERT J. HALLIDAY Robert J. Halliday	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	December 13, 2005

/s/ THOMAS C. BAKER Thomas C. Baker	Corporate Controller (Principal Accounting Officer)	December 13, 2005

/s/ ROBERT W. DUTTON Robert W. Dutton	Director	December 13, 2005

/s/ ANGUS A. MACNAUGHTON Angus A. MacNaughton	Director	December 13, 2005

/s/ DENNIS G. SCHMAL Dennis G. Schmal	Director	December 13, 2005

/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett	Director	December 13, 2005

/s/ XUN CHEN Xun Chen	Director	December 13, 2005

EXHIBIT INDEX

		Incorporated by Reference			Filed with this 10-K
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number
2.1	Distribution Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc. dated as of January 14, 1999.	10-12(g)	02/12/1999	2.1

3.1	Restated Certificate of Incorporation of Varian Semiconductor Equipment Associates, Inc.	10-12(g)	02/12/1999	3.1

3.2	By-Laws of Varian Semiconductor Equipment Associates, Inc.	10-12(g)/a	03/08/1999	3.2

4.1	Specimen Common Stock Certificate.	10-12(g)/a	03/08/1999	4.1

4.2	Rights Agreement.	10-12(g)/a	03/08/1999	4.2

4.3	Amendment No. 1 to the Rights Agreement between First Chicago Trust Company of New York and Registrant, dated February 19, 1999, to appoint EquiServe Trust Company, N.A.	10-K	12/20/2001	10.12

4.4	Amendment No. 2 to the Rights Agreement (as amended) between EquiServe Trust Company, N.A. and the Registrant.	10-K	12/14/2004	4.4

10.1	Employee Benefits Allocation Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-12(g)	02/12/1999	10.1

10.2	Intellectual Property Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc., and Varian, Inc.	10-12(g)	02/12/1999	10.2

10.3	Tax Sharing Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-12(g)	02/12/1999	10.3

10.4	Transition Services Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-12(g)	02/12/1999	10.4

10.5	Form of Change in Control Agreement for Chief Executive Officer.	8-K	10/15/2004	10.3

10.6	Form of Indemnity Agreement with Directors and Executive Officers.	10-12(g)/a	03/08/1999	10.8

10.7	Varian Semiconductor Equipment Associates, Inc. Omnibus Stock Plan, as amended.				X

10.8	Varian Semiconductor Equipment Associates, Inc. 2004 Management Incentive Plan.	8-K	11/18/2004	10.1

10.9	Agreement dated as of July 24, 1998, between Varian Associates, Inc. and High Voltage Engineering Europa B.V.	10-12(g)	02/12/1999	10.9

10.10	Varian Semiconductor Equipment Associates, Inc. Employee Stock Purchase Plan.	10-K	12/20/2001	10.11

		Incorporated by Reference			Filed with this 10-K
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number
10.11	Purchase and Sale Agreement made as of November 27, 2002, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.	10-Q	02/05/2003	10.1

10.12	First Amendment to Purchase and Sale Agreement, dated as of January 6, 2003, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.	10-Q	02/05/2003	10.2

10.13	Second Amendment to Purchase and Sale Agreement, dated as of January 28, 2003, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.	10-Q	02/05/2003	10.3

10.14	Form of Change in Control Agreement for Chief Financial Officer.	8-K	10/15/2004	10.4

10.15	Form of Change in Control Agreement for Certain Designated Executives.	8-K	10/15/2004	10.5

10.16	Form of Nonqualified Stock Option Agreement under the Omnibus Stock Plan.	8-K	10/15/2004	10.1

10.17	Form of Restricted Stock Agreement under the Omnibus Stock Plan.	8-K	05/06/2005	10.1

10.18	Offer Letter from the Registrant to Gary E. Dickerson, as amended.	10-Q	08/05/2005	10.2

10.19	Retirement Agreement and General Release, dated as of December 8, 2004 between Ernest L. Godshalk, III, and Varian Semiconductor Equipment Associates, Inc.	10-K	12/14/2004	10.19

10.20	VSEA Expatriate Assignment Offer Letter, 2005, from the Registrant to Yong-Kil Kim.	10-Q	08/05/2005	10.1

10.21	Retirement Agreement and General Release, dated as of December 8, 2005 between Alan P. Sheng, and Varian Semiconductor Equipment Associates, Inc.				X

10.22	Form of Amendment to all Change in Control Agreements.				X

21.1	Subsidiaries of the Registrant.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of the Registrant and its subsidiaries are required to be included in Item 8:

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2005 and October 1, 2004	F-4

Consolidated Statements of Income for fiscal years ended September 30, 2005, October 1, 2004 and October 3, 2003	F-5

Consolidated Statements of Cash Flows for fiscal years ended September 30, 2005, October 1, 2004 and October 3, 2003	F-6

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for fiscal years ended September 30, 2005, October 1, 2004 and October 3, 2003	F-7

Notes to the Consolidated Financial Statements	F-8

The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2005, 2004 and 2003 should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	S-1

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Varian Semiconductor Equipment Associates, Inc.:

We have completed an integrated audit of Varian Semiconductor Equipment Associates, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Varian Semiconductor Equipment Associates, Inc. and its subsidiaries at September 30, 2005 and October 1, 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

December 8, 2005

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	October 1, 2004
	(amounts in thousands, except share data)
A S S E T S
Current assets
Cash and cash equivalents	$193,426	$218,578
Short-term investments	280,646	173,891
Accounts receivable, net	123,612	123,749
Inventories	127,374	99,356
Deferred income taxes	30,865	27,691
Other current assets	32,796	38,482

Total current assets	788,719	681,747

Property, plant and equipment, net	58,435	52,344
Goodwill	12,280	12,280
Other assets	3,385	3,125

Total assets	$862,819	$749,496

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities
Notes payable and current portion of long-term debt	$426	$4,016
Accounts payable	33,272	34,134
Accrued expenses	59,280	53,234
Product warranty	8,585	7,841
Deferred revenue	52,118	54,509

Total current liabilities	153,681	153,734

Long-term accrued expenses	10,849	10,905
Deferred income taxes	5,477	4,615
Long-term debt	3,736	4,162

Total liabilities	173,743	173,416

Commitments, contingencies and guarantees (Note 19)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 38,013,838 and 36,408,995 shares issued and outstanding at September 30, 2005 and October 1, 2004, respectively	380	364
Capital in excess of par value	382,445	331,701
Retained earnings	316,330	244,320
Deferred compensation	(9,366)	(149)
Accumulated other comprehensive loss	(713)	(156)

Total stockholders’ equity	689,076	576,080

Total liabilities and stockholders’ equity	$862,819	$749,496

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	September 30, 2005	October 1, 2004	October 3, 2003
	(amounts in thousands, except per share data)
Revenue
Product	$488,719	$456,217	$284,939
Service	84,078	65,947	69,187
Royalty and license	27,724	7,945	8,375

Total revenue	600,521	530,109	362,501

Cost of revenue
Product	280,447	249,072	169,194
Service	51,367	41,197	41,948

Total cost of revenue	331,814	290,269	211,142

Gross profit	268,707	239,840	151,359

Operating expenses
Research and development	77,661	67,715	60,512
Marketing, general and administrative	104,883	85,615	76,919
Restructuring	914	—	1,435

Total operating expenses	183,458	153,330	138,866

Operating income	85,249	86,510	12,493
Interest income	16,989	5,236	4,675
Interest expense	(641)	(959)	(638)
Other income (expense), net	2,765	(923)	(436)

Income before income taxes	104,362	89,864	16,094
Provision for income taxes	32,352	28,756	5,310

Net income	$72,010	$61,108	$10,784

Weighted average shares outstanding—basic	36,813	36,085	34,219
Weighted average shares outstanding—diluted	37,597	36,978	35,176
Net income per share—basic	$1.96	$1.69	$0.32
Net income per share—diluted	$1.92	$1.65	$0.31

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 30, 2005	October 1, 2004	October 3, 2003
	(amounts in thousands)
Cash flow from operating activities:
Net income	$72,010	$61,108	$10,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,805	12,992	14,070
Amortization of bond premiums	1,663	1,049	—
Tax benefit from stock options exercised and employee stock purchase plan	9,915	14,946	8,073
Deferred income taxes	(2,312)	1,089	15,213
Stock-based compensation	4,115	47	—
Changes in assets and liabilities:
Accounts receivable	(191)	(59,840)	25,863
Inventories	(34,616)	(48,434)	23,833
Other current assets	5,686	(2,373)	(10,381)
Accounts payable	(839)	11,572	1,226
Accrued expenses	6,929	6,940	(12,242)
Product warranty	763	915	(1,301)
Deferred revenue	(2,242)	30,812	(37,911)
Other	(694)	(296)	(16)

Net cash provided by operating activities	72,992	30,527	37,211

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,386)	(11,584)	(12,934)
Proceeds from sales and maturities of short-term investments	145,030	27,083	2,383
Purchase of short-term investments	(254,580)	(162,002)	(42,404)

Net cash used in investing activities	(121,936)	(146,503)	(52,955)

Cash flows from financing activities:
Proceeds from the issuance of common stock	27,665	26,157	18,912
Repayment of notes payable	(3,848)	(1,700)	(972)
Repayment of long-term debt	(426)	(389)	(193)

Net cash provided by financing activities	23,391	24,068	17,747

Effects of exchange rates on cash	401	5	638

Net increase (decrease) in cash and cash equivalents	(25,152)	(91,903)	2,641
Cash and cash equivalents at beginning of period	218,578	310,481	307,840

Cash and cash equivalents at end of period	$193,426	$218,578	$310,481

Supplemental information to the cash flow:
Cash payments (receipts) for income taxes, net of refunds	$14,509	$9,546	$(2,213)
Cash payments for interest	$427	$531	$381
Non-cash transfers of engineering and demonstration tools from inventory to equipment, net	$6,597	$7,124	$1,191
Non-cash purchase of property and plant in exchange for debt	$—	$—	$5,099

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
	(shares and amounts in thousands)
Balance at September 27, 2002	33,821	$338	$263,470	$172,428	$—	$—	$436,236
Net income	—	—	—	10,784	—	—	10,784	$10,784
Unrealized loss on investments	—	—	—	—	—	(38)	(38)	(38)

Comprehensive income	—	—	—	—	—	—	—	$10,746

Issuance of common stock through stock option and stock purchase plans, including income tax benefit of $8,073	1,157	12	26,973	—	—	—	26,985

Balance at October 3, 2003	34,978	350	290,443	183,212	—	(38)	473,967
Net income	—	—	—	61,108	—	—	61,108	$61,108
Unrealized loss on investments	—	—	—	—	—	(119)	(119)	(119)
Unrealized gain on cash flow hedging instruments	—	—	—	—	—	1	1	1

Comprehensive income	—	—	—	—	—	—	—	$60,990

Deferred compensation related to restricted shares	—	—	169	—	(169)	—	—
Amortization of stock-based compensation	—	—	—	—	20	—	20
Issuance of common stock through stock option and stock purchase plans, including income tax benefit of $14,946	1,431	14	41,089	—	—	—	41,103

Balance at October 1, 2004	36,409	364	331,701	244,320	(149)	(156)	576,080
Net income	—	—	—	72,010	—	—	72,010	$72,010
Unrealized loss on investments	—	—	—	—	—	(1,770)	(1,770)	(1,770)
Realized gain on cash flow hedging instruments reclassified to revenue	—	—	—	—	—	(869)	(869)	(869)
Unrealized gain on cash flow hedging instruments	—	—	—	—	—	2,082	2,082	2,082

Comprehensive income	—	—	—	—	—	—	—	$71,453

Deferred compensation related to restricted shares	260	3	10,084	—	(10,087)	—	—
Amortization of stock-based compensation	—	—	—	—	870	—	870
Stock-based compensation expense	—	—	3,093	—	—	—	3,093
Issuance of common stock through stock option and stock purchase plans, including income tax benefit of $9,915	1,345	13	37,567	—	—	—	37,580

Balance at September 30, 2005	38,014	$380	$382,445	$316,330	$(9,366)	$(713)	$689,076

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Company

Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”) designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits to customers located both in the United States (“U.S.”) and in international markets. Varian Semiconductor faces risk factors similar to all companies in the semiconductor manufacturing equipment market including, but not limited to, competition, market downturn, technological change, international operations and related foreign currency risks and the ability to recruit and retain key employees.

Note 2.    Summary of Significant Accounting Policies

Fiscal Year

Varian Semiconductor’s fiscal year is a 52- to 53-week period that ends on the Friday nearest September 30. Fiscal year 2005 is comprised of a 52-week period ended on September 30, 2005. Fiscal year 2004 is comprised of a 52-week period ended on October 1, 2004. Fiscal year 2003 is comprised of a 53-week period ended on October 3, 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of Varian Semiconductor and its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, Varian Semiconductor evaluates its estimates and assumptions including, but not limited to, deferred revenue, loss contingencies, warranty accruals, the reserve for excess and obsolete inventory, income taxes payable, deferred tax assets and allowance for doubtful accounts. Actual results may differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes. These include a reclassification of certain items from inventory into other current assets and a reclassification of certain items from accrued expenses to other current assets.

Revenue Recognition

Product revenue includes established products, new products, upgrades and spare parts.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount deferred is recognized as revenue upon customer acceptance. For new products, revenue allocated to the equipment is recognized upon customer acceptance. Revenue related to spare parts and upgrade sales is recognized upon the later of delivery or when the title and risk of loss passes to the customer.

Products are classified as established products if post-delivery acceptance provisions and the installation process have been determined to be routine, due to the fact that the acceptance provisions are generally a replication of pre-shipment procedures, and there is a demonstrated history of achieving predetermined installation cost targets. The majority of products are designed and manufactured to meet contractual customer specifications. To ensure customer specifications are satisfied, the systems are tested at Varian Semiconductor’s manufacturing facility prior to shipment. To the extent that customers’ conditions cannot be replicated in Varian Semiconductor’s facilities or if there is not a demonstrated history of meeting newer customer specifications, then the product is treated as new for revenue recognition purposes. Varian Semiconductor has predetermined criteria for changing the classification of a new product to an established product. A new product must achieve a set number of acceptances and a set target for installation cost. Once the criteria have been achieved for a new product, the product is considered established.

Service revenue includes revenue from maintenance and service contracts, extended warranties, paid service and system installation services. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Extended warranty revenue is deferred and recognized ratably over the applicable warranty term. Revenue related to paid service is recorded when earned and revenue related to installation is recorded upon fulfillment of the service obligation and customer acceptance. It takes approximately three to six weeks for Varian Semiconductor technicians to complete the installation of Varian Semiconductor products and perform tests agreed to with customers. Certain customers formally document their acceptance of Varian Semiconductor’s products at this time. Other customers elect to perform additional internal testing prior to formal acceptance, and this process generally takes eight to twelve weeks.

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

Short-term investments consist primarily of certificates of deposit and corporate bonds with ratings AA or better. All short-term investments have been classified as available-for-sale and are carried at fair market value, which approximates cost, due to the short period of time to maturity and the relative risk of the investments. Varian

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Semiconductor has the intent and ability, if necessary, to liquidate any of its investments in order to meet its liquidity needs for the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of acquisition have been classified as short-term.

Accounts Receivable and Allowance for Doubtful Accounts

Substantially all of Varian Semiconductor’s accounts receivable balance relate to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is Varian Semiconductor’s best estimate of the amount of probable credit losses in its existing accounts receivable. Varian Semiconductor maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products and services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed in the period the cost is incurred. Plant and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is less. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are relieved from the accounts, and resulting gains or losses are included in other income (expense) in the consolidated statements of income.

Goodwill and Other Long-Lived Assets

At September 30, 2005 and October 1, 2004, goodwill was $12.3 million, net of accumulated amortization of $7.0 million. In accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized. Varian Semiconductor tests for the impairment of goodwill on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Varian Semiconductor tests for goodwill impairment at the entity level, as its subsidiaries do not constitute separate businesses and all possess similar economic characteristics. The test is performed by deducting the fair value of all assets and liabilities from the total estimated fair value to determine residual goodwill. As of September 30, 2005, Varian Semiconductor completed its annual goodwill impairment test and determined that no impairments existed.

Whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable, Varian Semiconductor reviews its long-lived assets for impairment. If the future undiscounted cash flows are less than the carrying amount of that asset, an impairment exists. Varian Semiconductor recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Fair value is normally assessed using a discounted cash flow model.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranties

Varian Semiconductor provides for the estimated cost of product warranties, the amount of which is based primarily upon historical information, at the time product revenue is recognized. While Varian Semiconductor engages in extensive product quality programs and processes including actively monitoring and evaluating the quality of its component supplies, Varian Semiconductor’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to Varian Semiconductor. Should actual product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, or supplier warranties on parts differ from Varian Semiconductor’s estimates, revisions to the estimated warranty liability would be required.

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been billed per the contractual terms but have not been recognized as revenue. Varian Semiconductor also defers the fair value of extended warranties bundled with equipment sales as deferred revenue. Deferred revenue for extended warranties is recognized ratably over the applicable warranty term, which generally is from 13 to 24 months from the date the customer accepts the products.

Environmental Liabilities

Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or Varian Semiconductor’s commitment to a formal plan of action. In situations where the various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate then future costs, the lower limit of an estimated range is accrued on a non-discounted basis. All other liabilities, where Varian Semiconductor has generally sufficient knowledge to estimate the scope of costs and future activities, are accrued on a discounted basis. Should new information become available and/or different assumptions are applied in the estimation of environmental liabilities, revisions to the accrued environmental liability would be required.

Income Taxes

Varian Semiconductor uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on Varian Semiconductor’s income tax provision and net income in the period in which the determination is made.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the underlying hedged items. Varian Semiconductor believes these financial instruments do not subject it to speculative risk that would otherwise result from changes in currency exchange rates. Varian Semiconductor does not use derivative financial instruments for speculative or trading purposes.

All of Varian Semiconductor’s derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged. There were four forward foreign exchange sell contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at September 30, 2005 totaling an equivalent of $30.4 million. In addition, there were four forward foreign exchange purchase contracts in the amount of an equivalent of $9.3 million partially offsetting the four forward sell contracts.

Foreign Currency Translation

For international operations, the U.S. dollar is the functional currency. Monetary assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates. Nonmonetary assets such as inventories and property, plant, and equipment are translated at historical rates. Income and expense items are translated at effective rates of exchange prevailing during each year, except that inventories and depreciation charged to operations are translated at historical rates. Foreign exchange gains and losses are recorded in the Statement of Income in other income (expense), net.

Concentration of Risk

Financial instruments that potentially expose Varian Semiconductor to concentrations of credit risk consist principally of trade accounts receivable, cash investments and forward foreign exchange contracts. In recent fiscal years, Varian Semiconductor has sold over half of its systems to its ten largest customers, and its trade accounts receivable is primarily comprised of these respective customers. However, the concentration of credit risk is limited as the customer base is dispersed among many geographic regions and is comprised primarily of large multi-national companies. Varian Semiconductor performs ongoing credit evaluations and generally does not require collateral from its customers. As of September 30, 2005, two customers accounted for 16% and 9% of the total accounts receivable balance. As of October 1, 2004, two customers accounted for 15% and 12% of the total accounts receivable balance.

In fiscal year 2005, revenue from two customers accounted for 20% and 14% of Varian Semiconductor’s total revenue. In fiscal year 2004, revenue from two customers accounted for 14% and 10% of Varian Semiconductor’s total revenue. In fiscal year 2003, two customers accounted for 16% and 12% of Varian Semiconductor’s total revenue.

The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at September 30, 2005 and October 1, 2004 were $182.1 million and $212.8 million, respectively. Cash and cash equivalents are invested with multiple financial institutions. Short-term investments consist primarily of U.S. Treasury, government agency and corporate bonds, and certificates of deposit with ratings AA or better. All short-term investments have been classified as available-for-sale and are carried at fair market value, which approximates cost, due to the short period of time to maturity and the relative risk of the investments. Varian Semiconductor manages its cash equivalents and

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet Varian Semiconductor’s current cash requirements. Varian Semiconductor also places forward foreign exchange contracts with investment grade financial institutions in order to minimize currency risk exposure.

Varian Semiconductor obtains some of the components and subassemblies that are included in its products from a limited group of suppliers, or in some cases a single source supplier. The loss of any supplier, including any single source supplier, would require obtaining one or more replacement suppliers and may also require devoting significant resources to product development to incorporate new parts from other sources into Varian Semiconductor’s products. The need to change suppliers or to alternate between suppliers might cause delays in delivery or significantly increase Varian Semiconductor’s costs. Although Varian Semiconductor has insurance to protect against loss due to business interruption from these and other sources, Varian Semiconductor cannot provide assurance that such coverage will be adequate or that it will remain available on commercially acceptable terms. Although Varian Semiconductor seeks to reduce its dependence on these limited source suppliers, disruption or loss of these sources could negatively impact its business and damage customer relationships.

Accounting for Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” Varian Semiconductor uses the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB Opinion”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its employee stock-based compensation. Under this method, compensation expense for employee awards is recorded only if the fair value of the underlying stock exceeds the exercise price of the option granted on the date of grant.

Stock option awards for employees eligible to retire currently vest and amortize over the four-year standard vesting period of the grants. Upon adoption of SFAS No. 123(R), new awards to such retirement eligible employees will amortize over a shorter period, consistent with the retirement vesting acceleration provisions of these awards. If Varian Semiconductor had historically recognized stock-based compensation costs for these employees under an accelerated method, additional compensation costs would have been accelerated and recognized in the proforma net income (loss) below. The impact of recognizing stock-based compensation under an accelerated method for the year ended September 30, 2005 would not have been material.

The following table illustrates the effect on net income as if Varian Semiconductor had determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123:

	Fiscal Year
	2005	2004	2003
	(amounts in thousands, except per share amounts)
Net income as reported	$72,010	$61,108	$10,784
Add: Compensation expense included in net income, net of related tax benefit	2,864	32	—
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax benefit	(14,048)	(10,297)	(13,596)

Pro forma net income (loss)	$60,826	$50,843	$(2,812)

Net income (loss) per share:
Basic, pro forma	$1.65	$1.41	$(0.08)
Basic, as reported	$1.96	$1.69	$0.32
Diluted, pro forma	$1.61	$1.37	$(0.08)
Diluted, as reported	$1.92	$1.65	$0.31

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $14.0 million in stock based compensation for the year ended September 30, 2005 includes $2.1 million resulting from the amendment to the definition of retirement in the Amended and Restated Omnibus Stock Plan by Varian Semiconductor’s Board of Directors on October 5, 2004 and the retirement agreement entered into on December 8, 2004 associated with the retirement of the President and Chief Operating Officer of Varian Semiconductor.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year
	2005	2004	2003
Expected life (in years)	4.0	3.5	3.5
Expected volatility	55.5%	71.7%	80.0%
Risk-free interest rate	3.8%	3.0%	2.3%
Expected dividend yield	0.0%	0.0%	0.0%

The weighted average estimated fair value of stock options granted during the fiscal years ended September 30, 2005, October 1, 2004 and October 3, 2003 was $16.36 per share, $18.08 per share and $14.12 per share, respectively.

The fair value of shares purchased under the Employee Stock Purchase Plan (“ESPP”) is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year
	2005	2004	2003
Expected life (in years)	0.5	0.5	0.5
Expected volatility	40.7%	51.3%	67.0%
Risk-free interest rate	2.6%	1.0%	1.5%
Expected dividend yield	0.0%	0.0%	0.0%

The weighted average estimated fair value of shares purchased under the ESPP during the fiscal years ended September 30, 2005, October 1, 2004 and October 3, 2003 was $9.95 per share, $10.01 per share and $8.39 per share, respectively.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made during Varian Semiconductor’s fiscal year 2007, beginning on September 30, 2006. Varian Semiconductor does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share—Based Payment” (“SFAS No. 123(R)”). This statement is a revision of SFAS No. 123, “Accounting for Stock—Based Compensation,” and

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses the staff’s views on interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SFAS No. 123(R) will require Varian Semiconductor to measure all stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In April 2005, the SEC extended the effective date for SFAS No. 123(R), and the statement is effective as of October 1, 2005 for Varian Semiconductor.

The effects of the adoption of SFAS No. 123(R) on Varian Semiconductor’s results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of stock-based awards which may be granted in the future, the life and vesting features of stock-based awards which may be granted in the future, the future market value and volatility of Varian Semiconductor’s stock, movements in the risk free rate of interest, award exercise and forfeiture patterns, and the valuation model used to estimate the fair value of each award. Varian Semiconductor is currently evaluating these variables in the design of its stock-based compensation program as well as the accounting requirements under SFAS No. 123(R) and SAB No. 107. In addition, Varian Semiconductor intends to utilize restricted stock units as a key component of its ongoing employee stock-based compensation plan. These awards generally are recognized at their fair value, equal to the quoted market price of Varian Semiconductor’s common stock on the date of issuance, and this amount is amortized over the vesting period of the shares of restricted stock held by the grantee. Varian Semiconductor believes that the adoption of SFAS No. 123(R) will have a material impact on its financial statements.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act (“AJCA”) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“repatriation provision”), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Varian Semiconductor completed its evaluation of this FSP and decided not to repatriate foreign earnings under these provisions as it would not be beneficial to Varian Semiconductor.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement became effective for nonmonetary asset exchanges occurring in Varian Semiconductor’s fourth quarter of fiscal year 2005. The adoption of SFAS No. 153 did not have a material impact on Varian Semiconductor’s financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred beginning in Varian Semiconductor’s first quarter of fiscal year 2006. Varian Semiconductor does not believe that the adoption of SFAS No. 151 will have a material impact on its financial statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Cash, Cash Equivalents and Short-term Investments

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with an original purchase maturity of three months or less to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at September 30, 2005 and October 1, 2004 were $182.1 million and $212.8 million, respectively. Short-term investments consist primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings AA or better. Varian Semiconductor manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet Varian Semiconductor’s current cash requirements.

As of September 30 2005, a net unrealized loss on short-term investments of $1.9 million was recorded as accumulated other comprehensive loss. As of October 1, 2004, a net unrealized loss on short-term investments of $0.2 million was recorded as accumulated other comprehensive loss.

Short-term investments by security type at September 30, 2005 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(amounts in thousands)
Bank certificates of deposit	$24,343	$—	$—	$24,343
U.S. Treasury and agency securities	132,174	1,651	(2,963)	130,862
Corporate bonds	126,056	127	(742)	125,441

	$282,573	$1,778	$(3,705)	$280,646

Short-term investments by security type at October 1, 2004 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(amounts in thousands)
Bank certificates of deposit	$24,753	$—	$—	$24,753
U.S. Treasury and agency securities	103,944	184	(320)	103,808
Corporate bonds	45,350	59	(79)	45,330

	$174,047	$243	$(399)	$173,891

The short-term investment maturities are as follows:

	Estimated Fair Value
	September 30, 2005	October 1, 2004
	(amounts in thousands)
Maturing within 1 year	$163,228	$92,603
Maturing between 1 year and 5 years	117,418	81,288

Total	$280,646	$173,891

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2005	October 1, 2004
	(amounts in thousands)
Billed receivables	$124,504	$125,137
Allowance for doubtful accounts	(892)	(1,388)

Accounts receivable, net	$123,612	$123,749

Varian Semiconductor has continued to improve its accounts receivable collections experience. As a result, $0.5 million and $0.6 million of trade accounts receivable were collected in fiscal year 2005 and 2004, respectively, that were previously included in the allowance for doubtful accounts.

Note 5.    Inventories

The components of inventories are as follows:

	September 30, 2005	October 1, 2004
	(amounts in thousands)
Raw materials and parts	$55,789	$34,874
Work in process	21,102	28,130
Finished goods	50,483	36,352

Total inventories	$127,374	$99,356

During fiscal years 2005 and 2004, gross margin and pre-tax income was favorably impacted by $1.7 million and $0.9 million, respectively, due to the sale of certain inventory for which the carrying value had been reduced in previous periods.

Note 6.    Property, Plant and Equipment

The components of property, plant, and equipment are as follows:

	Useful Life	September 30, 2005	October 1, 2004
	(in years)	(amounts in thousands)
Land and land improvement	—	$5,297	$4,005
Buildings	20	48,126	44,453
Machinery and equipment	2-7	97,258	89,763
Construction in progress	—	1,665	1,406

		152,346	139,627
Accumulated depreciation		(93,911)	(87,283)

Property, plant and equipment, net		$58,435	$52,344

Depreciation expense was $12.8 million, $13.0 million and $14.1 million for fiscal years 2005, 2004 and 2003, respectively. There were no capital leases as of September 30, 2005 or October 1, 2004.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Notes Payable

As of September 30, 2005 and October 1, 2004, Varian Semiconductor’s subsidiary in Japan had two credit facilities available with two different financial institutions. At September 30, 2005, maximum available borrowings under each of the two facilities were as follows: Yen 1,000,000,000 ($8.8 million) and Yen 500,000,000 ($4.4 million). The loans are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. The interest rate for the Yen 1,000,000,000 credit facility is based on the short-term prime rate (approximately 1.375% at September 30, 2005 and October 1, 2004). The interest rate for the Yen 500,000,000 facility is the Tokyo interbank offered rate (TIBOR) + 1.00% (approximately 1.05% at September 30, 2005. There were no outstanding borrowings under either facility at September 30, 2005. A third facility at another institution with borrowings of Yen 400,000,000 ($3.6 million) at October 1, 2004 was repaid in February 2005.

Varian Semiconductor also has borrowing capacity in Europe and Taiwan. In April 2005, Varian Semiconductor’s subsidiary in Europe renewed a credit facility that includes overdraft protection of Euro 2.5 million ($3.0 million at September 30, 2005). Interest accrues at the Euro base rate + 1.5% (approximately 4.25% at September 30, 2005). Varian Semiconductor’s subsidiary in Taiwan maintains a credit facility of $1.0 million. Any outstanding borrowings under the Taiwan facility accrue interest at the local base rate + 2.0% plus taxes (approximately 6.3% at September 30, 2005) and are payable on demand. Both credit facilities are unsecured and contain no restrictive covenants, although each facility is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of September 30, 2005 or October 1, 2004 under either facility. Varian Semiconductor’s subsidiary in Korea maintained a credit facility of $3.0 million at October 1, 2004. This facility expired in August 2005 and was not renewed. There were no borrowings under this facility at October 1, 2004.

Note 8.    Accrued Expenses

The components of accrued expenses are as follows:

	September 30, 2005	October 1, 2004
	(amounts in thousands)
Income taxes payable	19,300	16,562
Accrued short term incentive	12,519	8,300
Accrued employee benefits	8,975	9,822
Accrued payroll	4,323	4,785
Accrued retirement benefits	5,890	2,668
Estimated loss contingencies	2,899	5,100
Restructuring	208	87
Other	5,166	5,910

Total accrued expenses	$59,280	$53,234

Note 9.    Restructurings

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sometimes include charges for remaining lease payments on facilities that are closed. Prior to any restructuring announcements, the restructuring is approved by the appropriate level of management necessary to commit to the specific actions of the reduction in force.

During fiscal year 2002, Varian Semiconductor took actions to restructure its business and reduce costs that resulted in a reduction in its workforce of approximately 300 employees worldwide. Varian Semiconductor recognized approximately $5.4 million in restructuring costs. There were also charges associated with closing and relocating offices.

During fiscal year 2003, Varian Semiconductor recognized approximately $1.4 million in restructuring costs. The restructuring costs were associated with a reduction in headcount of approximately 55 employees and were severance-related.

During fiscal year 2005, Varian Semiconductor recognized approximately $0.9 million in restructuring costs. The restructuring costs related to reductions in headcount and facilities in Europe. The majority of the restructuring reserve balance of $0.2 million as of September 30, 2005, is expected to be paid during fiscal year 2006.

Below is a table summarizing the restructuring reserve activity included in accrued expenses on the balance sheet for fiscal years 2003, 2004 and 2005:

	Reduction in Work Force	Facility Closures	Other	Total
	(amounts in thousands)
Balance as of September 27, 2002	$2,167	$602	$95	$2,864
New charges	1,390	45	—	1,435
Cash payments	(3,293)	(529)	(95)	(3,917)

Balance as of October 3, 2003	264	118	—	382
Cash payments	(264)	(31)	—	(295)

Balance as of October 1, 2004	—	87	—	87
New charges	640	274	—	914
Cash payments	(432)	(361)	—	(793)

Balance as of September 30, 2005	$208	$—	$—	$208

Note 10.    Product Warranties

Varian Semiconductor warrants that its products will be free from defects in materials and workmanship and will conform to its standard published specifications in effect at the time of delivery for a period of three to twelve months from the date the customer accepts the products. Additionally, Varian Semiconductor warrants that maintenance services will be performed in a workmanlike manner consistent with generally accepted industry standards for a period of 90 days from the completion of any agreed-upon services. Varian Semiconductor provides for the estimated cost of product warranties, the amount of which is based primarily upon historical information, at the time product revenue is recognized. Varian Semiconductor’s warranty obligation is affected by a number of factors, including product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to Varian Semiconductor. Should these factors or other factors affecting warranty costs differ from Varian Semiconductor’s estimates, revisions to the estimated warranty liability would be required.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product warranty activity for fiscal years 2004 and 2005 was as follows:

Liability
(amounts in thousands)
Balance as of October 3, 2003	$6,867
Accruals for warranties issued during the period	9,490
Decrease to pre-existing warranties	(86)
Settlements made during the period	(8,430)

Balance as of October 1, 2004	7,841
Accruals for warranties issued during the period	10,323
Increase to pre-existing warranties	692
Settlements made during the period	(10,271)

Balance as of September 30, 2005	$8,585

Note 11.    Deferred Revenue

The components of deferred revenue are as follows:

	September 30, 2005	October 1, 2004
	(amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$31,752	$35,828
Extended warranties	10,509	7,906
Maintenance and service contracts	8,488	6,569
Other deferred revenue	1,369	4,206

Total deferred revenue	$52,118	$54,509

Note 12.    Long-Term Accrued Expenses

Long-term accrued expenses are comprised of accruals for post-employment liabilities and environmental costs not expected to be expended within the next year. The current portion is recorded within accrued expenses.

Note 13.    Long-term Debt

In February 2003, Varian Semiconductor purchased its previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. Prepayment would require Varian Semiconductor to pay a prepayment penalty equal to the greater of two percent of the outstanding principal balance or the excess of the present value of all future loan payments over the outstanding principal balance of the loan. The loan is secured by the property. The $4.2 million carrying amount of the loan had an estimated fair value of $4.4 million at September 30, 2005. At October 1, 2004, the loan had a $4.6 million carrying amount and an estimated fair value of $5.0 million. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and Varian Semiconductor’s financial condition at September 30, 2005.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The loan payments are as follows:

Fiscal Year	Annual Loan Payments
(amounts in thousands)
2006	$785
2007	785
2008	785
2009	785
2010	785
Thereafter	1,765

Total loan payments	5,690
Less: Amount representing interest	(1,528)

Total principal	$4,162

Current portion of long-term debt	$(426)

Long-term debt	$3,736

As of September 30, 2005, Varian Semiconductor also has a standby letter of credit outstanding for $1.9 million as a guarantee for the debt on this facility.

Note 14.    Forward Exchange Contracts

As a multinational company, Varian Semiconductor faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as Varian Semiconductor’s business practices evolve and could have a material adverse impact on Varian Semiconductor’s financial results. Historically, Varian Semiconductor’s primary exposures have resulted from non-U.S. dollar-denominated sales and purchases in Asia Pacific and Europe. Varian Semiconductor does not enter into forward exchange contracts for trading purposes. Varian Semiconductor’s forward exchange contracts generally range from one to nine months in original maturity. No forward exchange contract exceeds one year in original maturity.

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange loss for the fiscal years ended 2005, 2004 and 2003 were $46,000, $126,000 and $33,000, respectively.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Forward exchange contracts outstanding are summarized as follows (dollars in thousands):

	September 30, 2005			October 1, 2004
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Korean Won	$8,839	1,034.63	$8,699	$2,520	1,148.68	$2,520
Euro	1,002	0.80	967	—	—	—
New Taiwan Dollar	638	32.60	625	1,633	33.81	1,626
Japanese Yen	—	—	—	826	109.44	820
British Pound	—	—	—	125	0.56	126

Total foreign currency purchase contracts	$10,479		$10,291	$5,104		$5,092

Foreign currency sell contracts:
Japanese Yen	$21,268	110.89	$20,868	$—	—	$—
Korean Won	10,637	1,051.30	10,417	6,467	1,155.45	6,504
Israeli Shekel	860	4.50	840	—	—	—
New Taiwan Dollar	410	33.21	409	477	33.96	477
British Pound	395	0.55	381	—	—	—
Euro	89	0.83	89	745	0.82	760

Total foreign currency sell contracts	$33,659		$33,004	$7,689		$7,741

Total contracts	$44,138		$43,295	$12,793		$12,833

Varian Semiconductor uses derivative instruments to protect its foreign operations from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor hedges its current exposures and a portion of its anticipated foreign currency exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales are primarily denominated in the U.S. dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in marketing, general and administrative expenses in the consolidated statements of operations. There was an immaterial amount of ineffectiveness recognized during the fiscal years ended September 30, 2005 and October 1, 2004. There were four forward foreign exchange sell contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at September 30, 2005 totaling an equivalent of $30.4 million. In addition, there were four forward foreign exchange purchase contracts totaling an equivalent of $9.3 million offsetting the four forward sell contracts.

There were approximately $1.2 million of net unrealized gains on these forward Yen contracts as of September 30, 2005. There were no significant unrealized gains or losses for forward Yen revenue contracts as of October 1, 2004. The fair value of forward exchange contracts generally reflects the estimated amounts that Varian Semiconductor would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of Varian Semiconductor’s exposure.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Income Taxes

Provision for income taxes:

	Fiscal Year Ended
	September 30, 2005	October 1, 2004	October 3, 2003
	(amounts in thousands)
Current
U.S. Federal	$27,875	$21,519	$(11,675)
State	789	200	(110)
Foreign	6,000	5,948	1,882

Total current	34,664	27,667	(9,903)

Deferred
U.S. Federal	(1,956)	1,377	14,828
State	(56)	(56)	357
Foreign	(300)	(232)	28

Total deferred	(2,312)	1,089	15,213

Provision for income taxes	$32,352	$28,756	$5,310

Total pre-tax operating income consists of the following:

	Fiscal Year Ended
	September 30, 2005	October 1, 2004	October 3, 2003
	(amounts in thousands)
U.S.	$90,552	$75,770	$9,383
Foreign	13,810	14,094	6,711

Total	$104,362	$89,864	$16,094

The effective tax rate on income before taxes differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Year Ended
	September 30, 2005	October 1, 2004	October 3, 2003
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net	0.5	0.1	1.0
Extraterritorial income exclusion	(2.5)	(2.3)	—
Research and development tax credits	(2.5)	(1.2)	(2.0)
Foreign tax differential and net U.S. tax on foreign income	(0.2)	(0.1)	(1.6)
Other	0.7	0.5	0.6

Effective tax rate	31.0%	32.0%	33.0%

Varian Semiconductor has not provided for possible U.S. taxes on the undistributed income of foreign subsidiaries that is considered to be reinvested indefinitely. At September 30, 2005, October 1, 2004 and October 3, 2003, such undistributed foreign income was approximately $20.7 million, $18.4 million and $13.9 million, respectively. Varian Semiconductor would be subject to additional U.S. taxes if these earnings were

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repatriated. Varian Semiconductor believes that it would have sufficient foreign tax credits available to offset these additional taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

On October 22, 2004, the President signed the AJCA. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the AJCA also provides for a two-year phase-out in fiscal years 2005 and 2006 of the existing extra-territorial income exclusion (“ETI”), also known as “export sales benefit,” for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In the long term, Varian Semiconductor expects the net effect of the phase-out of ETI and the phase-in of this new deduction to result in an increase in the effective tax rate of approximately two percentage points based on current earnings levels.

The components of the deferred tax assets and liabilities were as follows:

	September 30, 2005	October 1, 2004
	(amounts in thousands)
Deferred tax assets:
Inventory	$18,599	$15,063
Product warranty	2,983	2,946
Deferred revenue	4,286	3,078
Accrued vacation and other compensation	4,005	3,819
Allowance for doubtful accounts	303	611
Tax credit carryforwards	8,591	7,158
Other	689	2,174

Total deferred tax assets	39,456	34,849
Less: Valuation allowance	(8,591)	(7,158)

Total net deferred tax assets	30,865	27,691
Deferred tax liabilities:
Property, plant and equipment	(4,977)	(4,504)
Other	(500)	(111)

Total deferred tax liabilities	(5,477)	(4,615)

Net deferred tax asset	$25,388	$23,076

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax assets include state tax credit carryforwards of $13.2 million and $11.3 million at September 30, 2005 and October 1, 2004, respectively, and federal and state tax credit carryforwards of $12.1 million at October 3, 2003. These credits begin to expire in fiscal year 2007.

SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. On a quarterly basis, Varian Semiconductor evaluates both the positive and negative evidence bearing upon the realizability of its deferred tax assets. Varian Semiconductor considers future taxable income, ongoing prudent and feasible tax planning strategies, and the ability to utilize tax losses and credits in assessing the need for a valuation allowance. A valuation allowance related to certain state tax credit carryforwards has been recorded. Management has concluded that it is more likely than not that these credits will not be utilized, since historically the annual amount of state credits generated exceeds the amount of credits that can be used. Should Varian Semiconductor determine that it is

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not able to realize all or part of its other deferred tax assets in the future, a valuation allowance would be required resulting in an expense recorded within the provision for income taxes in the Statement of Income in the period in which such determination was made. It is reasonably possible that the amount of the deferred tax asset considered realizable could be reduced in the near term if future taxable income is reduced.

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service (“IRS”). The IRS has conducted an examination for the tax years 1999 through 2003 as part of its routine examinations of Varian Semiconductor’s income tax returns. Fieldwork for the examination was completed in the fourth quarter of fiscal year 2005, and submitted to the Congressional Joint Committee on Taxation (“Joint Committee”) for final approval. Varian Semiconductor was notified of Joint Committee approval in the first quarter of fiscal year 2006. Varian Semiconductor anticipates recording a tax benefit and related interest income in the first half of fiscal year 2006 in the range of $8.0 to $12.0 million related to the favorable conclusion of this multi-year tax examination.

In fiscal years 2005, 2004 and 2003, tax deductions associated with certain exercises of stock options, activity related to Varian Semiconductor’s ESPP and vesting of certain restricted stock shares resulted in a tax benefit recorded to capital in excess of par value of $9.9 million, $14.9 million and $8.1 million, respectively.

Note 16.    Computation of Net Income Per Share

Basic net income per share is calculated based on net income and the weighted average number of common stock outstanding during the reporting period. Diluted net income per share includes additional dilution from stock issuable pursuant to the exercise of stock options outstanding and unvested restricted stock. Options to purchase common shares with exercise prices that exceeded the market value of the underlying common stock are excluded from the computation of diluted earnings per share. For purposes of the diluted net income per share calculation, the additional shares issuable upon exercise of stock options are determined using the treasury stock method.

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Fiscal Year
	2005	2004	2003
	(amounts in thousands, except per share data)
Numerator
Net Income	$72,010	$61,108	$10,784

Denominator
Denominator for basic income per share:
Weighted average shares outstanding	36,813	36,085	34,219
Effect of dilutive securities:
Stock options and restricted common stock	784	893	957

Denominator for diluted net income per share	37,597	36,978	35,176

Net income per share—basic	$1.96	$1.69	$0.32
Net income per share—diluted	$1.92	$1.65	$0.31

For fiscal year 2005, options to purchase 0.9 million common shares at a weighted average exercise price of $48.30 (an exercise price that exceeded the market value of the underlying common stock) were excluded from the computation of diluted earnings per share. For fiscal year 2004, options to purchase 0.8 million common shares at a weighted average exercise price of $49.05 (an exercise price that exceeded the market value of the

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

underlying common stock) were excluded from the computation of diluted earnings per share. For fiscal year 2003, options to purchase 1.8 million common shares at a weighted average exercise price of $38.56 (an exercise price that exceeded the market value of the underlying common stock) were excluded from the computation of diluted earnings per share.

Note 17.    Share Repurchase Plan

On October 22, 2004, Varian Semiconductor’s Board of Directors authorized the repurchase, from time to time, of up to 3.5 million shares of Varian Semiconductor’s common stock on the open market. During the first quarter of fiscal year 2006, Varian Semiconductor repurchased 530,849 shares at a weighted-average price per share of $37.75.

Note 18.    Employee Stock Plans

Effective April 2, 1999, Varian Semiconductor adopted the Omnibus Stock Plan (the “Plan”), under which shares of common stock can be issued to officers, directors, consultants and key employees. During fiscal year 2005, the Board of Directors and shareholders approved an amendment to the Omnibus Stock Plan, increasing the number of shares of common stock reserved for issuance under the plan by 1,600,000 shares. At September 30, 2005, the maximum number of shares of Varian Semiconductor common stock available for awards under the Plan was 9,700,000 plus such number of shares as may be granted in substitution for other options in connection with the distribution.

The Compensation Committee of Varian Semiconductor’s Board of Directors administers the Plan. The Board of Directors or the Compensation Committee determines the stock-based award price, but in no event will it be less than the fair market value on the date of grant. Stock-based awards granted under the plan vest over a period determined by the Compensation Committee. Options granted prior to November 8, 2002 have a life no longer than ten years after the date of grant. Options granted on or after November 8, 2002 have a life no longer than seven years after the date of the grant. Options granted before October 15, 2004 generally vested as to 33% one year from the grant date, and the remaining 67% vest in eight equal quarterly installments so that all options are vested at the end of three years. Options granted after October 15, 2004 generally vest as to 25% one year from date of grant, and the remaining 75% vests in twelve equal quarterly installments so that all options are vested at the end of four years. When certain non-qualified stock options are exercised by employees and directors, Varian Semiconductor generally receives a tax deduction to the extent that the fair market value of the stock option upon exercise exceeds the option price. As of September 30, 2005, 1,415,097 shares were available for grant.

The following table summarizes the stock option activity as of and for the fiscal years ended September 30, 2005, October 1, 2004 and October 3, 2003:

	2005		2004		2003
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,655	$29.22	4,732	$24.58	5,607	$23.27
Cancelled or expired	(108)	$39.20	(85)	$37.53	(192)	$38.14
Granted	1,114	$35.47	1,355	$34.36	369	$25.69
Exercised	(1,249)	$19.89	(1,347)	$17.60	(1,052)	$15.85

Outstanding at end of fiscal year	4,412	$33.19	4,655	$29.22	4,732	$24.58

Exercisable at end of fiscal year	2,624	$32.24	3,034	$26.83	3,588	$23.13

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning options outstanding and exercisable options under the Plan at the end of fiscal year 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$9.85—$14.59	298.6	3.0	$12.27	298.6	$12.27
$14.93—$20.50	269.7	4.5	$18.96	268.0	$18.97
$20.87—$30.00	933.3	5.4	$26.32	755.7	$26.37
$30.56—$35.19	994.6	5.7	$33.95	343.2	$33.68
$35.31—$42.99	1,118.3	7.1	$36.02	245.2	$36.47
$43.10—$69.00	797.0	5.1	$49.01	712.8	$49.69

	4,411.5	5.6	$33.19	2,623.5	$32.24

During fiscal year 2005, the Board of Directors and shareholders approved an amendment to the Plan to authorize the issuance of an additional 300,000 shares of common stock, increasing the aggregate to 400,000 shares of common stock in the form of stock appreciation rights, performance units, performance shares or restricted stock.

As of September 30, 2005, Varian Semiconductor had 259,912 shares of restricted common stock outstanding. Restricted common stock is issued at $0.01 per share and generally 25% vests one year from the date of grant and the remaining 75% vests in twelve equal quarterly installments. Deferred compensation expense is charged for the difference between the market value of the restricted shares on the date of grant and the issuance price. Deferred compensation is amortized as compensation expense over the vesting period on a straight-line basis.

In November 2001, Varian Semiconductor’s Board of Directors adopted a non-compensatory ESPP. Under the ESPP, employees of Varian Semiconductor who elect to participate are able to purchase common stock at a 15% discount from the market value of such stock. Purchases occur at the end of option periods, each six months in duration. The purchase price of the shares in each offering period will be 85% of the fair market value per share of the common stock on either the first day or last day of the offering period, whichever is lower. The ESPP permits an enrolled employee to have withheld from his or her salary an amount between 1% and 10% of compensation, which is used to purchase shares of common stock and is intended to meet the requirements of Section 423 of the Internal Revenue Code. The first offering period commenced on July 1, 2002. A total of 400,000 shares of common stock have been reserved for issuance under the ESPP, of which 281,556 shares have been issued through September 30, 2005.

Note 19.    Retirement Plans

Varian Semiconductor has a defined contribution retirement plan covering substantially all of its U.S. employees. Varian Semiconductor’s major obligation is to contribute an amount based on a percentage of each participant’s base pay. Participants are entitled, upon termination or retirement, to their portion of the retirement fund assets, which are held by a third-party custodian. In fiscal years 2005, 2004 and 2003, Varian Semiconductor’s retirement benefit expense was $6.2 million, $4.6 million and $4.1 million, respectively. These expenses consist of Varian Semiconductor’s defined contribution retirement plan as well as amounts paid to Varian Medical Systems, Inc. (“VMS”) in reimbursement of shared retirement costs.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective April 2, 1999, Varian Semiconductor assumed responsibility for all of the retirement plans for active employees of Varian Semiconductor; the responsibility for all others, principally retirees of Varian Associates, Inc. (“VAI”), remained with VAI and subsequently VMS. Liabilities for post-employment and post-retirement benefits of $4.2 million and $4.1 million have been included in the consolidated financial statements as of September 30, 2005 and October 1, 2004, respectively.

On October 5, 2004, Varian Semiconductor’s Board of Directors amended the definition of retirement to mean (i) for non-employee directors, the voluntary cessation of service as a director after completion of at least three years of service as a director, (ii) for employees, other than executive officers as provided in clause (iii) below, the voluntary resignation from employment after completion of at least ten years of service as an employee and the attainment of age 55, and (iii) for executive officers, the voluntary resignation from employment after the attainment of a combined age and years of service as an employee of at least 65, a minimum age of 55, and completion of at least five years of service as an employee. Related to this amended definition, the first quarter of fiscal year 2005 included a $3.5 million charge, largely non-cash, associated with the retirement of the President and Chief Operating Officer of Varian Semiconductor.

Note 20.    Lease Commitments

Varian Semiconductor leases various types of warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements that expire at various dates. Future minimum lease payments under operating leases are as follows:

Fiscal Year	Operating Leases
(amounts in thousands)
2006	$1,711
2007	422
2008	182
2009	49
2010	28

Total minimum lease payments	$2,392

Rental expense for fiscal years 2005, 2004 and 2003, was $2.2 million, $2.1 million and $2.3 million, respectively.

Note 21.    Commitments, Contingencies and Guarantees

Varian Semiconductor is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation would not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Varian Semiconductor.

As permitted under Delaware law, Varian Semiconductor has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at the request of Varian Semiconductor. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited; however, Varian Semiconductor has a Director and Officer insurance policy that limits its exposure and enables Varian Semiconductor to recover a portion of any future amounts paid. As a result of Varian Semiconductor’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of September 30, 2005.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Varian Semiconductor enters into indemnification agreements in the normal course of business. Pursuant to these agreements, Varian Semiconductor indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Varian Semiconductor customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to Varian Semiconductor products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited. Management believes the estimated fair value of these agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of September 30, 2005.

Varian Semiconductor also indemnifies certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Varian Semiconductor’s products and services or resulting from the acts or omissions of Varian Semiconductor, its employees, officers, authorized agents or subcontractors. Varian Semiconductor has general and umbrella insurance policies that limit its exposure under these indemnification obligations and guarantees. As a result of Varian Semiconductor’s insurance policy coverage, Varian Semiconductor believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of September 30, 2005.

Varian Semiconductor also enters into purchase order commitments in the normal course of business. As of September 30, 2005, Varian Semiconductor has approximately $37.3 million of purchase order commitments with various suppliers.

Environmental Remediation

Prior to the spin-off of Varian Semiconductor from VAI on April 2, 1999, Varian Semiconductor’s business was operated as the Semiconductor Equipment Business (“SEB”) of VAI. On April 2, 1999, VAI contributed its SEB to Varian Semiconductor, its Instruments Business (“IB”) to Varian, Inc. (“VI”), and changed its name to VMS. These transactions were accomplished under the terms of several agreements by and among Varian Semiconductor, VI and VMS which include a Distribution Agreement, an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, and a Transition Services Agreement (collectively, the “Distribution Related Agreements”). VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current or former VAI locations, including facilities disposed of in connection with VAI’s sale of its Electron Devices business during fiscal year 1995 and the sale of its Thin Film Systems business during fiscal year 1997. The Distribution Related Agreements provide that each of VMS, Varian Semiconductor and VI will indemnify the others for one-third of these environmental investigation and remediation costs, as adjusted for any insurance proceeds and tax benefits expected to be realized upon payment of these costs.

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.3 million in estimated environmental investigation and remediation costs for these sites and facilities as of September 30, 2005. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.5 million, which represents future costs discounted at seven percent, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.3 million previously described.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2005, Varian Semiconductor’s environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, is calculated as follows:

Year	Recurring Costs	Non-recurring Costs	Total Anticipated Future Costs
	(amounts in millions)
2006	$0.3	$0.7	$1.0
2007	0.3	0.5	0.8
2008	0.3	0.3	0.6
2009	0.3	0.1	0.4
2010	0.3	0.1	0.4
Thereafter	4.1	0.7	4.8

Total costs	$5.6	$2.4	8.0

Less imputed interest			2.2

Environmental liability			$5.8

The current portion of the reserve is $1.0 million. The long-term portion of the reserve is $4.8 million, which is included in long-term accrued expenses.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

In September 2000, Varian Semiconductor and Applied Materials settled patent infringement and antitrust litigation. After recording a payment to Applied Materials and legal expenses, Varian Semiconductor recorded a gain of $16.0 million, $10.8 million after taxes, relating to this litigation settlement. Included in current liabilities and classified as an estimated loss contingency was $2.7 million as of October 1, 2004. The statute of limitations on the indemnification obligations expired during the first quarter of fiscal year 2005. Consequently, the remaining estimated loss contingency was reversed during fiscal year 2005 and is included as a component of other income, net.

In connection with the spin-off from VAI, Varian Semiconductor, VMS and VI entered into certain agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, and a Transition Services Agreement (collectively, the “Distribution Related Agreements”) whereby Varian Semiconductor agreed to indemnify VMS and VI for any costs, liabilities or expenses relating to Varian Semiconductor’s legal proceedings, including the Applied Materials matters. Under the Distribution Related Agreements, Varian Semiconductor has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS. Varian Semiconductor believes the estimated fair value of the indemnification agreements is minimal, except as already recorded on the financial statements.

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

Note 22.    Settlements and License Agreements

During fiscal year 2002, Varian Semiconductor and Lam came to an agreement on patent infringement litigation claims. As part of the agreement, Varian Semiconductor granted a license to Lam for certain patents. In return, Varian Semiconductor received a warrant to purchase 2 million shares of Lam common stock at $21.30 per share and $20.0 million. The warrant was valued at $22.8 million and was recognized as revenue in fiscal year 2002. The $20.0 million cash was paid in installments with $5.0 million paid immediately in exchange for prior use of the patents and the remaining $15.0 million in 12 quarterly payments of $1.25 million through the first quarter of fiscal year 2005 in exchange for future use of the patents.

Pursuant to the dispute resolution provisions of an Agreement dated January 1, 1992 (“the Agreement”) between Varian Semiconductor and Applied Materials, in September 2002 Varian Semiconductor filed an arbitration demand with the American Arbitration Association asserting that Applied Materials breached the Agreement by failing to pay royalties on products Varian Semiconductor believed were covered by the Agreement’s patent license to Applied Materials. In its arbitration demand, Varian Semiconductor sought to recover back royalties, interest and attorneys’ fees. On May 2, 2003, the arbitration panel issued its decision that certain of Applied Materials’ products were subject to royalty obligations under the Agreement, and on September 1, 2004 the

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arbitration panel ruled that the patents at issue in the arbitration were valid and enforceable. Applied Materials made an initial payment of $22.0 million for back royalties and interest on October 4, 2004 and a final payment of $2.6 million for back interest and royalties on November 8, 2004. Applied Materials also is required to pay quarterly unit-based royalty payments to Varian Semiconductor on future sales of certain products found to be within the scope of the Agreement through expiration of the Agreement on March 20, 2007.

In particular, the royalty-bearing license agreements with Lam, Applied Materials and Tokyo Electron for gas-assisted heat transfer patents produced approximately $26.9 million in royalties in fiscal year 2005, $7.9 million in fiscal year 2004, and $8.4 million in fiscal year 2003. The last of the principal patents covered by these licenses will expire on July 9, 2007.

Note 23.    Other Transactions with Affiliates

Varian Semiconductor, VMS and VI entered into the Distribution Related Agreements for purposes of providing an orderly transition and to define certain ongoing relationships between and among Varian Semiconductor, VMS and VI after the spin-off.

The Distribution Related Agreements provide that, from and after the spin-off, VMS, VI and Varian Semiconductor indemnify each other and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities, including certain environmental and legal liabilities. All shared liabilities are managed and administered by VMS and expenses and losses, net of proceeds and other receivables, are borne one-third each by VMS, VI and Varian Semiconductor. The Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities, including accounts payable, accrued payroll and pension liabilities, in accordance with their terms. During fiscal years 2005, 2004 and 2003, Varian Semiconductor was charged $1.2 million, $1.6 million and $1.4 million, respectively, by VMS in settlement of these obligations. Varian Semiconductor’s accounts payable balance due to VMS at both September 30, 2005 and October 1, 2004 was $0.1 million.

Note 24.    Operating Segments and Geographic Information

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

Revenue from Varian Semiconductor’s ten largest customers, in fiscal years 2005, 2004 and 2003, accounted for approximately 66%, 60% and 66% of total revenue, respectively. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In fiscal year 2005, revenue from two customers accounted for 20% and 14% of Varian Semiconductor’s total revenue. In fiscal year 2004, revenue from two customers accounted for 14% and 10% of Varian Semiconductor’s total revenue. In fiscal year 2003, revenue from two customers accounted for 16% and 12% of Varian Semiconductor’s total revenue.

Sales to Asia Pacific accounted for 68%, 68% and 46% of revenues in fiscal years 2005, 2004 and 2003, respectively. North American sales accounted for 22%, 20% and 39% of Varian Semiconductor’s total revenues in fiscal years 2005, 2004 and 2003, respectively. European sales accounted for 10%, 12% and 15% of Varian Semiconductor’s total revenues in fiscal years 2005, 2004 and 2003, respectively.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes revenue based on final destination and long-lived assets by geography:

	North America	Europe	Taiwan	Korea	Other	Consolidated
	(amounts in thousands)
2005
Revenue	$134,778	$57,161	$98,461	$196,714	$113,407	$600,521
Property, plant and equipment	52,704	323	424	4,175	809	58,435

2004
Revenue	$107,476	$64,042	$109,695	$117,822	$131,074	$530,109
Property, plant and equipment	46,807	426	353	4,041	717	52,344

2003
Revenue	$142,840	$52,561	$40,173	$64,278	$62,649	$362,501
Property, plant and equipment	40,853	705	360	4,062	1,033	47,013

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the fiscal years ended 2005, 2004, and 2003

(Amounts in thousands)

	Balance at Beginning of Period	Charges to Expenses	Reductions to Expenses	Deductions		Balance at End of Period
Description				Description	Amount
Allowance for Doubtful Notes & Accounts Receivable
Fiscal Year Ended 2005	$1,388	$66	$(546)	Write-offs & adjustments	$16	$892

Fiscal Year Ended 2004	$1,992	$—	$(563)	Write-offs & adjustments	$41	$1,388

Fiscal Year Ended 2003	$4,115	$200	$(1,982)	Write-offs & adjustments	$341	$1,992

Excess and Obsolete Inventory Provision
Fiscal Year Ended 2005	$29,145	$3,438	$(1,660)	Inventory adjustments	$2,458	$28,465

Fiscal Year Ended 2004	$33,840	$(34)	$(868)	Inventory adjustments	$3,793	$29,145

Fiscal Year Ended 2003	$48,195	$(1,053)	$(6,152)	Inventory adjustments	$7,150	$33,840

S-1