Form 10-K/A
period 2005-09-30
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2005-12-14
CIK 1079023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

For Annual and Transition Reports Pursuant to

Sections 13 or 15(d) of the Securities Exchange Act of 1934

    (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 0-25395

Varian Semiconductor Equipment Associates, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	77-0501994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Dory Road

Gloucester, Massachusetts 01930-2297

(978) 282-2000

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑ No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at April 1, 2005 was $1,381,648,000 based on the last reported sale price of the Common Stock on The NASDAQ National Market on April 1, 2005.

The number of shares of the registrant’s Common Stock outstanding as of December 7, 2005 was 37,762,122 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Varian Semiconductor Equipment Associates, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended September 30, 3005, as originally filed with the Securities and Exchange Commission (the “SEC”) on December 13, 2005, for the sole purpose of correcting inadvertent omissions from and refiling the Section 302 certifications. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-K.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/S/ ROBERT J. HALLIDAY
Robert J. Halliday Executive Vice President, Treasurer and Chief Financial Officer

Dated December 14, 2005

INDEX TO EXHIBITS

Exhibit Number	Description

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002