Form 10-Q
period 2005-12-30
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2006-02-08
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2005

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of common stock outstanding at February 6, 2006 : 38,268,782.

An index of exhibits filed with this Form 10-Q is located on page 33.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 30, 2005	September 30, 2005
	(Amounts in thousands, except share data)
ASSETS

Current assets
Cash and cash equivalents	$191,525	$193,426
Short-term investments	285,789	280,646
Accounts receivable, net	145,787	123,612
Inventories	117,618	127,374
Deferred income taxes	31,893	30,865
Other current assets	16,440	32,796

Total current assets	789,052	788,719

Property, plant and equipment, net	57,235	58,435
Goodwill	12,280	12,280
Other assets	3,508	3,385

Total assets	$862,075	$862,819

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Notes payable and current portion of long-term debt	$435	$426
Accounts payable	41,566	33,272
Accrued expenses	45,155	59,280
Product warranty	9,033	8,585
Deferred revenue	41,370	52,118

Total current liabilities	137,559	153,681

Long-term accrued expenses	10,884	10,849
Deferred income taxes	5,477	5,477
Long-term debt	3,623	3,736

Total liabilities	157,543	173,743

Commitments, contingencies and guarantees (Note 12)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 38,098,943 shares issued and 37,568,094 shares outstanding at December 30, 2005; 38,013,838 shares issued and outstanding at September 30, 2005	381	380
Capital in excess of par value	387,564	382,445
Retained earnings	338,608	316,330
Less: Cost of 530,849 shares of common stock held in treasury at December 30, 2005	(20,040)	—
Deferred compensation	—	(9,366)
Accumulated other comprehensive loss	(1,981)	(713)

Total stockholders’ equity	704,532	689,076

Total liabilities and stockholders’ equity	$862,075	$862,819

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Three Months Ended
	December 30, 2005	December 31, 2004
	(Amounts in thousands, except per share data)
Revenue
Product	$138,726	$107,088
Service	20,561	19,395
Royalty and license	1,629	21,942

Total revenue	160,916	148,425

Cost of revenue
Product	86,599	58,904
Service	10,763	13,380

Total cost of revenue	97,362	72,284

Gross profit	63,554	76,141

Operating expenses
Research and development	21,587	18,653
Marketing, general and administrative	28,380	27,380

Total operating expenses	49,967	46,033

Operating income	13,587	30,108
Interest income	5,480	7,827
Interest expense	(49)	(222)
Other (expense) income, net	(41)	2,819

Income before income taxes	18,977	40,532
(Benefit from) provision for income taxes	(3,301)	12,565

Net income	$22,278	$27,967

Weighted average shares outstanding - basic	37,565	36,456
Weighted average shares outstanding - diluted	38,048	37,222
Net income per share - basic	$0.59	$0.77
Net income per share - diluted	$0.59	$0.75

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Three Months Ended
	December 30, 2005	December 31, 2004
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$22,278	$27,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,296	3,098
Amortization of investment premiums	277	346
Tax benefit from stock-based compensation	2,062	468
Deferred income taxes	(1,028)	(38)
Stock-based compensation	3,964	2,725
Excess tax benefits from stock-based compensation	(1,044)	—
Changes in assets and liabilities:
Accounts receivable	(22,736)	4,539
Inventories	10,240	(17,068)
Other current assets	16,356	22,286
Accounts payable	8,319	12,349
Accrued expenses	(15,262)	(5,017)
Product warranty	470	196
Deferred revenue	(10,749)	1,564
Other	(271)	(551)

Net cash provided by operating activities	16,172	52,864

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,501)	(3,336)
Proceeds from sales and maturities of short-term investments	76,330	6,337
Purchase of short-term investments	(81,734)	(56,270)

Net cash used in investing activities	(7,905)	(53,269)

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of options and issuance of stock under the employee stock purchase plan	8,411	1,953
Excess tax benefits from stock-based compensation	1,044	—
Repurchase of common stock	(20,040)	—
Repayment of long-term debt	(104)	(98)

Net cash (used in) provided by financing activities	(10,689)	1,855

Effects of exchange rates on cash	521	586

Net (decrease) increase in cash and cash equivalents	(1,901)	2,036
Cash and cash equivalents at beginning of period	193,426	218,578

Cash and cash equivalents at end of period	$191,525	$220,614

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

These unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual report on Form 10-K filed by Varian Semiconductor with the SEC on December 13, 2005 for the fiscal year ended September 30, 2005. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three month period ended December 30, 2005 are not necessarily indicative of the results to be expected for a full year or for any other period.

Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation of the financial statements.

Note 2. Stock-Based Compensation

Effective October 1, 2005, Varian Semiconductor adopted on a modified prospective basis the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock awards and employee stock purchases related to Varian Semiconductor’s Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). Varian Semiconductor has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

Impact of the adoption of SFAS No. 123(R)

Varian Semiconductor adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of Varian Semiconductor’s fiscal year 2006. Under this transition method, stock-based compensation expense recognized during the quarter ended December 30, 2005 includes: (a) ESPP awards with the offering period commencing on July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) stock options and restricted stock awards granted prior to, but not yet vested as of September 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (c) stock options and restricted stock awards granted, subsequent to September 30, 2005, based on the grant-date fair value, in accordance with the provisions of SFAS No. 123(R). Under the modified prospective transition method, results for prior periods are not restated.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The estimated fair value of Varian Semiconductor’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The effect of recording stock-based compensation for the three month period ended December 30, 2005 was as follows:

Fiscal Three Months Ended December 30, 2005
(Amounts in thousands except per share amounts)
Stock-based compensation expense by type of award:
Stock options	$3,021
Restricted stock	781
Employee Stock Purchase Plan	250
Less: Amounts capitalized as inventory	(88)

Total stock-based compensation	3,964
Less: Tax effect on stock-based compensation	(1,189)

Net effect on income	$2,775

Effect on earnings per share
Basic	$0.07
Diluted	$0.07
Effect of stock-based compensation on income by line item:
Cost of product revenue	$219
Cost of service revenue	228
Research and development expense	1,019
Marketing, general and administrative expense	2,498
Provision for income taxes	(1,189)

Total cost related to stock-based compensation	$2,775

Prior to the adoption of SFAS No. 123(R)

Prior to October 1, 2005, Varian Semiconductor accounted for its stock plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25” (“FIN No. 44”) and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The pro-forma information for the three months ended December 31, 2004 was as follows:

Fiscal Three Months Ended December 31, 2004
(Amounts in thousands, except per share amounts)
Net income as reported	$27,967
Add: Compensation expense included in net income, net of related tax benefit	1,880
Less: Total stock-based employee compensation
expense determined under fair value method for all awards, net of related tax benefit	(5,111)

Pro forma net income	$24,736

Net income per share:
Basic, pro forma	$0.68
Basic, as reported	$0.77

Diluted, pro forma	$0.66
Diluted, as reported	$0.75

Effect of stock-based compensation on income by line item:
Cost of product revenue	$—
Cost of service revenue	—
Research and development expense	—
Marketing, general and administrative expense	2,725
Provision for income taxes	(845)

Total cost related to stock-based compensation	$1,880

The $5.1 million in stock-based compensation for the three month period ended December 31, 2004 included $2.1 million resulting from the amendment to the definition of retirement in the Omnibus Stock Plan by Varian Semiconductor’s Board of Directors on October 5, 2004 and the Retirement Agreement entered into on December 8, 2004 (see Note 11. Retirement Plans).

The fair value of Varian Semiconductor’s stock-based awards granted during the three month period ended December 31, 2004 was estimated using the following weighted-average assumptions:

	Options	ESPP
Three months ended December 31, 2004
Expected life (in years)	4.0	0.5
Expected volatility	69.4%	46.5%
Risk-free interest rate	3.3%	1.6%
Expected dividend yield	0.0%	0.0%

Omnibus Stock Plan

The Amended and Restated Omnibus Stock Plan (the “Plan”) provides for the grant of non-qualified share-based awards to eligible employees, consultants and non-employee directors of Varian Semiconductor. As of December 30, 2005, there were a total of 1,377,007 shares reserved for future issuance under the Plan.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock Options

Share-based awards granted under the plan vest over a period determined by the Compensation Committee of the Board of Directors. Options granted prior to November 8, 2002 have a life no longer than ten years after the date of grant. Options granted on or after November 8, 2002 have a life no longer than seven years after the date of the grant. Options granted before October 15, 2004 generally vested as to 33% one year from the grant date, and the remaining 67% vest in eight equal quarterly installments so that all options are vested at the end of three years. Options granted after October 15, 2004 generally vest as to 25% one year from date of grant, and the remaining 75% vest in twelve equal quarterly installments so that all options are vested at the end of four years.

The fair value of the Varian Semiconductor’s stock options issued prior to the adoption of SFAS No. 123(R) was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility and the estimated life of each award. The fair value of these stock options was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant. Prior to the adoption of SFAS No. 123(R), Varian Semiconductor used historical volatility as a basis for calculating expected volatility.

The following table summarizes the stock option activity as of and for the fiscal quarter ended December 30, 2005:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at September 30, 2005	4,411,524	$33.19
Granted	—	—
Exercised	(276,642)	24.32
Forfeited/expired/cancelled	(26,452)	46.17

Outstanding at December 30, 2005	4,108,430	$33.74	5.4	$45,925

Exercisable at December 30, 2005	2,529,492	$33.08	4.9	$31,510

As of December 30, 2005, the unrecognized compensation cost related to non-vested stock options was $22.6 million. This unrecognized balance will be recognized over an estimated weighted average amortization period of 2.4 years.

The total intrinsic value of options exercised during the quarter ended December 30, 2005 was $5.7 million, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes significant ranges of outstanding and exercisable options as of December 30, 2005:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$9.85-$20.50	452,946	3.5	$15.87	$12,710	452,946	$15.87	$12,710
$20.87-$30.00	857,207	5.1	$26.37	$15,056	720,075	$26.41	$12,617
$30.56-$35.19	935,063	5.4	$33.93	$9,351	398,823	$33.64	$4,105
$35.31-$43.92	1,272,499	6.6	$37.01	$8,808	373,930	$38.37	$2,078
$44.00-$69.00	590,715	4.8	$50.81	—	583,718	$50.89	—

	4,108,430	5.4	$33.74	$45,925	2,529,492	$33.08	$31,510

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on Varian Semiconductor’s closing stock price of $43.93 as of December 30, 2005, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 30, 2005 was 1.9 million.

Restricted Stock

Varian Semiconductor issues restricted common stock at $0.01 per share and generally 25% vests one year from the date of grant and the remaining 75% vests in twelve equal quarterly installments. Stock compensation expense associated with restricted common stock is charged for the difference between the market value on the date of grant and the issuance price, less estimated forfeitures, and is amortized over the awards’ vesting period on a straight-line basis.

The following table summarizes the restricted common stock activity as of and for the fiscal quarter ended December 30, 2005:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at September 30, 2005	257,911	$39.45
Granted	56,137	42.55
Vested	(11,850)	32.94
Forfeited/expired/cancelled	(286)	42.99

Nonvested at December 30, 2005	301,912	$40.28

As of September 30, 2005, Varian Semiconductor had unrecognized compensation cost related to non-vested restricted stock of $9.4 million before estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Varian Semiconductor applied the estimated forfeiture rate to the previously recorded stock compensation expense on unvested restricted stock and determined that the cumulative effect of a change in accounting principle was immaterial.

As of December 30, 2005, the unrecognized compensation cost related to non-vested restricted stock was $10.9 million. This unrecognized balance will be recognized over an estimated weighted average amortization period of 3.5 years.

Employee Stock Purchase Plan

Employees of Varian Semiconductor who elect to participate in the ESPP are able to purchase common stock at the lower of 85% of the fair market value of Varian Semiconductor’s common stock on the first or last day of the applicable offering period. Typically, each offering period lasts six months. As of December 30, 2005, there were a total of 400,000 shares of common stock reserved for issuance under the ESPP, of which 328,180 shares have been issued through December 30, 2005.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Computation of Net Income Per Share

Basic net income per share is calculated based on net income and the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per share includes additional dilution from stock issuable pursuant to the exercise of stock options outstanding and unvested restricted stock. Options to purchase common shares with exercise prices that exceeded the market value of the underlying common stock are excluded from the computation of diluted earnings per share. For purposes of the diluted net income per share calculation, the additional shares issuable upon exercise of stock options are determined using the treasury stock method which, as required by SFAS 123(R), includes as assumed proceeds share-based compensation expense and the tax effect of such compensation.

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Fiscal Three Months Ended
	December 30, 2005	December 31, 2004
	(Amounts in thousands, except per share data)
Numerator:
Net income	$22,278	$27,967

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	37,565	36,456
Effect of dilutive securities:
Stock options and restricted stock	483	766

Denominator for diluted net income per share	38,048	37,222

Net income per share - basic	$0.59	$0.77
Net income per share - diluted	$0.59	$0.75

For the three month periods ended December 30, 2005 and December 31, 2004, 1.8 million and 1.1 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share.

Note 4. Cash, Cash Equivalents and Short-term Investments

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at December 30, 2005 and September 30, 2005 were $172.7 million and $182.1 million, respectively.

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

As of December 30, 2005, a net unrealized loss on short-term investments of $2.1 million was recorded as accumulated other comprehensive loss. As of September 30, 2005, a net unrealized loss on short-term investments of $1.9 million was recorded as accumulated other comprehensive loss.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Short-term investments by security type at December 30, 2005 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(Amounts in thousands)
Bank certificates of deposit	$24,545	$—	$—	$24,545
U.S. Treasury and agency securities	124,409	186	(1,528)	123,067
Corporate bonds	138,909	127	(859)	138,177

	$287,863	$313	$(2,387)	$285,789

Short-term investments by security type at September 30, 2005 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Bank certificates of deposit	$24,343	$—	$—	$24,343
U.S. Treasury and agency securities	132,174	1,651	(2,963)	130,862
Corporate bonds	126,056	127	(742)	125,441

	$282,573	$1,778	$(3,705)	$280,646

The short-term investment maturities are as follows:

	December 30, 2005	September 30, 2005
	(Amounts in thousands)
Maturing within 1 year	$167,769	$163,228
Maturing between 1 year and 5 years	118,020	117,418

Total	$285,789	$280,646

Note 5. Accounts Receivable

Accounts receivable consist of the following:

	December 30, 2005	September 30, 2005
	(Amounts in thousands)
Billed receivables	$146,691	$124,504
Allowance for doubtful accounts	(904)	(892)

Accounts receivable, net	$145,787	$123,612

Substantially all of Varian Semiconductor’s accounts receivable balance relates to trade receivables. Trade accounts receivable are recorded at the invoiced amounts and do not bear interest.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Inventories

The components of inventories are as follows:

	December 30, 2005	September 30, 2005
	(Amounts in thousands)
Raw materials and parts	$55,285	$55,789
Work in process	29,232	21,102
Finished goods	33,101	50,483

Total inventories	$117,618	$127,374

Note 7. Accrued Expenses

The components of accrued expenses are as follows:

	December 30, 2005	September 30, 2005
	(Amounts in thousands)
Income taxes payable	$9,171	$19,300
Accrued incentive compensation	5,414	12,519
Accrued employee benefits	9,205	8,975
Accrued payroll	5,851	4,323
Accrued retirement benefits	7,363	5,890
Estimated loss contingencies	2,839	2,899
Restructuring	—	208
Other	5,312	5,166

Total accrued expenses	$45,155	$59,280

Note 8. Product Warranties

Varian Semiconductor warrants that its products will be free from defects in materials and workmanship and will conform to its standard published specifications in effect at the time of delivery for a period of three to twenty-four months from the date the customer accepts the products. Additionally, Varian Semiconductor warrants that maintenance services will be performed in a workmanlike manner consistent with generally accepted industry standards for a period of 90 days from the completion of any agreed-upon services. Varian Semiconductor provides for the estimated cost of product warranties, the amount of which is based primarily upon historical information, at the time product revenue is recognized. Varian Semiconductor’s warranty obligation is affected by a number of factors, including product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to Varian Semiconductor. Should these factors or other factors affecting warranty costs differ from Varian Semiconductor’s estimates, revisions to the estimated warranty liability would be required.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Product warranty activity for the first three months of fiscal year 2006 was as follows:

Product Warranty Liability
(Amounts in thousands)
Balance as of September 30, 2005	$8,585
Accruals for warranties issued during the period	3,259
Increase to pre-existing warranties	3
Fulfillments during the period	(2,814)

Balance as of December 30, 2005	$9,033

Product warranty activity for the first three months of fiscal year 2005 was as follows:

Product Warranty Liability
(Amounts in thousands)
Balance as of October 1, 2004	$7,841
Accruals for warranties issued during the period	1,834
Increase to pre-existing warranties, net	492
Fulfillments made during the period	(2,077)

Balance as of December 31, 2004	$8,090

Note 9. Deferred Revenue

The components of deferred revenue are as follows:

	December 30, 2005	September 30, 2005
	(Amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$23,366	$31,752
Extended warranties	10,845	10,509
Maintenance and service contracts	6,113	8,488
Other deferred revenue	1,046	1,369

Total deferred revenue	$41,370	$52,118

Note 10. Long-Term Accrued Expenses

Long-term accrued expenses are comprised of accruals for post-employment liabilities and environmental costs not expected to be expended within the next year. The current portion is recorded within accrued expenses.

Note 11. Retirement Plans

On October 5, 2004, Varian Semiconductor’s Board of Directors amended the definition of retirement for purposes of Varian Semiconductor’s Omnibus Stock Plan. On December 8, 2004, Varian Semiconductor entered into a Retirement Agreement and General Release with the then-President and Chief Operating Officer of Varian Semiconductor, who retired effective as of December 31, 2004. As a result, approximately $3.5 million was expensed in the first quarter of fiscal 2005, of which $2.5 million was a non-cash charge.

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

Varian Semiconductor has indemnification agreements with its officers and directors and certain of its customers. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited. Management believes the estimated fair value of these agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of December 30, 2005.

Varian Semiconductor enters into purchase order commitments in the normal course of business. As of December 30, 2005, Varian Semiconductor has approximately $46.0 million of purchase order commitments with various vendors.

Environmental Remediation

Pursuant to the agreements entered into when Varian Semiconductor, Varian Medical Systems, Inc. (“VMS”) and Varian Inc. (“VI”) spun off from Varian Associates, Inc. (“VAI”) in 1999, Varian Semiconductor, VMS and VI indemnify each other for one-third of environmental investigation and remediation costs at certain sites, as adjusted for any insurance proceeds and tax benefits expected to be realized upon payment of these costs. These sites consist of locations where VAI is alleged to have shipped manufacturing waste for recycling or disposal and current or former VAI facilities. For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.3 million in estimated environmental investigation and remediation costs for these sites and facilities as of December 30, 2005. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.4 million, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.3 million previously described.

As of December 30, 2005, Varian Semiconductor’s environmental liability, based upon future environmental-related costs estimated by VMS, the surviving entity from the 1999 VAI spin off, as of that date and included in current and long-term accrued expenses, totaled $5.7 million, of which $1.1 million is classified as current.

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

As part of the purchase of Varian Semiconductor’s facility located in Newburyport, Massachusetts, Varian Semiconductor has indemnified the lender for any violation of any local, state and federal laws pertaining to environmental regulations, contamination or clean-up. Varian Semiconductor believes the estimated fair value of this indemnification is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for this agreement as of December 30, 2005.

Legal Proceedings

In the first quarter of fiscal year 2005, Varian Semiconductor settled a lawsuit against and recorded a payment from Applied Materials, Inc. (“Applied Materials”) for past due royalties of $18.9 million and interest of $5.7 million.

Varian Semiconductor had maintained a provision of $2.7 million in current liabilities to cover any residual indemnification obligations related to a separate lawsuit with Applied Materials. The statute of limitations on the indemnification obligations expired during the first quarter of fiscal year 2005, and Varian Semiconductor believed it had no further liability with respect to the settlement. As a result, the remaining estimated loss contingency was reversed during the first quarter of fiscal year 2005, and was included as a component of other income, net, for the first quarter of fiscal year 2005.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Varian Semiconductor has agreed to indemnify VMS and VI for any costs, liabilities or expenses relating to Varian Semiconductor’s legal proceedings. Under the distribution related agreements, Varian Semiconductor has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS. Varian Semiconductor believes the estimated fair value of the indemnification agreements is minimal, except as already recorded on the financial statements.

Varian Semiconductor’s operations are subject to various foreign, federal, state and/or local laws relating to the protection of the environment. These include laws regarding discharges into soil, water and air; and the generation, handling, storage, transportation and disposal of waste and hazardous substances. In addition, several countries are reviewing proposed regulations that would require manufacturers to dispose of their products at the end of a product’s useful life. These laws would have the effect of increasing costs and potential liabilities associated with the conduct of certain operations.

Varian Semiconductor is currently the plaintiff in several legal disputes related to breach of contract and certain patents that Varian Semiconductor believes the defendants have infringed. While Varian Semiconductor believes favorable judgments will be rendered with respect to such claims, the timing and amount, if any, of these judgments is uncertain.

Note 13. Restructurings

Varian Semiconductor’s business is cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has historically experienced periodic downturns, and in response, Varian Semiconductor has occasionally recorded restructuring charges in connection with cost reduction initiatives implemented in response to the industry downturns. Restructuring charges typically consist of severance, benefits and outplacement services offered to terminated employees and sometimes include charges for remaining lease payments on facilities that are closed. Prior to any restructuring announcements, the restructuring is approved by the appropriate level of management necessary to commit to the specific actions of the reduction in force.

During fiscal year 2005, Varian Semiconductor recognized approximately $0.9 million in restructuring costs. The restructuring costs related to reductions in headcount and facilities in Europe. The restructuring reserve balance of $0.2 million as of September 30, 2005, was paid during the first quarter of fiscal year 2006.

Below is a table summarizing the restructuring reserve activity in the first three months of fiscal year 2006:

Reduction in Work Force
(Amounts in thousands)
Balance as of September 30, 2005	$208
Reversal of charges	(15)
Cash payments	(193)

Balance as of December 30, 2005	$—

Note 14. Derivative Financial Instruments

Varian Semiconductor uses derivative instruments to protect its interests from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor has a policy of hedging its balance sheet and certain foreign currency sales exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly by comparing the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

accumulated in other comprehensive income (“OCI”). Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of income. There has been no amount of ineffectiveness recognized during the three month period ended December 30, 2005. OCI associated with hedges of sales denominated in foreign currencies is reclassified to revenue upon recognition in income of the underlying hedged exposure.

The following table summarizes OCI activity associated with hedges of foreign currency denominated sales during the first three months of fiscal year 2006:

Amount of Income
(Amounts in thousands)
Balance as of September 30, 2005	$1,214
Effective portion of cash flow hedging instruments	916
Reclassified to revenue	(2,037)

Balance as of December 30, 2005	$93

Note 15. Comprehensive Income

The following table reconciles net income to comprehensive income for the first three months of fiscal years 2006 and 2005:

	Fiscal Three Months Ended
	December 30, 2005	December 31, 2004
	(Amounts in thousands)
Net income	$22,278	$27,967
Other comprehensive loss:
Effective portion of cash flow hedging instruments	(1,121)	(134)
Unrealized loss on short-term investments	(147)	(733)

Comprehensive income	$21,010	$27,100

Note 16. Share Repurchase Program

In October 2004, Varian Semiconductor announced that its Board of Directors had authorized the repurchase of up to 3.5 million shares of Varian Semiconductor’s common stock on the open market. The first purchases under this plan were made during the first quarter of fiscal year 2006. Varian Semiconductor plans to continue to execute authorized repurchases. Share repurchases under this authorization during the first quarter of fiscal year 2006 were as follows:

	Fiscal Three Months Ended
	December 30, 2005	December 31, 2004
	(Dollars in thousands)
Number of shares of common stock repurchased	530,849	—
Total cost of repurchase	$20,040	—

Note 17. Operating Segments and Geographic Information

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In the first quarter of fiscal year 2006, revenue from three customers accounted for 14%, 14% and 13%, respectively, of Varian Semiconductor’s total revenue. In the first quarter of fiscal year 2005, revenue from three customers, including the non-recurring royalty revenue of $18.9 million received from Applied Materials, accounted for 14%, 12% and 11% of Varian Semiconductor’s total revenue.

As of December 30, 2005, two customers represented 21% and 10%, respectively, of the total accounts receivable balance. As of September 30, 2005, two customers accounted for 16% and 9% of the total accounts receivable balance.

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North America	Europe	Japan	Taiwan	Korea	Other	Consolidated
	(Amounts in thousands)
Revenue - Three months ended:
December 30, 2005	$30,492	$16,787	$28,394	$24,501	$47,012	$13,730	$160,916
December 31, 2004	57,432	16,195	10,922	18,326	33,413	12,137	148,425

Property, plant and equipment, net as of:
December 30, 2005	$51,543	$300	$426	$405	$4,204	$357	$57,235
September 30, 2005	52,704	323	470	424	4,175	339	58,435

The $18.9 million in non-recurring royalty revenue received from Applied Materials in the first three months of fiscal year 2005 is included in the North America revenue in the table above.

Note 18. Income Tax Benefit

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various tax authorities, including the U.S. Internal Revenue Service (“IRS”). The IRS conducted an examination for the tax years 1999 through 2003 as part of its routine examinations of Varian Semiconductor’s income tax returns. The IRS completed fieldwork for this examination of Varian Semiconductor in the fourth quarter of fiscal year 2005 and submitted its report to the Joint Committee for final approval. Varian Semiconductor was notified of Joint Committee approval in the first quarter of fiscal year 2006. In the first quarter of fiscal year 2006, Varian Semiconductor recognized an income tax benefit of $9.0 million related to the favorable conclusion of this multi-year examination. Additionally, Varian Semiconductor reduced other current assets by $8.0 million upon the receipt of an $8.0 million refund from the IRS. Included in interest income is $1.3 million of interest income related to the final resolution of the audit.

Note 19. Recent Accounting Pronouncements

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

Note 20. Subsequent Events

On February 1, 2006, Varian Semiconductor announced that its Board of Directors approved a three-for-two split of common stock to be effected in the form of a stock dividend. This split will be effective February 28, 2006 for shareholders of record on February 13, 2006. Cash will be paid in lieu of fractional shares.

The pro forma effect on the December 30, 2005 balance sheet is approximately a $190 thousand reclassification from capital in excess of par to common stock. Common shares outstanding, giving retroactive effect to the stock split at December 30, 2005 and September 30, 2005, would have been 56.4 million and 57.0 million shares, respectively.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Pro forma earnings per share, giving retroactive effect to the stock split, were as follows:

	Fiscal Three Months Ended
	December 30, 2005	December 31, 2004
Basic earnings per share - as reported (pre-stock split)	$0.59	$0.77
Basic earnings per share - pro forma (post-stock split)	0.40	0.51

Diluted earnings per share - as reported (pre-stock split)	0.59	0.75
Diluted earnings per share - pro forma (post-stock split)	0.39	0.50

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms “believes,” “anticipates,” “expects,” “plans” or similar expressions are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. There are a number of important factors that could cause Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”)’s actual results to differ materially from those indicated by forward-looking statements made in this report and presented by management from time to time. Some of the important risks and uncertainties that may cause Varian Semiconductor’s financial results to differ are described under the heading “Risk Factors” in this report and in the annual report on Form 10-K for the fiscal year ended September 30, 2005, filed with the Securities and Exchange Commission (“SEC”) on December 13, 2005.

The following information should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in “Item 1. Consolidated Financial Statements” of this quarterly report and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Varian Semiconductor’s annual report on Form 10-K for the fiscal year ended September 30, 2005, filed with the SEC on December 13, 2005.

Overview

Varian Semiconductor is the leading supplier of ion implantation equipment used in the fabrication of semiconductor chips. Varian Semiconductor designs, manufactures, markets and services semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the world. Varian Semiconductor’s VIIStaTM ion implanter products are designed to leverage single wafer processing technology for the full range of semiconductor implant applications. Varian Semiconductor has shipped over 3,400 systems worldwide.

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

Critical Accounting Policies and Significant Judgments and Accounting Estimates

Varian Semiconductor’s discussion and analysis of its financial condition and results of operations are based upon Varian Semiconductor’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”). The preparation of these consolidated financial statements requires Varian Semiconductor to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a continual basis, Varian Semiconductor evaluates its estimates, including those related to inventories, accounts receivable, intangible assets, income taxes, warranty obligations, deferred revenue, post-retirement benefits, contingencies, and foreign currencies. Varian Semiconductor operates in a highly cyclical and competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, customer and supplier lead times, and geographic and macroeconomic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. Varian Semiconductor bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also the factors discussed in the section titled “Risk Factors.”

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

Allowance for Doubtful Accounts

Varian Semiconductor maintains allowances for doubtful accounts for estimated losses resulting from the inability to make required payments for products and services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. If the financial conditions of Varian Semiconductor’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. If accounts previously identified as a risk and reserved for subsequently stabilize, and are deemed to no longer be at risk for collection, or categories past due decrease, the allowance for doubtful accounts may be reduced. As a result, a reduction to bad debt expense would be recognized in the period the determination was made.

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

Varian Semiconductor occasionally supplies evaluation tools to potential new customers, usually for a period of three months to one year. While the tool is at the customer’s semiconductor manufacturing factory (“fab”), Varian Semiconductor and the customer work closely together through complex processes to qualify the tool for that particular customer’s requirements. These qualification costs are included in marketing, general and administrative expenses in the period incurred. During the evaluation period, Varian Semiconductor generally reduces the carrying value of the evaluation tool ratably over a period of four years. This cost is recorded as a component of marketing, general and administrative expenses. Customer evaluations are normally successful and upon receipt of the customer purchase order and when all four revenue recognition criteria are met, Varian Semiconductor recognizes the revenue from the evaluation tool and remaining tool cost through cost of product revenue.

Valuation Allowance on Deferred Tax Assets and Income Tax Provision

The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. On a quarterly basis, Varian Semiconductor evaluates both the positive and negative evidence bearing upon the realizability of its deferred tax assets. Varian Semiconductor considers future taxable income, ongoing prudent and feasible tax planning strategies, and the ability to utilize tax losses and credits in assessing the need for a valuation allowance. A valuation allowance related to certain state tax credit carryforwards has been recorded. Management has concluded that it is more likely than not that these credits will not be utilized since historically the annual amount of state credits generated exceeds the amount of credits that can be used. Should Varian Semiconductor determine that it is not able to realize all or part of its other deferred tax assets in the future, a valuation allowance would be required resulting in an expense recorded within the provision for income taxes in the statement of income in the period in which such determination was made. It is possible that the amount of the deferred tax asset considered realizable could be reduced in the near term if future taxable income is reduced. Varian Semiconductor’s effective tax rate is affected by levels of taxable income in domestic and foreign tax jurisdictions, U.S. tax credits generated and utilized for research and development expenditures, U.S. foreign income exclusion, investment tax credits and other tax incentives specific to domestic and foreign operations. In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various tax authorities, including the U.S. Internal Revenue Service (“IRS”). The IRS conducted an examination for the tax years 1999 through 2003 as part of its routine examinations of Varian Semiconductor’s income tax returns. Fieldwork for the examination was completed in the fourth quarter of fiscal year 2005 and submitted to the Congressional Joint Committee on Taxation (“Joint Committee”) for final approval. Varian Semiconductor was notified of Joint Committee approval in the first quarter of fiscal year 2006. In the first quarter of fiscal year 2006, Varian Semiconductor recognized an income tax benefit of $9.0 million related to the favorable conclusion of this multi-year examination by the IRS. In addition, the company recorded $1.3 million of interest income related to various income tax refunds that were released by the IRS at the conclusion of this examination.

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

Environmental Liabilities

Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or Varian Semiconductor’s commitment to a formal plan of action. In situations where the various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate future costs, the lower limit of an estimated range is accrued on a non-discounted basis. All other liabilities, where Varian Semiconductor has generally sufficient knowledge to estimate the scope of costs and future activities, are accrued on a discounted basis. Should new information become available and/or different assumptions are applied in the estimation of environmental liabilities, revisions to the accrued environmental liability would be required.

Results of Operations

Revenue

The following table sets forth revenue by category for the three month periods ended December 30, 2005 and December 31, 2004:

	Fiscal Three Months Ended
	December 30, 2005	December 31, 2004	Change	Percent Change

	(Amounts in thousands)
Revenue
Product	$138,726	$107,088	$31,638	29.5%
Service	20,561	19,395	1,166	6.0%
Royalty and license	1,629	21,942	(20,313)	-92.6%

Revenue	$160,916	$148,425	$12,491	8.4%

Revenue by territory:
Asia Pacific	$113,637	$74,798	$38,839	51.9%
North America*	30,492	57,432	(26,940)	-46.9%
Europe	16,787	16,195	592	3.7%

Revenue	$160,916	$148,425	$12,491	8.4%

*	North America revenue in fiscal year 2005 included $18.9 million in past due royalties from Applied Materials.

Product

During the first quarter of fiscal year 2006, product revenue increased $31.6 million, or 29.5% to $138.7 million from $107.1 million in the first quarter of fiscal year 2005. The increase in product revenue was primarily due to increased high current tool sales, particularly to memory and foundry manufacturers. On a unit basis, the number of high current tools recorded in revenue increased 150% compared to the first quarter of fiscal year 2005. The increase in tool revenues was slightly offset by a decrease in upgrades revenue.

Service

Service revenue during the first quarter of fiscal year 2006 was $20.6 million, compared to $19.4 million for the same period a year ago. Generally, installation revenue is influenced by shipment volume of systems, product mix, customer mix, and timing of customer acceptances.

Royalty and license

Royalty revenue during the first quarter of fiscal year 2006 was $1.6 million, compared to $21.9 million for the same period a year ago. During the first quarter of fiscal year 2005, Varian Semiconductor received $18.9 million for past due royalties from Applied Materials, Inc. (“Applied Materials”) pursuant to an arbitration panel ruling. Applied Materials is also required to make quarterly unit-based royalty payments to Varian Semiconductor on future sales of certain products found to be within the scope of the patent license agreement (the “Agreement”) through expiration of the Agreement in March 2007. Also in the first quarter of fiscal year 2005, Varian Semiconductor received its final quarterly cash payment of $1.25 million pursuant to the terms of a Settlement and License Agreement between Varian Semiconductor and Lam Research Corporation (“Lam”).

Customers

During the first quarter of fiscal year 2006, revenue from three customers accounted for 14%, 14% and 13%, respectively, of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. During the first quarter of fiscal year 2005, revenue from three customers, including the non-recurring royalty revenue of $18.9 million from Applied Materials, accounted for 14%, 12% and 11% of Varian Semiconductor’s total revenue.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given reporting period (see also “Risk Factors” and “Critical Accounting Policies - Revenue Recognition”).

Cost of Product Revenue. Cost of product revenue was $86.6 million and gross product margin was 38% for the first quarter of fiscal year 2006, compared to cost of product revenue of $58.9 million and gross margin of 45% for the first quarter of fiscal year 2005. Cost of product revenue for the first quarter of fiscal year 2006 included $0.2 million of equity-based compensation costs recorded upon the adoption of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123 (R)”) as of October 1, 2005. The primary drivers of the decrease in gross margin, quarter over quarter, were increased costs associated with new account penetration initiatives, fluctuations in inventory charges associated with product transitions and legacy parts demand, and lower levels of upgrades sales. New account penetration initiatives primarily relate to the sale of high current tools to new customers, new regions (where local infrastructure is not already in place) and/or new customer fabs and strategic pricing decisions relative to new customer purchases. The gross margin in the first quarter of fiscal year 2005 was favorably impacted by $1.7 million from the sale of certain inventory for which the carrying value had been reduced in previous periods, whereas the gross margin for the first quarter of fiscal 2006 included $1.0 million in inventory related product transition costs. Upgrades sales traditionally have higher margins than sales of other products, therefore, lower volume of upgrade sales negatively impacts gross margin.

Cost of Service Revenue. Cost of service revenue was $10.8 million and gross margin was 48% for the first quarter of fiscal year 2006, compared to a cost of service revenue of $13.4 million and gross margin of 31% for the first quarter of fiscal year 2005. Cost of service revenue for the first quarter of fiscal year 2006 included $0.2 million of equity-based compensation costs recorded upon the adoption of SFAS No. 123(R) as of October 1, 2005. The decrease in cost of service was the result of reduced installation costs. The reduction in installation costs as a percent of revenue is a result of maturing products, improved installation labor efficiency (which reduces the time to install completion), and a higher percentage of installations being performed by local Varian Semiconductor technicians (as opposed to U.S.-based technicians).

Research and Development. Research and development expenses were $21.6 million for the first quarter of fiscal year 2006, compared to $18.7 million for the first quarter of fiscal year 2005. $1.0 million of the increase in the first quarter of fiscal year 2006 is a result of equity-based compensation costs recorded upon the adoption of SFAS No. 123(R) as of October 1, 2005. The increase in research and development spending is attributable to Varian Semiconductor’s rapid product development cycle and continuing efforts to improve productivity and technical development of its products. In addition to developing new high current products, Varian Semiconductor continues to focus on maintaining its leadership position in the market for medium current implanters.

Marketing, General and Administrative. Marketing, general and administrative expenses were $28.4 million for the first quarter of fiscal year 2006, compared to $27.4 million in the first quarter of fiscal year 2005. $2.5 million of the increase in the first quarter of fiscal year 2006 is a result of equity-based compensation costs recorded upon the adoption of SFAS 123(R) as of October 1, 2005. Additionally, the first quarter of fiscal year 2005 included a $3.5 million charge associated with the retirement of the President and Chief Operating Officer of Varian Semiconductor effective as of December 31, 2004. Exclusive of the equity-based compensation costs in the first quarter of fiscal year 2006 and the retirement costs in the first quarter of fiscal year 2005, the increases are primarily related to costs to demonstrate the capabilities of Varian Semiconductor’s latest generation of products, both at the customer fab and Varian Semiconductor’s factory.

Interest Income and Interest Expense. During the first quarter of fiscal year 2006, Varian Semiconductor earned $5.4 million in net interest income, compared to $7.6 million in net interest income for the first quarter of fiscal year 2005. Interest income for the first quarter of fiscal year 2006 included $1.3 million related to the release of tax refunds by the IRS upon the conclusion of a multi-year tax examination. Interest income in the first quarter of fiscal year 2005 included $5.7 million related to past due royalties from Applied Materials as a result of an arbitration ruling (see also Royalty and license). Higher cash and investment balances and rates, along with an increased portfolio of investments compared to the total cash and investments balance has led to higher interest income from investments.

Other Income (Expense), Net. Other income (expense), net, was less than $0.1 million in expense for the first quarter of fiscal year 2006, compared to other income of $2.8 million for the first quarter of fiscal year 2005. In the first quarter of fiscal year 2005, other income included $2.7 million for the reduction of an estimated loss contingency that had been established to cover any residual indemnification obligations related to patent infringement and antitrust litigation related to the Applied Materials settlement (see also Royalty and license). The statute of limitations on the indemnification obligations expired during the first quarter of fiscal year 2005 (See Note 12. Commitments, Contingencies and Guarantees in the Notes to the Unaudited Interim Consolidated Financial Statements).

Provision for (benefit from) Income Taxes. Varian Semiconductor’s effective income tax rate was a benefit of 17%, including the tax benefit discussed in the following paragraph, for the first three months of fiscal year 2006 and a provision of 31% for the same period in fiscal year 2005. Exclusive of the benefit received, the tax rate was a provision of 30% for the first three months of fiscal year 2006. The decrease in the effective rate, exclusive of the benefit received, is due to the increased benefit we expect to receive from higher levels of research and development spending and foreign sales. The rate is lower than the U.S. federal statutory rate principally due to credits and lower-taxed foreign income. Future tax rates may vary from the historic rates depending on the worldwide composition of earnings and the continuing availability of income tax credits as well as the potential resolution of tax contingencies.

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various tax authorities, including the IRS. The IRS conducted an examination for the tax years 1999 through 2003 as part of its routine examinations of Varian Semiconductor’s income tax returns. The IRS completed fieldwork for this examination of Varian Semiconductor in the fourth quarter of fiscal year 2005 and submitted its report to the Joint Committee for final approval. Varian Semiconductor was notified of Joint Committee approval in the first quarter of fiscal year 2006. Related to the conclusion of this examination, Varian Semiconductor recorded a net tax benefit of $9.0 million in the first quarter of fiscal year 2006.

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA phases out the benefits from the extraterritorial exclusion in fiscal years 2005 and 2006, and provides a new deduction for income from domestic production activities. This deduction became effective for Varian Semiconductor in the first quarter of fiscal year 2006. The AJCA also creates a temporary incentive for U.S. companies to repatriate accumulated foreign earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. Varian Semiconductor completed its evaluation of the foreign repatriation provisions and decided not to repatriate foreign earnings under these provisions as it would not be beneficial to Varian Semiconductor.

Net Income. As a result of the foregoing factors, in the first quarter of fiscal year 2006, Varian Semiconductor recorded net income of $22.3 million, compared to net income of $28.0 million for the same period of fiscal year 2005. The net income per diluted share was $0.59 for the first quarter of fiscal year 2006, compared to net income per diluted share of $0.75 for the first quarter of fiscal year 2005.

Liquidity and Capital Resources

Varian Semiconductor generated $16.2 million of cash from operations during the first three months of fiscal year 2006, compared to $52.9 million of cash generated from operations during the first three months of fiscal year 2005. Cash provided by operations in the first three months of fiscal year 2006 was primarily a result of net income of $22.3 million, decreases in other current assets of $16.4 million and inventories of $10.2 million, and an increase in accounts payable of $8.3 million. These changes were partially offset by a $22.7 million increase in accounts receivable, a $15.3 million decrease in accrued expenses, and a $10.7 million decrease in deferred revenue. The decrease in other current assets is related to the receipt of refunds from the IRS associated with the conclusion of a multi-year tax examination and the high number of completed installations during the quarter, which reduced the amount of inventory related to installations, which is included in other current assets. The increase in accounts payable is related to an increase in the manufacturing schedule for the second quarter as opposed to the first quarter’s plan. The increase in accounts receivable is related to the timing of revenue recognition within the quarter. Cash provided by operations in the first three months of fiscal year 2005 was primarily a result of net income of $28.0 million, an increase in accounts payable of $12.3 million, and decreases in other current assets and accounts receivable of $22.3 million and $4.5 million, respectively. These changes were partially offset by a $17.1 million increase in inventories and a $5.0 million decrease in accrued expenses.

Varian Semiconductor used $81.7 million of cash and cash equivalents for the purchase of short-term investments during the first three months of fiscal year 2006, and $2.5 million of cash and cash equivalents for the purchase of property, plant and equipment during the same period. These outflows were partially offset by proceeds from sales and maturities of short-term investments of $76.3 million during the period. In the first three months of fiscal year 2005, Varian Semiconductor used $56.3 million of cash and cash equivalents for the purchase of short-term investments, and $3.3 million of cash and cash equivalents for the purchase of property, plant and equipment. These were partially offset by proceeds from sales and maturities of short-term investments of $6.3 million during the first three months of fiscal year 2005.

During the first three months of fiscal year 2006, Varian Semiconductor used $10.7 million of cash for financing activities, primarily due to $20.0 million for the repurchase of treasury stock, offset by $8.4 million received from the issuance of common stock upon the exercise of stock options and the issuance of common stock under the Employee Stock Purchase Plan. During the first three months of fiscal year 2005, Varian Semiconductor generated $1.9 million of cash from financing activities, primarily due to $2.0 million from the issuance of common stock upon the exercise of stock options and related to the Employee Stock Purchase Plan, partially offset by repayments on short- and long-term borrowings.

During the first quarter of fiscal year 2005, Varian Semiconductor’s Board of Directors authorized the repurchase of up to 3.5 million shares of Varian Semiconductor’s common stock from time to time on the open market. In the first quarter of fiscal year 2006, Varian Semiconductor repurchased 530,849 shares at a weighted-average price of $37.75 per share. No shares were repurchased prior to the first quarter of fiscal year 2006.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash, cash equivalents and short-term investments of $477.3 million at December 30, 2005 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments, environmental contingencies and cash requirements for the foreseeable future.

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

Contractual Obligations

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of income. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of December 30, 2005 have not been included in the consolidated balance sheets and statements of income included under Item 1. Consolidated Financial Statements; however, they have been disclosed in the following table in order to provide a more complete picture of Varian Semiconductor’s financial position and liquidity.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years

	(Amounts in thousands)
Operating leases	$2,071	$1,573	$478	$20
Purchase order commitments	45,997	45,989	8	—

Total commitments	$48,068	$47,562	$486	$20

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc. (“VAI”), now known as Varian Medical Systems, Inc. (“VMS”) (See Note 12. Commitments, Contingencies and Guarantees in the Notes to the Unaudited Interim Consolidated Financial Statements). During fiscal years 2005, 2004 and 2003, Varian Semiconductor was charged $1.2 million, $1.6 million and $1.4 million, respectively, by VMS in settlement of obligations related to operations prior to April 2, 1999. During the first quarter of fiscal year 2006, Varian Semiconductor was charged by VMS $0.2 million in settlement of these obligations. During the first quarter of fiscal year 2005, Varian Semiconductor was charged by VMS $0.3 million in settlement of these obligations.

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

Significant competitive factors in semiconductor equipment manufacturing include the strength of customer relationships, pricing, technological performance and timing, distribution capabilities and financial viability. Varian Semiconductor believes that in order to remain competitive in this industry, it needs to devote significant financial resources to research and development, to offer and market a broad range of products, and maintain and enhance customer service and support centers worldwide. The semiconductor equipment industry is dominated by large manufacturers who have resources to support customers worldwide, and some of Varian Semiconductor’s competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, service and support than does Varian Semiconductor. With fewer resources, Varian Semiconductor may not be able to match the product offerings or customer service and technical support offered by its competitors. In addition, there are several smaller companies that provide innovative technology that may have performance advantages over Varian Semiconductor’s systems. If these manufacturers continue to improve their product performance and pricing, enter into strategic relationships, expand their current targeted geographic territory or consolidate with large equipment manufacturers, sales of Varian Semiconductor’s products may be adversely affected.

Varian Semiconductor derives a substantial portion of its revenues from a small number of customers, and its business may be harmed by the loss of any one significant customer.

Varian Semiconductor has sold significant percentages of its systems to its major customers, some of which include Elpida Memory, Inc., Hynix Semiconductor, Inc., Infineon Technologies AG, International Business Machines Corporation, Intel Corporation, Micron Technology, Inc., Samsung Electronics Company Limited, Sony Corporation, STMicroelectronics, Texas Instruments, Inc., Taiwan Semiconductor Manufacturing Corporation, Limited and United Microelectronics Corporation. During some quarters, some of these customers have individually accounted for more than 10% of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. Furthermore, Varian Semiconductor may have difficulty attracting additional large customers because its sales depend, in large part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. Once a semiconductor manufacturer has selected a particular supplier’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Consequently, Varian Semiconductor may experience difficulty in selling to a prospective customer if that customer initially selects a competitor’s capital equipment.

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

Varian Semiconductor customarily sells a relatively small number of systems within any period. Consequently, Varian Semiconductor’s revenue and financial results could be negatively impacted for a particular quarter if anticipated orders from even a few customers are not received in time to permit shipment and/or there are delays in customer acceptance of the product upon installation. Generally, Varian Semiconductor recognizes all or a portion of the revenue from a product upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectibility is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. Please refer to the full revenue recognition policy in the Critical

Accounting Policies and Significant Judgments and Accounting Estimates section of this report. As a result, it is often difficult to determine the timing of product revenue recognition. In addition, Varian Semiconductor’s product order backlog at the beginning of each quarter may not include all systems needed to achieve expected revenues for that quarter. Because Varian Semiconductor may build systems according to forecast, the absence of a significant backlog for an extended period of time could adversely affect financial results.

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

As a global company, Varian Semiconductor’s effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. Varian Semiconductor is subject to income taxes in both the U.S. and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Varian Semiconductor’s effective tax rate could be adversely affected by changes in the distribution of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect profitability. For example, recent U.S. legislation governing taxation of extraterritorial income repealed certain export subsidies that were prohibited by the World Trade Organization and enacted different tax provisions. These new tax provisions are not expected to fully offset the loss of the repealed tax provisions and, as a result, Varian Semiconductor’s U.S. tax liability may increase. In addition, Varian Semiconductor’s effective tax rate has benefited from the research and development (“R & D”) tax credit which expired on December 31, 2005. If the R & D credit is not extended, Varian Semiconductor’s tax liability may increase. Further, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on Varian Semiconductor’s ability to generate future taxable income in the U.S. In addition, the amount of income taxes paid is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect profitability.

Changes in accounting standards for stock-based compensation may adversely affect Varian Semiconductor’s operating results, stock price, and competitiveness in the employee marketplace.

The adoption of SFAS No. 123(R) requires Varian Semiconductor to expense all stock-based compensation provided to employees beginning with fiscal year 2006. The environment for skilled employees that are knowledgeable about Varian Semiconductor’s products and services is a competitive one, and Varian Semiconductor believes that stock-based compensation is an important part of the overall compensation offered to attract and retain such employees. SFAS No. 123(R) will decrease Varian Semiconductor’s earnings based on its measure of the value of stock-based compensation. There is some risk that the design of Varian Semiconductor’s compensation plans could not balance profitability with employee retention objectives. Moreover, as Varian Semiconductor is adopting these rules before many of its peer companies, there may be, for some period of time, an appearance that Varian Semiconductor’s earnings are lower than those of comparable companies that have not yet adopted SFAS No. 123(R), which could have a negative effect on Varian Semiconductor’s stock price.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT` MARKET RISK

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

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange gain for the first quarter of fiscal year 2006 was $14,000.

Forward exchange contracts outstanding are summarized as follows (amounts in thousands):

	December 30, 2005			September 30, 2005
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value

Foreign currency purchase contracts:
Euro	$2,482	0.85	$2,487	$1,002	0.80	$967
New Taiwan Dollar	777	33.46	784	638	32.60	625
Japanese Yen	75	115.86	74	—	—	—
British Pound	54	0.58	54	—	—	—
Korean Won	—	—	—	8,839	1,034.63	8,699

Total foreign currency purchase contracts	$3,388		$3,399	$10,479		$10,291

Foreign currency sell contracts:
Japanese Yen	$35,279	118.23	$35,671	$21,268	110.89	$20,868
Korean Won	3,969	1,025.68	3,974	10,637	1,051.30	10,417
New Taiwan Dollar	506	33.00	504	410	33.21	409
Israeli Shekel	284	4.67	288	860	4.50	840
British Pound	—	—	—	395	0.55	381
Euro	—	—	—	89	0.83	89

Total foreign currency sell contracts	$40,038		$40,437	$33,659		$33,004

Total contracts	$43,426		$43,836	$44,138		$43,295

Varian Semiconductor uses derivative instruments to protect its foreign operations from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor hedges its current exposures and a portion of its anticipated foreign currency exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales, except for those in Japan, are primarily denominated in the U.S. dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of operations. There were four forward foreign exchange sell contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at December 30, 2005 totaling an equivalent of $18.8 million. In addition, there were two forward foreign exchange purchase contracts totaling an equivalent of $9.5 million offsetting 2 of the forward sell contracts.

There were approximately $0.1 million in net unrealized gains on these forward Yen contracts as of December 30, 2005. There were approximately $1.2 million in net unrealized gains on these forward Yen revenue contracts as of September 30, 2005. The fair value of forward exchange contracts generally reflects the estimated amounts that Varian Semiconductor would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of Varian Semiconductor’s exposure.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities. Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and short-term investments. Varian Semiconductor maintains cash investments primarily in U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at December 30, 2005 and September 30, 2005 were $172.7 million and $182.1 million, respectively. At December 30, 2005 and September 30, 2005, Varian Semiconductor’s short-term investments were $285.8 million and $280.6 million, respectively, and consisted primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings of AA or better.

Commodity Price Risk

Varian Semiconductor is not exposed to material commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of December 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of December 30, 2005, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 30, 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is provided in Note 12. Commitments, Contingencies and Guarantees to the Unaudited Interim Consolidated Financial Statements under Part I, Item 1 and is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”) during the quarter ended December 30, 2005 of equity securities that are registered by Varian Semiconductor pursuant to Section 12 of the Securities Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 28, 2005	0	$0	0	3,500,000
October 29 – November 25, 2005	530,849	$37.75	530,849	2,969,151
November 26 – December 30, 2005	0	$0	0	2,969,151
Total:	530,849	$37.75	530,849	2,969,151

(1)	Varian Semiconductor repurchased an aggregate of 530,849 shares of its common stock pursuant to the repurchase program that was publicly announced on October 22, 2004 (the “Program”).
(2)	Varian Semiconductor’s board of directors approved the repurchase of up to an aggregate of 3,500,000 shares of common stock pursuant to the Program. The Program does not have a fixed expiration date.

ITEM 6. EXHIBITS

Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 8, 2006