Form 10-Q
period 2006-03-31
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2006-05-09
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Shares of common stock outstanding at May 5, 2006: 57,232,969.

An index of exhibits filed with this Form 10-Q is located on page 35.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2006	2005
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$215,176	$193,426
Short-term investments	318,445	280,646
Accounts receivable, net	127,299	123,612
Inventories	116,034	127,374
Deferred income taxes	33,169	30,865
Other current assets	17,473	32,796

Total current assets	827,596	788,719

Property, plant and equipment, net	59,393	58,435
Goodwill	12,280	12,280
Other assets	4,130	3,385

Total assets	$903,399	$862,819

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Notes payable and current portion of long-term debt	$445	$426
Accounts payable	39,547	33,272
Accrued expenses	42,189	59,280
Product warranty	8,926	8,585
Deferred revenue	49,304	52,118

Total current liabilities	140,411	153,681

Long-term accrued expenses	9,966	10,849
Deferred income taxes	5,477	5,477
Long-term debt	3,508	3,736

Total liabilities	159,362	173,743

Commitments, contingencies and guarantees (Note 12)

Stockholders’ equity

Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 57,959,871 shares issued and 57,163,599 shares outstanding at March 31, 2006; 57,020,757 shares issued and outstanding at September 30, 2005	579	380
Capital in excess of par value	412,034	382,445
Retained earnings	353,426	316,330
Less: Cost of 796,273 shares of common stock held in treasury at March 31, 2006	(20,040)	—
Deferred compensation	—	(9,366)
Accumulated other comprehensive loss	(1,962)	(713)

Total stockholders’ equity	744,037	689,076

Total liabilities and stockholders’ equity	$903,399	$862,819

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Three Months Ended		Fiscal Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2006	2005	2006	2005
	(Amounts in thousands, except per share data)
Revenue
Product	$150,649	$116,044	$289,375	$223,132
Service	17,493	21,287	38,054	40,682
Royalty and license	2,374	1,766	4,003	23,708

Total revenue	170,516	139,097	331,432	287,522

Cost of revenue
Product	88,144	68,870	174,743	127,774
Service	12,159	11,961	22,922	25,341

Total cost of revenue	100,303	80,831	197,665	153,115

Gross profit	70,213	58,266	133,767	134,407

Operating expenses
Research and development	22,272	19,077	43,859	37,730
Marketing, general and administrative	31,422	24,330	59,802	51,710
Restructuring	—	914	—	914

Total operating expenses	53,694	44,321	103,661	90,354

Operating income	16,519	13,945	30,106	44,053
Interest income	5,332	2,577	10,812	10,404
Interest expense	(394)	(173)	(443)	(395)
Other income (expense), net	1	(82)	(40)	2,737

Income before income taxes	21,458	16,267	40,435	56,799
Provision for income taxes	6,640	5,156	3,339	17,721

Net income	$14,818	$11,111	$37,096	$39,078

Weighted average shares outstanding - basic	56,945	54,902	56,646	54,794
Weighted average shares outstanding - diluted	57,717	56,021	57,410	55,904
Net income per share - basic	$0.26	$0.20	$0.65	$0.71
Net income per share - diluted	$0.26	$0.20	$0.65	$0.70

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Six Months Ended
	March 31,	April 1,
	2006	2005
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$37,096	$39,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,589	6,263
Amortization of investment premiums	497	888
Deferred income taxes	(2,304)	(49)
Stock-based compensation	9,889	2,914
Tax benefit from stock-based compensation	5,829	1,789
Excess tax benefits from stock-based compensation	(2,485)	—
Changes in assets and liabilities:
Accounts receivable	(4,026)	17,219
Inventories	8,400	(41,294)
Other current assets	15,323	12,974
Accounts payable	6,259	14,434
Accrued expenses	(19,081)	(9,314)
Product warranty	360	373
Deferred revenue	(3,098)	7,532
Other	(1,023)	(145)

Net cash provided by operating activities	58,225	52,662

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,541)	(8,419)
Proceeds from sales and maturities of short-term investments	175,516	35,125
Purchase of short-term investments	(213,735)	(113,589)

Net cash used in investing activities	(42,760)	(86,883)

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of options and issuance of stock under the employee stock purchase plan	23,137	5,928
Excess tax benefits from stock-based compensation	2,485	—
Repurchase of common stock	(20,040)	—
Repayment of long-term debt	(209)	(3,924)

Net cash provided by financing activities	5,373	2,004

Effects of exchange rates on cash	912	406

Net (decrease) increase in cash and cash equivalents	21,750	(31,811)
Cash and cash equivalents at beginning of period	193,426	218,578

Cash and cash equivalents at end of period	$215,176	$186,767

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

These unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual report on Form 10-K filed by Varian Semiconductor with the SEC on December 13, 2005 for the fiscal year ended September 30, 2005. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three and six month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for a full year or for any other period.

Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation of the financial statements.

Note 2. Stock-Based Compensation

Effective October 1, 2005, Varian Semiconductor adopted on a modified prospective basis the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment (Revised 2004),” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock awards and employee stock purchases related to Varian Semiconductor’s Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the employee’s requisite service period. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). Varian Semiconductor has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

Impact of the adoption of SFAS No. 123(R)

Varian Semiconductor adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of Varian Semiconductor’s fiscal year 2006. Under this transition method, stock-based compensation expense recognized during the quarter ended March 31, 2006 includes: (a) ESPP awards with the offering period commencing on July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) stock options and restricted stock awards granted prior to, but not yet vested as of September 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (c) stock options and restricted stock awards granted, subsequent to September 30, 2005, based on the grant-date fair value, in accordance with the provisions of SFAS No. 123(R). Under the modified prospective transition method, results for prior periods are not restated.

The estimated fair value of Varian Semiconductor’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The effect of recording stock-based compensation for the three and six month periods ended March 31, 2006 was as follows:

	Fiscal Three	Fiscal Six
	Months Ended	Months Ended
	March 31, 2006	March 31, 2006
	(Amounts in thousands except per share amounts)
Stock-based compensation expense by type of award:
Stock options	$3,476	$6,497
Restricted stock	2,228	3,009
Employee Stock Purchase Plan	221	471
Less: Amounts capitalized as inventory	—	(88)

Total stock-based compensation	5,925	9,889
Less: Tax effect on stock-based compensation	(1,828)	(3,017)

Net effect on income	$4,097	$6,872

Effect on earnings per share
Basic	$0.07	$0.12
Diluted	$0.07	$0.12

Effect of stock-based compensation on income by line item:
Cost of product revenue	$278	$497
Cost of service revenue	287	515
Research and development expense	968	1,987
Marketing, general and administrative expense	4,392	6,890
Provision for income taxes	(1,828)	(3,017)

Total cost related to stock-based compensation	$4,097	$6,872

Varian Semiconductor estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. Varian Semiconductor has determined that a blended volatility, between historical and a peer group implied, will best reflect expected volatility over the expected term of the option. Varian Semiconductor believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of Varian Semiconductor’s stock options granted in the six months ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Six Months Ended
	March 31, 2006
	Options	ESPP
Expected life (in years)	4.2	0.5
Expected volatility	38.9%	36.1%
Risk-free interest rate	4.5%	4.4%
Expected dividend yield	0.0%	0.0%

Prior to the adoption of SFAS No. 123(R)

Prior to October 1, 2005, Varian Semiconductor accounted for its stock plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and FASB Interpretation No. 44,

“Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25” and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.

The pro-forma information for the three and six month periods ended April 1, 2005 was as follows:

	Fiscal Three	Fiscal Six
	Months Ended	Months Ended
	April 1, 2005	April 1, 2005
	(Amounts in thousands, except per share amounts)
Net income as reported	$11,111	$39,078
Add: Compensation expense included in net income, net of related tax benefit	130	2,010
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax benefit	(2,741)	(7,853)

Pro forma net income	$8,500	$33,235

Net income per share:
Basic, pro forma	$0.15	$0.61
Basic, as reported	$0.20	$0.71

Diluted, pro forma	$0.15	$0.59
Diluted, as reported	$0.20	$0.70

Effect of stock-based compensation on income by line item:
Cost of product revenue	$—	$—
Cost of service revenue	—	—
Research and development expense	—	—
Marketing, general and administrative expense	189	2,914
Provision for income taxes	(59)	(904)

Total cost related to stock-based compensation	$130	$2,010

The $7.9 million in stock-based compensation for the six month period ended April 1, 2005 included $2.1 million resulting from the amendment to the definition of retirement in the Omnibus Stock Plan by Varian Semiconductor’s Board of Directors on October 5, 2004 and the Retirement Agreement entered into on December 8, 2004 (see Note 11. Retirement Plans).

The fair value of Varian Semiconductor’s stock-based awards granted during the three and six month periods ended April 1, 2005 was estimated using the following weighted-average assumptions:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 1, 2005		April 1, 2005
	Options	ESPP	Options	ESPP
Expected life (in years)	4.0	0.5	4.0	0.5
Expected volatility	50.0%	46.5%	56.5%	46.5%
Risk-free interest rate	4.1%	1.6%	3.8%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Stock Incentive Plan

The 2006 Stock Incentive Plan (“the Plan”), which replaced the Amended and Restated Omnibus Stock Plan upon shareholder approval on February 9, 2006, provides for the grant of non-qualified share-based awards to eligible employees, consultants and non-employee directors of Varian Semiconductor. As of March 31, 2006, there were a total of 8,219,578 shares reserved for future issuance under the Plan.

Stock Options

Share–based awards granted under the Plan vest over a period determined by the Compensation Committee of the Board of Directors. Options granted prior to November 8, 2002 have a life no longer than ten years after the date of grant. Options granted on or after November 8, 2002 have a life no longer than seven years after the date of the grant. Options granted before October 15, 2004 generally vested as to 33% one year from the grant date, and the remaining 67% vest in eight equal quarterly installments so that all options are vested at the end of three years. Options granted after October 15, 2004 generally vest as to 25% one year from date of grant, and the remaining 75% vest in twelve equal quarterly installments so that all options are vested at the end of four years.

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

The following table summarizes the stock option activity as of and for the six month period ended March 31, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(In years)	(In thousands)
Outstanding at September 30, 2005	6,625,004	$22.14
Granted	4,500	27.03
Exercised	(1,165,925)	18.65
Forfeited/expired/cancelled	(69,803)	29.12

Outstanding at March 31, 2006	5,393,776	$22.80	5.3	$33,466

Exercisable at March 31, 2006	3,561,957	$22.53	4.8	$24,697

As of March 31, 2006, the unrecognized compensation cost related to unvested stock options was $19.1 million. This unrecognized balance will be recognized over an estimated weighted average amortization period of 2.3 years.

The total intrinsic value of options exercised during the three and six month periods ended March 31, 2006 was $10.0 million and $15.7 million, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate	Number	Average	Aggregate
Range of	Number	Contractual	Exercise	Intrinsic	Vested and	Exercise	Intrinsic
Exercise Prices	Outstanding	Life	Price	Value	Exercisable	Price	Value
		(In years)		(In thousands)			(In thousands)
$6.57 - $13.67	521,373	3.4	$10.79	$9,015	521,373	$10.79	$9,015
$13.91 - $20.00	1,121,564	4.9	$17.58	$11,776	1,004,714	$17.59	$10,536
$20.74 - $23.46	1,203,878	5.3	$22.75	$6,412	538,135	$22.76	$2,864
$23.54 - $27.95	1,463,665	6.6	$23.80	$6,263	546,183	$23.90	$2,282
$28.46 - $46.00	1,083,296	4.7	$32.70	$—	951,552	$33.25	$—

	5,393,776	5.3	$22.80	$33,466	3,561,957	$22.53	$24,697

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on Varian Semiconductor’s closing stock price of $28.08 as of March 31, 2006, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 2.6 million.

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

The following table summarizes the restricted common stock activity as of and for the fiscal quarter and six month period ended March 31, 2006:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at September 30, 2005	386,773	$26.31
Granted	151,362	29.33
Vested	(93,491)	26.20
Forfeited/expired/cancelled	(2,357)	28.67

Nonvested at March 31, 2006	442,287	$27.35

As of September 30, 2005, Varian Semiconductor had unrecognized compensation cost related to unvested restricted stock of $9.4 million before estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Varian Semiconductor applied the estimated forfeiture rate to the previously recorded stock compensation expense on unvested restricted stock and determined that the cumulative effect of a change in accounting principle was immaterial.

As of March 31, 2006, the unrecognized compensation cost related to unvested restricted stock was $10.7 million before estimated forfeitures. This unrecognized balance will be recognized over an estimated weighted average amortization period of 3.3 years.

Employee Stock Purchase Plan

Employees of Varian Semiconductor who elect to participate in the ESPP are able to purchase common stock at the lower of 85% of the fair market value of Varian Semiconductor’s common stock on the first or last day of the applicable offering period. Typically, each offering period lasts six months. As of March 31, 2006, there were a total of 857,730 shares of common stock reserved for issuance under the ESPP.

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

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2006	2005	2006	2005
	(Amounts in thousands, except per share data)
Numerator:
Net income	$14,818	$11,111	$37,096	$39,078

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	56,945	54,902	56,646	54,794
Effect of dilutive securities:
Stock options and restricted stock	772	1,119	764	1,110

Denominator for diluted net income per share	57,717	56,021	57,410	55,904

Net income per share - basic	$0.26	$0.20	$0.65	$0.71
Net income per share - diluted	$0.26	$0.20	$0.65	$0.70

For the three and six month periods ended March 31, 2006 and April 1, 2005, 1.4 million and 2.6 million potentially dilutive shares and 1.3 million and 1.4 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share.

Note 4. Cash, Cash Equivalents and Short-term Investments

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at March 31, 2006 and September 30, 2005 were $193.4 million and $182.1 million, respectively.

Short-term investments consist primarily of certificates of deposit and corporate bonds with ratings AA or better. All short-term investments have been classified as available-for-sale and are carried at fair market value due to the short period of time to maturity and the relative risk of the investments. Varian Semiconductor has the intent and ability, if necessary, to liquidate any of its investments in order to meet its liquidity needs for the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of acquisition have been classified as short-term.

As of March 31, 2006, a net unrealized loss on short-term investments of $2.2 million was recorded as accumulated other comprehensive loss. As of September 30, 2005, a net unrealized loss on short-term investments of $1.9 million was recorded as accumulated other comprehensive loss.

Short-term investments by security type at March 31, 2006 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Bank certificates of deposit	$24,785	$—	$—	$24,785
U.S. Treasury and agency securities	119,628	179	(1,581)	118,226
Corporate bonds	176,267	1,243	(2,076)	175,434

	$320,680	$1,422	$(3,657)	$318,445

Short-term investments by security type at September 30, 2005 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Bank certificates of deposit	$24,343	$—	$—	$24,343
U.S. Treasury and agency securities	132,174	1,651	(2,963)	130,862
Corporate bonds	126,056	127	(742)	125,441

	$282,573	$1,778	$(3,705)	$280,646

The short-term investment maturities are as follows:

	March 31,	September 30,
	2006	2005
	(Amounts in thousands)
Maturing within 1 year	$205,898	$163,228
Maturing between 1 year and 5 years	112,547	117,418

Total	$318,445	$280,646

Note 5. Accounts Receivable

Accounts receivable consist of the following:

	March 31,	September 30,
	2006	2005
	(Amounts in thousands)
Billed receivables	$128,216	$124,504
Allowance for doubtful accounts	(917)	(892)

Accounts receivable, net	$127,299	$123,612

Substantially all of Varian Semiconductor’s accounts receivable balance relates to trade receivables. Trade accounts receivable are recorded at the invoiced amounts and do not bear interest.

Note 6. Inventories

The components of inventories are as follows:

	March 31,	September 30,
	2006	2005
	(Amounts in thousands)
Raw materials and parts	$56,359	$55,789
Work in process	26,928	21,102
Finished goods	32,747	50,483

Total inventories	$116,034	$127,374

Note 7. Accrued Expenses

The components of accrued expenses are as follows:

	March 31,	September 30,
	2006	2005
	(Amounts in thousands)
Income taxes payable	$7,501	$19,300
Accrued incentive compensation	6,426	12,519
Accrued employee benefits	9,580	8,975
Accrued payroll	4,112	4,323
Accrued retirement benefits	5,273	5,890
Estimated loss contingencies	2,981	2,899
Restructuring	—	208
Other	6,316	5,166

Total accrued expenses	$42,189	$59,280

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

Product warranty activity for the first quarter and six month period of fiscal year 2006 was as follows:

Product
Warranty
Liability
(Amounts in thousands)
Balance as of September 30, 2005	$8,585
Accruals for warranties issued during the period	3,259
Increase to pre-existing warranties	3
Fulfillments during the period	(2,814)

Balance as of December 30, 2005	$9,033

Accruals for warranties issued during the period	3,036
Increase to pre-existing warranties	22
Fulfillments during the period	(3,165)

Balance as of March 31, 2006	$8,926

Product warranty activity for the first quarter and six month period of fiscal year 2005 was as follows:

Product
Warranty
Liability
(Amounts in thousands)
Balance as of October 1, 2004	$7,841
Accruals for warranties issued during the period	1,834
Increase to pre-existing warranties, net	492
Fulfillments made during the period	(2,077)

Balance as of December 31, 2004	$8,090

Accruals for warranties issued during the period	2,551
Increase to pre-existing warranties, net	401
Fulfillments made during the period	(2,803)

Balance as of April 1, 2005	$8,239

Note 9. Deferred Revenue

The components of deferred revenue are as follows:

	March 31,	September 30,
	2006	2005
	(Amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$25,219	$31,752
Extended warranties	11,828	10,509
Maintenance and service contracts	5,668	8,488
Other deferred revenue	6,589	1,369

Total deferred revenue	$49,304	$52,118

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

Varian Semiconductor has indemnification agreements with its officers and directors and certain of its customers. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited. Management believes the estimated fair value of these agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of March 31, 2006.

Varian Semiconductor enters into purchase order commitments in the normal course of business. As of March 31, 2006, Varian Semiconductor has approximately $57.1 million of purchase order commitments with various vendors.

Environmental Remediation

Pursuant to the agreements entered into when Varian Semiconductor, Varian Medical Systems, Inc. (“VMS”) and Varian Inc. (“VI”) spun off from Varian Associates, Inc. (“VAI”) in 1999, Varian Semiconductor, VMS and VI indemnify each other for one-third of environmental investigation and remediation costs at certain sites, as adjusted for any insurance proceeds and tax benefits expected to be realized upon payment of these costs. These sites consist of locations where VAI is alleged to have shipped manufacturing waste for recycling or disposal and current or former VAI facilities. For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.3 million in estimated environmental investigation and remediation costs for these sites and facilities as of March 31, 2006. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.3 million, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.3 million previously described.

As of March 31, 2006, Varian Semiconductor’s environmental liability, based upon future environmental-related costs estimated by VMS, the surviving entity from the 1999 VAI spin off, as of that date and included in current and long-term accrued expenses, totaled $5.6 million, of which $1.2 million is classified as current.

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

As part of the purchase of Varian Semiconductor’s facility located in Newburyport, Massachusetts, Varian Semiconductor has indemnified the lender for any violation of any local, state and federal laws pertaining to environmental regulations, contamination or clean-up. Varian Semiconductor believes the estimated fair value of this indemnification is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for this agreement as of March 31, 2006.

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

Varian Semiconductor’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly by comparing the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income (“OCI”). Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of income. There has been no amount of ineffectiveness recognized during the three and six month periods ended March 31, 2006. OCI associated with hedges of sales denominated in foreign currencies is reclassified to revenue upon recognition in income of the underlying hedged exposure.

The following table summarizes OCI activity associated with hedges of foreign currency denominated sales during the first quarter and six month period of fiscal year 2006:

Amount of Income
(Amounts in thousands)
Balance as of September 30, 2005	$1,214
Effective portion of cash flow hedging instruments	916
Reclassified to revenue	(2,037)

Balance as of December 30, 2005	$93

Effective portion of cash flow hedging instruments	390
Reclassified to revenue	(210)

Balance as of March 31, 2006	$273

Note 15. Comprehensive Income

The following table reconciles net income to comprehensive income for the second quarter and six month periods of fiscal years 2006 and 2005:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2006	2005	2006	2005
	(Amounts in thousands)
Net income	$14,818	$11,111	$37,096	$39,078
Other comprehensive income (loss):
Effective portion of cash flow hedging instruments, net of tax	124	92	(654)	—
Unrealized loss on short-term investments, net of tax	(111)	(709)	(214)	(1,218)

Comprehensive income	$14,831	$10,494	$36,228	$37,860

Note 16. Share Repurchase Program

In October 2004, Varian Semiconductor announced that its Board of Directors had authorized the repurchase of up to $100 million of Varian Semiconductor’s common stock on the open market. The first purchases under this plan were made during the first quarter of fiscal year 2006. Varian Semiconductor plans to continue to execute authorized repurchases. Share repurchases under this authorization during the first six months of fiscal year 2006 were as follows:

	Fiscal Six Months Ended
	March 31,	April 1,
	2006	2005
	(Dollars in thousands)
Number of shares of common stock repurchased (split effected)	796,273	—
Total cost of repurchase	$20,040	—

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

Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In the second quarter of fiscal year 2006, revenue from four customers accounted for 14%, 13%, 12% and 11%, respectively, of Varian Semiconductor’s total revenue. In the second quarter of fiscal year 2005, revenue from two customers accounted for 23% and 11%, respectively, of Varian Semiconductor’s total revenue. During the first six months of fiscal year 2006, revenue from three customers accounted for 13%, 12% and 11%, respectively, of Varian Semiconductor’s total revenue. During the first six months of fiscal year 2005, revenue from two customers accounted for 17% and 11%, respectively, of Varian Semiconductor’s total revenue.

As of March 31, 2006, three customers represented 15%, 14% and 11%, respectively, of the total accounts receivable balance. As of September 30, 2005, two customers accounted for 16% and 9% of the total accounts receivable balance.

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North
	America	Europe	Japan	Taiwan	Korea	Other	Consolidated
	(Amounts in thousands)
Revenue — Three months ended:
March 31, 2006	$44,990	$23,968	$12,425	$37,539	$34,119	$17,475	$170,516
April 1, 2005	26,294	14,209	11,885	18,784	47,312	20,613	139,097

Revenue — Six months ended:
March 31, 2006	$75,482	$40,755	$40,819	$62,040	$81,131	$31,205	$331,432
April 1, 2005	83,726	30,404	22,807	37,110	80,725	32,750	287,522

Long term assets, net, as of:
March 31, 2006	$63,040	$515	$440	$383	$11,081	$344	$75,803
September 30, 2005	63,743	530	498	424	8,566	339	74,100

The $18.9 million in non-recurring royalty revenue received from Applied Materials in the first six months of fiscal year 2005 is included in the North America revenue in the table above.

Note 18. Income Tax Benefit

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various tax authorities, including the U.S. Internal Revenue Service (“IRS”). The IRS conducted an examination for the tax years 1999 through 2003 as part of its routine examinations of Varian Semiconductor’s income tax returns. The IRS completed fieldwork for this examination of Varian Semiconductor in the fourth quarter of fiscal year 2005 and submitted its report to the Joint Committee for final approval. Varian Semiconductor was notified of Joint Committee approval in the first quarter of fiscal year 2006. In the first quarter of fiscal year 2006, Varian Semiconductor recognized an income tax benefit of $9.0 million related to the favorable conclusion of this multi-year examination. Additionally, Varian Semiconductor reduced other current assets by $8.0 million upon the receipt of an $8.0 million refund from the IRS. Included in interest income for the first six months of fiscal year 2006 is $1.3 million of interest income related to the final resolution of the audit.

Varian Semiconductor’s effective income tax rate was 30.5% for the first six months of fiscal year 2006. Inclusive of the one-time income tax benefit received in the first quarter of fiscal year 2006, the actual tax rate was a provision of 8.3%.

Note 19. Stock Split

On February 1, 2006, the Board of Directors declared a three-for-two stock split, effected in the form of a stock dividend, payable on February 28, 2006 to stockholders of record at the close of business on February 13, 2006. Varian Semiconductor has retained the current par value of $0.01 per share for all common shares. All references in the financial statements and notes to the number of shares outstanding, per share amounts, stock option, restricted stock and ESPP data of Varian Semiconductor’s common shares have been restated to reflect the effect of the stock split for all periods presented.

Stockholders’ equity as of March 31, 2006 reflects the stock split by reclassifying from “Capital in excess of par value” to “Common stock” an amount equal to the par value of the additional shares arising from the split. Stockholders’ equity as of September 30, 2005 reflects historical dollar values of common stock and capital in excess of par value, while the number of shares issued and outstanding has been updated to reflect post-split shares in order to calculate per share values.

Note 20. Recent Accounting Pronouncements

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

Varian Semiconductor’s business is cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depends on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. In fiscal years 2001 and 2002, semiconductor equipment manufacturers experienced a significant contraction in the demand for products due to the slowdown in economies worldwide, specifically the slowdown in technology sectors that utilize integrated circuits. In fiscal year 2003, Varian Semiconductor experienced an increase in business activity owing to a generally strengthening economy and increased demand for semiconductors. Demand for semiconductor industry products continued and Varian Semiconductor’s fiscal year 2004 revenue increased 46% over fiscal year 2003. For fiscal year 2005, Varian Semiconductor’s revenue increased 13% over fiscal year 2004, despite a slight decline in the capital expenditures of semiconductor manufacturers, as customers migrated to single wafer systems, which favor Varian Semiconductor’s product offerings.

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

Evaluation Tools

Varian Semiconductor occasionally supplies evaluation tools to potential new customers, usually for a period of three months to one year. While the tool is at the customer’s semiconductor manufacturing factory (“fab”), Varian Semiconductor and the customer work closely together through complex processes to qualify the tool for that particular customer’s requirements. These qualification costs are included in marketing, general and administrative expenses in the period incurred. In addition, during the evaluation period, Varian Semiconductor generally reduces the carrying value of the evaluation tool ratably over a period of four years. This cost is recorded as a component of marketing, general and administrative expenses and the carrying value of the evaluation tool is included in inventory. Customer evaluations are normally successful and upon fulfillment of all four revenue recognition criteria, Varian Semiconductor recognizes the revenue from the evaluation tool and remaining tool cost through revenue and cost of product revenue, respectively.

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

Results of Operations

Revenue

The following table sets forth revenue by category for the three and six month periods ended March 31, 2006 and April 1, 2005:

	Fiscal Three Months Ended				Fiscal Six Months Ended
	March 31,	April 1,		Percent	March 31,	April 1,		Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Amounts in thousands)				(Amounts in thousands)
Revenue
Product	$150,649	$116,044	$34,605	29.8%	$289,375	$223,132	$66,243	29.7%
Service	17,493	21,287	(3,794)	-17.8%	38,054	40,682	(2,628)	-6.5%
Royalty and license	2,374	1,766	608	34.4%	4,003	23,708	(19,705)	-83.1%

Revenue	$170,516	$139,097	$31,419	22.6%	$331,432	$287,522	$43,910	15.3%

Revenue by territory:
Asia Pacific	$101,558	$98,594	$2,964	3.0%	$215,195	$173,392	$41,803	24.1%
North America*	44,990	26,294	18,696	71.1%	75,482	83,726	(8,244)	-9.8%
Europe	23,968	14,209	9,759	68.7%	40,755	30,404	10,351	34.0%

Revenue	$170,516	$139,097	$31,419	22.6%	$331,432	$287,522	$43,910	15.3%

*	North America revenue for the first six months of fiscal year 2005 included $18.9 million in past due royalties from Applied Materials.

Product

During the second quarter and first six months of fiscal year 2006, product revenue was $150.6 million and $289.4 million, respectively, compared to $116.0 million and $223.1 million for the same periods a year ago. The increase in product revenue was primarily due to increased high current tool sales, particularly to memory and foundry manufacturers. On a unit basis, the number of high current tools recorded in revenue increased 71% in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. For the fiscal year to date, high current units recorded in revenue has increased more than 100% over the same period in fiscal year 2005. Parts sales for the second quarter and fiscal year to date also increased by approximately 29% and 17%, respectively when compared to the same periods in fiscal year 2005. The increases in tool and parts revenues for both the quarter and the year to date were slightly offset by a decrease in upgrades revenue.

Service

Service revenue during the second quarter and first six months of fiscal year 2006 was $17.5 million and $38.1 million, respectively, compared to $21.3 million and $40.7 million for the same periods a year ago. The primary reason for the decreases in both quarterly and year-to-date revenues is a decrease in the fair value of installation revenue. As products have matured and the installation requires less effort to complete, the fair value of installation revenue is reduced and product revenue simultaneously increased. Generally, installation revenue is influenced by shipment volume of systems, product mix, customer mix, and timing of customer acceptances.

Royalty and license

Royalty revenue during the second quarter and first six months of fiscal year 2006 was $2.4 million and $4.0 million, respectively, compared to $1.8 million and $23.7 million for the same respective periods a year ago. During the first quarter of fiscal year 2005, Varian Semiconductor received $18.9 million for past due royalties from Applied Materials, Inc. (“Applied Materials”) pursuant to an arbitration panel ruling. Applied Materials is also required to make quarterly unit-based royalty payments to Varian Semiconductor on future sales of certain products found to be within the scope of the patent license agreement (the “Agreement”) through expiration of the Agreement in March 2007. Also in the first quarter of fiscal year 2005, Varian Semiconductor received its final quarterly cash payment of $1.25 million pursuant to the terms of a Settlement and License Agreement between Varian Semiconductor and Lam Research Corporation.

Customers

During the second quarter of fiscal year 2006, revenue from four customers accounted for 14%, 13%, 12% and 11%, respectively, of Varian Semiconductor’s total revenue, compared to two customers with 23% and 11% of the revenue, respectively, during the second quarter of fiscal year 2005. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. During the first six months of fiscal year 2006, revenue from three customers, accounted for 13%, 12% and 11% of Varian Semiconductor’s total revenue. During the first six months of fiscal year 2005, revenue from two customers accounted for 17% and 11%, respectively, of Varian Semiconductor’s total revenue.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given reporting period (see also “Risk Factors” and “Critical Accounting Policies - Revenue Recognition”).

Shipment Mix

Varian Semiconductor’s tools are used for both 200mm and 300mm wafer size implants. In addition, Varian Semiconductor’s tools are used in both major markets, memory and logic, for integrated circuits. Shipments to foundry manufacturers are allocated based upon Varian Semiconductor’s estimate of usage for either memory or logic. The following table sets forth tool shipments by wafer size and market, as a percent of total tool shipments, for the second quarter and first six months of fiscal years 2006 and 2005. Percentages are based on the number of tools shipped during the respective period.

	Fiscal Three Months Ended			Fiscal Six Months Ended
	March 31,	April 1,	Percent	March 31,	April 1,	Percent
	2006	2005	Change	2006	2005	Change
By wafer size
300mm	71%	69%	2%	75%	60%	15%
200mm	29%	31%	-2%	25%	40%	-15%

Shipments	100%	100%	0%	100%	100%	0%

By market
Memory	53%	60%	-7%	60%	62%	-2%
Logic	47%	40%	7%	40%	38%	2%

Shipments	100%	100%	0%	100%	100%	0%

Wafer size and market The migration from 200mm to 300mm began at the end of the 1990s and 300mm fabs now represent more than half of semiconductor expansions. Most advanced devices below 130nm are produced on 300mm wafers. Varian Semiconductor believes the increase in shipments from 200mm to 300mm will continue and is evidence that Varian

Semiconductor’s tools meet the newest technology requirements. Memory manufacturers typically produce integrated circuits used for DRAM, flash, etc. which store and retrieve information, while logic manufacturers typically produce integrated circuits used to process data. Significant purchasing fluctuations from memory, logic and foundry fabs could lead to significant fluctuations in Varian Semiconductor’s revenues, even if the total ion implant market remains flat.

The first table below shows Varian Semiconductor’s calendar year 2005 and 2004 market share, as reported by Gartner Dataquest in April 2006 and April 2005. Market share estimates are calculated on a subset of revenue, and information reported by Gartner Dataquest may not be consistent on a company by company basis. The second table below shows the total available market for ion implanter sales in calendar years 2005 and 2004, as reported by Gartner Dataquest in April 2006 and April 2005. The total available market represents an estimated worldwide total revenue for ion implanters sold by all companies which sell ion implanters during each of the calendar years.

Market Share

	Calendar Year Ended
	December 31,	December 31,
	2005	2004	Change
By market
Medium current	58%	52%	6%
High current	38%	22%	16%
High energy	10%	10%	0%
Overall	39%	31%	8%

Total Available Market

	Calendar Year Ended
	December 31,	December 31,
(in millions)	2005	2004	Change
By market
Medium current	$330	$447	-26%
High current	598	595	1%
High energy	194	223	-13%

Overall	$1,122	$1,265	-11%

Market Share and Total Available Market Market share and Total Available Market research data is also published by VLSI Research Inc. In April 2006, VLSI Research Inc. reported that Varian Semiconductor’s overall market share was 41% and that the Total Available Market was $1,070 million for calendar year 2005. Varian Semiconductor’s increase in high current and medium current market share has led to increased revenues, as the total available market for ion implanter sales was down 11% during calendar year 2005, compared to calendar year 2004. Varian Semiconductor’s increase in high current market share is a result of the industry shift to single wafer implanters at advanced technology nodes (90nm and below). Varian Semiconductor began developing single wafer high current tools during 1994 and feels it is currently the industry leader. In addition, Varian Semiconductor continues to invest in research and development to maintain its medium current market share lead. High energy implanters are the smallest component of the total available market for ion implanter sales and Varian Semiconductor maintained its market share. Please refer to Varian Semiconductor’s annual report on Form 10-K for the fiscal year ended September 30, 2005 for additional information on the technology and markets for ion implantation equipment.

Cost of Product Revenue Cost of product revenue was $88.1 million and gross margin was 41.5% for the second quarter of fiscal year 2006, compared to the cost of product revenue of $68.9 million and gross margin of 40.7% for the second quarter of fiscal year 2005. For the first six months of fiscal year 2006, the cost of product revenue was $174.7 million and gross margin was 39.6%, compared to the cost of product revenue of $127.8 million and gross margin of 42.7% for the first six months of fiscal year 2005. Cost of product revenue for the second quarter and first six months of fiscal year 2006 included $0.3 million and $0.5 million, respectively, of equity-based compensation costs recorded upon the adoption of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123 (R)”) as of October 1, 2005. The primary drivers of the increase in gross margin, quarter over quarter, were improved product and customer mix. The decrease in gross product margin on a year-to-date basis was primarily related to costs in the first quarter of fiscal 2006 associated with new account penetration initiatives, fluctuations in inventory charges associated with product transitions and legacy parts demand, and lower levels of upgrades sales. New account penetration initiatives primarily relate to the sale of high current tools to new customers, new regions (where local infrastructure is not already in place) and/or new customer fabs and strategic pricing decisions relative to new customer purchases. In addition, upgrades sales traditionally have higher margins than sales of other products, therefore, lower volume of upgrade sales negatively impacts gross margin.

Cost of Service Revenue. Cost of service revenue was $12.2 million and gross margin was 30.5% for the second quarter of fiscal year 2006, compared to a cost of service revenue of $12.0 million and gross margin of 43.8% for the second quarter of fiscal year 2005. Cost of service revenue was $22.9 million and gross margin was 39.8% for the first six months of fiscal year 2006, compared to a cost of service revenue of $25.3 million and gross margin of 37.7% for the first six months of fiscal year 2005. Cost of service revenue for the second quarter and first six months of fiscal year 2006 included $0.3 million and $0.5 million, respectively, of equity-based compensation costs recorded upon the adoption of SFAS No. 123(R) as of October 1, 2005.

The increase in cost of service was the result of additional contract and installation costs. The decrease in service margins on a quarter-over-quarter basis is related to decreased margins on installations and the mix of customers for both contracts and paid service. The fair value of installations is assessed periodically and is largely based upon the historical experience of the effort and cost to complete installations. The fair value of tool installation is determined at the time of tool shipment. The decrease in cost of service and related increase in service margin for the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005 is primarily due to the first quarter 2006 reduced installation costs recognized prior to the reduction in installation fair value. As stated above, as products have matured and the installation requires less effort to complete, the fair value of installation revenue is reduced and product revenue simultaneously increased. Based upon the results of the first quarter 2006, the fair value was reduced for certain products shipped in the second quarter 2006. Generally, installation revenue is influenced by shipment volume of systems, product mix, customer mix, and timing of customer acceptances.

Research and Development. Research and development expenses were $22.3 million and $43.9 million, respectively, for the second quarter and first six months of fiscal year 2006, compared to $19.1 million and $37.7 million, respectively, for the second quarter and first six months of fiscal year 2005. Research and development expense for the second quarter and first six months of fiscal year 2006 included $1.0 million and $2.0 million, respectively, of equity-based compensation costs recorded upon the adoption of SFAS No. 123(R) as of October 1, 2005. The increase in research and development spending is also attributable to Varian Semiconductor’s rapid product development cycle and continuing efforts to improve productivity and technical development of its products. In addition to developing new high current products, Varian Semiconductor continues to focus on maintaining its leadership position in the market for medium current implanters.

Marketing, General and Administrative. Marketing, general and administrative expenses were $31.4 million and $59.8 million, respectively, for the second quarter and first six months of fiscal year 2006, compared to $24.3 million and $51.7 million, respectively, for the second quarter and first six months of fiscal year 2005. Marketing, general and administrative expenses for the second quarter and first six months of fiscal year 2006 included $4.4 million and $6.9 million, respectively, of equity-based compensation costs recorded upon the adoption of SFAS No. 123(R) as of October 1, 2005. Additionally, the first six months of fiscal year 2005 included a $3.5 million charge associated with the retirement of the President and Chief Operating Officer of Varian Semiconductor effective as of April 1, 2005. Exclusive of the equity-based compensation costs in the first six months of fiscal year 2006 and the retirement costs in the first six months of fiscal year 2005, the increases are primarily related to costs to demonstrate the capabilities of Varian Semiconductor’s latest generation of products, both at the customer’s fab and Varian Semiconductor’s factory.

Interest Income and Interest Expense. During the second quarter and first six months of fiscal year 2006, Varian Semiconductor earned $4.9 million and $10.4 million, respectively, in net interest income, compared to $2.4 million and $10.0 million in net interest income for the same respective periods of fiscal year 2005. Interest income for the first six months of fiscal year 2006 includes $1.3 million related to the release of tax refunds by the IRS upon the conclusion of a multi-year tax examination. Interest income in the first six months of fiscal year 2005 includes $5.7 million related to past due royalties from Applied Materials as a result of an arbitration ruling (see also Royalty and license). Higher cash and investment balances and rates, along with an increased portfolio of investments compared to the total cash and investments balance has led to higher interest income from investments.

Other Income (Expense), Net. Other income (expense), net, was less than $0.1 million in income for the second quarter and less than $0.1 million in expense for the first six months of fiscal year 2006, compared to other expense of $0.1 million and other income of $2.8 million, respectively for the second quarter and first six months of fiscal year 2005. In the first six months of fiscal year 2005, other income included $2.7 million for the reduction of an estimated loss contingency that had been established to cover any residual indemnification obligations related to patent infringement and antitrust litigation related to the Applied Materials settlement (see also Royalty and license). The statute of limitations on the indemnification obligations expired during the first quarter of fiscal year 2005 (See Note 12. Commitments, Contingencies and Guarantees in the Notes to the Unaudited Interim Consolidated Financial Statements).

Provision for (benefit from) Income Taxes. Varian Semiconductor’s effective income tax rate was 30.5% for the first six months of fiscal year 2006 and 31.2% for the same period in fiscal year 2005. Inclusive of the one-time tax benefit received in the first quarter of fiscal year 2006, as discussed in the following paragraph, the actual tax rate was a provision of 8.3% for the first six months of fiscal year 2006. The decrease in the effective rate, exclusive of the benefit received, is due to the increased benefit Varian Semiconductor expects to receive from higher levels of research and development spending and foreign sales. The rate is lower than the U.S. federal statutory rate principally due to credits and lower-taxed foreign income. Future tax rates may vary from the historic rates depending on the worldwide composition of earnings and the continuing availability of income tax credits as well as the potential resolution of tax contingencies.

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

Net Income. As a result of the foregoing factors, in the second quarter and first six months of fiscal year 2006, Varian Semiconductor recorded net income of $14.8 million and $37.1 million, respectively, compared to net income of $11.1 million and $39.1 million for the same respective periods of fiscal year 2005. The net income per diluted share was $0.26 for the second quarter of fiscal year 2006, compared to net income per diluted share of $0.20 for the second quarter of fiscal year 2005. The net income per diluted share was $0.65 for the first six months of fiscal year 2006, compared to net income per diluted share of $0.70 for the first six months of fiscal year 2005.

Liquidity and Capital Resources

Varian Semiconductor generated $58.2 million of cash from operations during the first six months of fiscal year 2006, compared to $52.7 million of cash generated from operations during the first six months of fiscal year 2005. Cash provided by operations in the first six months of fiscal year 2006 was primarily a result of net income of $37.1 million, decreases in other current assets of $15.3 million and inventories of $8.4 million, non-cash expenses such as stock-based compensation of $9.9 million and depreciation and amortization of $6.6 million, and an increase in accounts payable of $6.3 million. These changes were partially offset by a $19.1 million decrease in accrued expenses. The decrease in other current assets is related to the receipt of refunds from the IRS associated with the conclusion of a multi-year tax examination and the high number of completed tool installations during the quarter, which reduced the amount of capitalized costs related to installations. The decrease in inventory is primarily related to a lower finished goods inventory balance and an increase in inventory turns. The increase in accounts payable is related to a higher manufacturing build schedule. The decrease in accrued expenses relates to a decrease in income taxes payable due to the conclusion of the tax examination and a decrease in accrued incentive compensation due to payments made. Cash provided by operations in the first six months of fiscal year 2005 was primarily a result of net income of $39.1 million, an increase in accounts payable of $14.4 million, and decreases in accounts receivable and other current assets of $17.2 million and $13.0 million, respectively. These changes were partially offset by a $41.3 million increase in inventories and a $9.3 million decrease in accrued expenses.

Varian Semiconductor used $213.7 million of cash and cash equivalents for the purchase of short-term investments during the first six months of fiscal year 2006, and $4.5 million of cash and cash equivalents for the purchase of property, plant and equipment during the same period. These outflows were partially offset by proceeds from sales and maturities of short-term investments of $175.5 million during the period. In the first six months of fiscal year 2005, Varian Semiconductor used $113.6 million of cash and cash equivalents for the purchase of short-term investments, and $8.4 million of cash and cash equivalents for the purchase of property, plant and equipment. These were partially offset by proceeds from sales and maturities of short-term investments of $35.1 million during the first six months of fiscal year 2005.

During the first six months of fiscal year 2006, Varian Semiconductor generated $5.4 million of cash from financing activities, primarily due to $23.1 million received from the issuance of common stock upon the exercise of stock options and the issuance of common stock under the Employee Stock Purchase Plan, offset by $20.0 million used for the repurchase of treasury stock. During the first six months of fiscal year 2005, Varian Semiconductor generated $2.0 million of cash from financing activities, primarily due to $5.9 million from the issuance of common stock upon the exercise of stock options and the issuance of common stock under the Employee Stock Purchase Plan, partially offset by $3.9 million in repayment of short- and long-term borrowings.

During the first quarter of fiscal year 2005, Varian Semiconductor’s Board of Directors authorized the repurchase of up to 3.5 million shares of Varian Semiconductor’s common stock from time to time on the open market. In the fourth quarter of fiscal year 2005, Varian Semiconductor’s Board of Directors reaffirmed this authorization of up to $100 million. In the first quarter of fiscal year 2006, Varian Semiconductor repurchased 796,273 shares at a weighted-average price of $25.17 per share. No shares were repurchased prior to the first quarter of fiscal year 2006. In the second quarter of fiscal year 2006, Varian Semiconductor did not repurchase any additional shares of its common stock.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash, cash equivalents and short-term investments of $533.6 million at March 31, 2006 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments, environmental contingencies and cash requirements for the foreseeable future.

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

Contractual Obligations

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of income. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of March 31, 2006 have not been included in the consolidated balance sheets and statements of income included under Item 1. Consolidated Financial Statements; however, they have been disclosed in the following table in order to provide a more complete picture of Varian Semiconductor’s financial position and liquidity.

	Payments Due by Period
		Less than 1	1-3	3-5
	Total	Year	Years	Years
	(Amounts in thousands)
Operating leases	$2,253	$1,672	$568	$13
Purchase order commitments	57,113	57,108	—	5

Total commitments	$59,366	$58,780	$568	$18

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc. (“VAI”), now known as Varian Medical Systems, Inc. (“VMS”) (See Note 12. Commitments, Contingencies and Guarantees in the Notes to the Unaudited Interim Consolidated Financial Statements). During fiscal years 2005, 2004 and 2003, Varian Semiconductor was charged $1.2 million, $1.6 million and $1.4 million, respectively, by VMS in settlement of obligations related to operations prior to April 2, 1999. During the first six months of fiscal year 2006, Varian Semiconductor was charged by VMS $0.5 million in settlement of these obligations. During the first quarter of fiscal year 2005, Varian Semiconductor was charged by VMS $0.7 million in settlement of these obligations.

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

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange loss for the second quarter and first six months of fiscal year 2006 was $55,000 and $41,000, respectively.

Forward exchange contracts outstanding are summarized as follows (amounts in thousands):

	March 31, 2006			September 30, 2005
	Notional	Contract	Fair	Notional	Contract	Fair
	Value	Rate	Value	Value	Rate	Value
Foreign currency purchase contracts:
Euro	$880	0.83	$884	$1,002	0.80	$967
Korean Won	827	970.00	814	8,839	1,034.63	8,699
New Taiwan Dollar	674	32.05	663	638	32.60	625
Singapore Dollar	249	1.62	248	—	—	—
British Pound	117	0.57	117	—	—	—

Total foreign currency purchase contracts	$2,747		$2,726	$10,479		$10,291

Foreign currency sell contracts:
Japanese Yen	$20,903	116.32	$20,678	$21,268	110.89	$20,868
Korean Won	6,545	969.65	6,439	10,637	1,051.30	10,417
New Taiwan Dollar	154	32.41	154	410	33.21	409
Israeli Shekel	573	4.70	576	860	4.50	840
British Pound	—	—	—	395	0.55	381
Euro	—	—	—	89	0.83	89

Total foreign currency sell contracts	$28,175		$27,847	$33,659		$33,004

Total contracts	$30,922		$30,573	$44,138		$43,295

Varian Semiconductor uses derivative instruments to protect its foreign operations from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor hedges its current exposures and a portion of its anticipated foreign currency exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales, except for those in Japan, are primarily denominated in the U.S. dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of operations. There were four forward foreign exchange sell contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at March 31, 2006 totaling an equivalent of $17.2 million. In addition, there was one forward foreign exchange purchase contract totaling an equivalent of $6.6 million offsetting one of the forward sell contracts.

There were approximately $273 thousand in net unrealized gains on these forward Yen contracts as of March 31, 2006. There were approximately $1.2 million in net unrealized gains on these forward Yen revenue contracts as of September 30, 2005.

The fair value of forward exchange contracts generally reflects the estimated amounts that Varian Semiconductor would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of Varian Semiconductor’s exposure.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities. Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and short-term investments. Varian Semiconductor maintains cash investments primarily in U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at March 31, 2006 and September 30, 2005 were $193.4 million and $182.1 million, respectively. At March 31, 2006 and September 30, 2005, Varian Semiconductor’s short-term investments were $318.4 million and $280.6 million, respectively, and consisted primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings of AA or better.

Commodity Price Risk

Varian Semiconductor is not exposed to material commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of March 31, 2006, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is provided in Note 12. Commitments, Contingencies and Guarantees to the Unaudited Interim Consolidated Financial Statements under Part I, Item 1 and is incorporated herein by reference.

ITEM 1A. Risk Factors

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were submitted to a vote of the stockholders at the 2006 Annual Meeting of Stockholders of Varian Semiconductor held on February 9, 2006: (1) the election of one Class I Director for the ensuing three years; (2) the approval of the Varian Semiconductor 2006 Stock Incentive Plan; (3) the approval of Varian Semiconductor’s 2006 Management Incentive Plan; (4) the approval of an amendment to Varian Semiconductor’s Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance by 500,000 shares; and (5) the ratification of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending September 29, 2006. The number of shares of common stock eligible to vote as of the record date of December 12, 2005 was 37,817,938 shares. Each of these matters was approved by the requisite vote of the stockholders. Set forth below is the number of votes cast for, against, or withheld.

NOTE: The 2006 Annual Meeting of Stockholders of Varian Semiconductor was held prior to the three-for-two stock split effected as a dividend, therefore the vote tallies shown below represent pre-split shares.

Proposal 1 – To elect one Class I Directors for the ensuing three years.

	For	Against	Withheld
Gary E. Dickerson	33,420,620	—	1,050,537

Proposal 2 – To approve the adoption of the 2006 Stock Incentive Plan.

For	Against	Withheld
21,920,064	9,332,501	57,672

Proposal 3 – To approve the adoption of the 2006 Management Incentive Plan.

For	Against	Withheld
31,756,791	2,650,912	63,454

Proposal 4 – To approve an amendment to the Employee Stock Purchase Plan to increase the number of shares of our common stock available for issuance under the plan by 500,000 shares.

For	Against	Withheld
30,685,546	577,724	46,967

Proposal 5 – To ratify the selection of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending September 29, 2006.

For	Against	Withheld
34,236,908	205,869	28,380

ITEM 5. OTHER INFORMATION

None.

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

Date: May 9, 2006