Form 10-Q
period 2006-06-30
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2006-08-07
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Shares of common stock outstanding at August 4, 2006: 55,057,920.

An index of exhibits filed with this Form 10-Q is located on page 35.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	September 30, 2005
	(Amounts in thousands, except share data)
ASSETS

Current assets
Cash and cash equivalents	$218,517	$193,426
Marketable securities	167,176	280,646
Accounts receivable, net	151,556	123,612
Inventories	129,894	127,374
Deferred income taxes	34,942	30,865
Other current assets	15,317	32,796

Total current assets	717,402	788,719

Long-term marketable securities	131,864	—
Property, plant and equipment, net	60,211	58,435
Goodwill	12,280	12,280
Other assets	4,184	3,385

Total assets	$925,941	$862,819

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Notes payable and current portion of long-term debt	$455	$426
Accounts payable	47,311	33,272
Accrued expenses	56,082	59,280
Product warranty	9,671	8,585
Deferred revenue	51,742	52,118

Total current liabilities	165,261	153,681

Long-term accrued expenses	9,894	10,849
Deferred income taxes	4,926	5,477
Long-term debt	3,391	3,736

Total liabilities	183,472	173,743

Commitments, contingencies and guarantees (Note 12)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 58,134,912 shares issued and 56,214,724 outstanding at June 30, 2006; 57,020,757 shares issued and outstanding at September 30, 2005	581	380
Capital in excess of par value	420,696	382,445
Retained earnings	378,100	316,330
Less: Cost of 1,920,188 shares of common stock held in treasury at June 30, 2006	(53,833)	—
Deferred compensation	—	(9,366)
Accumulated other comprehensive loss	(3,075)	(713)

Total stockholders’ equity	742,469	689,076

Total liabilities and stockholders’ equity	$925,941	$862,819

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
	(Amounts in thousands, except per share data)
Revenue
Product	$162,656	$144,227	$452,031	$367,359
Service	20,747	19,902	58,801	60,584
Royalty and license	2,783	2,561	6,786	26,269

Total revenue	186,186	166,690	517,618	454,212

Cost of revenue
Product	91,869	84,176	266,612	211,950
Service	13,222	12,057	36,144	37,398

Total cost of revenue	105,091	96,233	302,756	249,348

Gross profit	81,095	70,457	214,862	204,864

Operating expenses
Research and development	22,872	19,351	66,731	57,081
Marketing, general and administrative	27,829	26,243	87,631	77,953
Restructuring	—	—	—	914

Total operating expenses	50,701	45,594	154,362	135,948

Operating income	30,394	24,863	60,500	68,916
Interest income	5,801	3,026	16,613	13,430
Interest expense	(46)	(100)	(489)	(495)
Other income, net	651	17	611	2,754

Income before income taxes	36,800	27,806	77,235	84,605
Provision for income taxes	12,126	8,506	15,465	26,227

Net income	$24,674	$19,300	$61,770	$58,378

Weighted average shares outstanding - basic	56,767	55,197	56,686	54,929
Weighted average shares outstanding - diluted	57,473	56,395	57,444	56,064
Net income per share - basic	$0.43	$0.35	$1.09	$1.06
Net income per share - diluted	$0.43	$0.34	$1.08	$1.04

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Nine Months Ended
	June 30, 2006	July 1, 2005
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$61,770	$58,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,801	9,513
Amortization of investment premiums	619	1,343
Deferred income taxes	(4,628)	1,115
Stock-based compensation	14,372	3,581
Tax benefit from stock-based compensation	6,158	3,424
Excess tax benefits from stock-based compensation	(2,575)	—
Changes in assets and liabilities:
Accounts receivable	(27,175)	(10,255)
Inventories	(4,744)	(44,313)
Other current assets	17,479	11,752
Accounts payable	13,964	3,841
Accrued expenses	(6,110)	112
Product warranty	1,079	887
Deferred revenue	(963)	9,860
Other	(746)	(142)

Net cash provided by operating activities	78,301	49,096

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,776)	(10,633)
Proceeds from sales and maturities of investments	295,986	96,853
Purchase of investments	(315,337)	(172,218)

Net cash used in investing activities	(29,127)	(85,998)

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of options and issuance of stock under the employee stock purchase plan	26,989	11,047
Excess tax benefits from stock-based compensation	2,575	—
Repurchase of common stock	(53,833)	—
Repayment of long-term debt	(316)	(3,930)

Net cash (used in) provided by financing activities	(24,585)	7,117

Effects of exchange rates on cash	502	479

Net (decrease) increase in cash and cash equivalents	25,091	(29,306)
Cash and cash equivalents at beginning of period	193,426	218,578

Cash and cash equivalents at end of period	$218,517	$189,272

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

These unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual report on Form 10-K filed by Varian Semiconductor with the SEC on December 13, 2005 for the fiscal year ended September 30, 2005. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three and nine month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for a full year or for any other period.

Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation of the financial statements.

Note 2. Stock-Based Compensation

Effective October 1, 2005, Varian Semiconductor adopted on a modified prospective basis the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment (Revised 2004),” (“SFAS No. 123(R)”) and related guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock awards and employee stock purchases related to Varian Semiconductor’s Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the employee’s requisite service period.

Impact of the adoption of SFAS No. 123(R)

Varian Semiconductor adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of Varian Semiconductor’s fiscal year 2006. Under this transition method, stock-based compensation expense recognized during the quarter ended June 30, 2006 includes: (a) ESPP awards with the offering period commencing on July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) stock options and restricted stock awards granted prior to, but not yet vested as of September 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (c) stock options and restricted stock awards granted, subsequent to September 30, 2005, based on the grant-date fair value, in accordance with the provisions of SFAS No. 123(R). Under the modified prospective transition method, results for prior periods are not restated.

The estimated fair value of Varian Semiconductor’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The effect of recording stock-based compensation for the three and nine month periods ended June 30, 2006 was as follows:

	Fiscal Three Months Ended June 30, 2006	Fiscal Nine Months Ended June 30, 2006
	(Amounts in thousands except per share amounts)
Stock-based compensation expense by type of award:
Stock options	$2,617	$9,114
Restricted stock	1,623	4,632
Employee Stock Purchase Plan	244	715
Less: Amounts capitalized as inventory	—	(88)

Total stock-based compensation	4,484	14,373
Less: Tax effect on stock-based compensation	(1,467)	(4,484)

Net effect on income	$3,017	$9,889

Effect on earnings per share
Basic	$0.05	$0.17
Diluted	$0.05	$0.17

Effect of stock-based compensation on income by line item:
Cost of product revenue	$273	$770
Cost of service revenue	219	734
Research and development expense	817	2,804
Marketing, general and administrative expense	3,175	10,065
Provision for income taxes	(1,467)	(4,484)

Total cost related to stock-based compensation	$3,017	$9,889

Varian Semiconductor estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. Varian Semiconductor has determined that a blended volatility, using historical and a peer group implied volatilities, best reflects expected volatility over the expected term of the option. Varian Semiconductor believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of Varian Semiconductor’s stock options granted in the nine months ended June 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Nine Months Ended June 30, 2006
	Options	ESPP
Expected life (in years)	4.2	0.5
Expected volatility	38.9%	36.1%
Risk-free interest rate	4.8%	4.4%
Expected dividend yield	0.0%	0.0%

Weighted-average grant date fair value	$11.71	$7.88

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

The pro-forma information for the three and nine month periods ended July 1, 2005 was as follows:

	Fiscal Three Months Ended July 1, 2005	Fiscal Nine Months Ended July 1, 2005
	(Amounts in thousands, except per share amounts)
Net income as reported	$19,300	$58,378
Add: Compensation expense included in net income, net of related tax benefit	477	2,487
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax benefit	(2,416)	(10,268)

Pro forma net income	$17,361	$50,597

Net income per share:
Basic, pro forma	$0.31	$0.92
Basic, as reported	$0.35	$1.06

Diluted, pro forma	$0.31	$0.90
Diluted, as reported	$0.34	$1.04

Effect of stock-based compensation on income by line item:
Cost of product revenue	$3	$3
Cost of service revenue	—	—
Research and development expense	455	455
Marketing, general and administrative expense	234	3,148
Provision for income taxes	(215)	(1,119)

Total cost related to stock-based compensation	$477	$2,487

The $10.3 million in pro-forma stock-based compensation for the nine month period ended July 1, 2005 included $2.1 million resulting from the amendment to the definition of retirement in the Omnibus Stock Plan by Varian Semiconductor’s Board of Directors on October 5, 2004 and the Retirement Agreement entered into on December 8, 2004 (see Note 11. Retirement Plans).

The fair value of Varian Semiconductor’s stock-based awards granted during the three and nine month periods ended July 1, 2005 was estimated using the following weighted-average assumptions:

	Fiscal Three Months Ended July 1, 2005		Fiscal Nine Months Ended July 1, 2005
	Options	ESPP	Options	ESPP
Expected life (in years)	4.0	0.5	4.0	0.5
Expected volatility	50.0%	40.7%	56.2%	40.7%
Risk-free interest rate	3.8%	2.6%	3.8%	2.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Stock Incentive Plan

The 2006 Stock Incentive Plan (“the Plan”), which replaced the Amended and Restated Omnibus Stock Plan upon shareholder approval on February 9, 2006, provides for the grant of non-qualified share-based awards to eligible employees, consultants and non-employee directors of Varian Semiconductor. As of June 30, 2006, there were a total of 7,739,103 shares reserved for future issuance under the Plan.

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

The following table summarizes the stock option activity as of and for the nine month period ended June 30, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at September 30, 2005	6,625,004	$22.14
Granted	14,050	30.78
Exercised	(1,274,620)	18.94
Forfeited/expired/cancelled	(86,773)	28.49

Outstanding at June 30, 2006	5,277,661	22.83	5.0	$53,283

Exercisable at June 30, 2006	3,688,024	$22.57	4.6	$38,665

As of June 30, 2006, the unrecognized compensation cost related to unvested stock options was $16.5 million. This unrecognized balance will be recognized over an estimated weighted average amortization period of 2.1 years.

The total intrinsic value of options exercised during the three and nine month periods ended June 30, 2006 was $1.1 million and $16.8 million, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price.

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(In years)
$6.57 - $17.45	1,273,581	4.0	$14.60	$22,937,703	1,186,096	$14.39	$21,611,381
$18.13 - $23.16	1,071,107	4.9	$21.07	$12,362,503	741,542	$20.60	$8,907,106
$23.46 - $23.54	1,270,947	6.1	$23.51	$11,562,059	447,145	$23.50	$4,071,479
$23.57 - $32.61	1,088,968	5.5	$26.71	$6,420,991	740,183	$27.10	$4,075,374
$32.62 - $46.00	573,058	3.7	$35.49	$—	573,058	$35.49	$—

	5,277,661	5.0	$22.83	$53,283,256	3,688,024	$22.57	$38,665,340

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on Varian Semiconductor’s closing stock price of $32.61 as of June 30, 2006, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 3.1 million.

Restricted Stock and Restricted Stock Units

Varian Semiconductor issues restricted common stock at $0.01 per share and generally 25% vests one year from the date of grant and the remaining 75% vests in twelve equal quarterly installments. Restricted stock units awarded to Directors vest upon grant. Stock compensation expense associated with restricted common stock and restricted stock units is charged for the difference between the market value on the date of grant and the issuance price, less estimated forfeitures, and is amortized over the awards’ vesting period on a straight-line basis.

During the fiscal quarter ended June 30, 2006, Varian Semiconductor awarded a total of 10,284 restricted stock units which vested upon grant.

The following table summarizes the restricted common stock activity as of and for the nine month period ended June 30, 2006:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at September 30, 2005	386,773	$26.31
Granted	409,205	31.34
Vested	(105,254)	25.89
Forfeited/expired/cancelled	(5,236)	29.09

Nonvested at June 30, 2006	685,488	29.36

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

As of June 30, 2006, the unrecognized compensation cost related to unvested restricted stock was $17.7 million before estimated forfeitures. This unrecognized balance will be recognized over an estimated weighted average amortization period of 3.4 years.

Employee Stock Purchase Plan

Employees of Varian Semiconductor who elect to participate in the ESPP are able to purchase common stock at the lower of 85% of the fair market value of Varian Semiconductor’s common stock on the first or last day of the applicable offering period. Typically, each offering period lasts six months. As of June 30, 2006, there were a total of 796,819 shares of common stock reserved for issuance under the ESPP.

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

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
	(Amounts in thousands, except per share data)
Numerator:
Net income	$24,674	$19,300	$61,770	$58,378

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	56,767	55,197	56,686	54,929
Effect of dilutive securities:
Stock options and restricted stock	706	1,199	758	1,135

Denominator for diluted net income per share	57,473	56,396	57,444	56,064

Net income per share - basic	$0.43	$0.35	$1.09	$1.06
Net income per share - diluted	$0.43	$0.34	$1.08	$1.04

For the three and nine month periods ended June 30, 2006 and July 1, 2005, 1.6 million and 2.5 million potentially dilutive shares and 1.3 million and 1.3 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share.

Note 4. Cash, Cash Equivalents and Investments

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at June 30, 2006 and September 30, 2005 were $200.4 million and $182.1 million, respectively.

Investments consist primarily of certificates of deposit and corporate bonds with ratings AA or better. All investments have been classified as available-for-sale and are carried at fair market value due to the short period of time to maturity and the relative risk of the investments. As of September 30, 2005, Varian Semiconductor had the intent and ability to liquidate any of its investments in order to meet its liquidity needs. Accordingly, those investments with contractual maturities greater than one year from the date of acquisition were classified as short-term. As of June 30, 2006, Varian Semiconductor had the ability but no longer the intent to liquidate any of its investments in order to meet its liquidity needs for the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of acquisition have been classified as long-term.

As of June 30, 2006, a net unrealized loss on investments of $2.9 million was recorded as accumulated other comprehensive loss. As of September 30, 2005, a net unrealized loss on investments of $1.9 million was recorded as accumulated other comprehensive loss.

Varian Semiconductor has determined that the unrealized losses at June 30, 2006, as aggregated by security type in the table below, are temporary. This assessment is based upon the nature of the investments and the causes of the unrealized losses. The investments are in corporate and US Treasury and agency bonds, as stated in the investment policy. The unrealized losses relate to the decline in fair values due to differences between the securities’ interest rates at acquisition and current interest rates.

	In Loss Position for Less than 12 Months		In Loss Position for 12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Amounts in thousands)
U.S. Treasury and agency securities	$53,748	$(543)	$61,576	$(1,151)	$115,324	$(1,694)
Corporate bonds	107,330	(807)	28,543	(621)	135,873	(1,428)

	$161,078	$(1,350)	$90,119	$(1,772)	$251,197	$(3,122)

Investments by security type at June 30, 2006 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Bank certificates of deposit	$24,050	$—	$—	$24,050
U.S. Treasury and agency securities	118,483	106	(1,694)	116,895
Municipal bonds	4,700	—	—	4,700
Corporate bonds	154,722	101	(1,428)	153,395

	$301,955	$207	$(3,122)	$299,040

Investments by security type at September 30, 2005 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Bank certificates of deposit	$24,343	$—	$—	$24,343
U.S. Treasury and agency securities	132,174	1,651	(2,963)	130,862
Corporate bonds	126,056	127	(742)	125,441

	$282,573	$1,778	$(3,705)	$280,646

The investment maturities are as follows:

	June 30, 2006	September 30, 2005
	(Amounts in thousands)
Maturing within 1 year	$167,176	$163,228
Maturing between 1 year and 5 years	131,864	117,418

Total	$299,040	$280,646

Note 5. Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2006	September 30, 2005
	(Amounts in thousands)
Billed receivables	$152,464	$124,504
Allowance for doubtful accounts	(908)	(892)

Accounts receivable, net	$151,556	$123,612

Substantially all of Varian Semiconductor’s accounts receivable balance relates to trade receivables. Trade accounts receivable are recorded at the invoiced amounts and do not bear interest.

Note 6. Inventories

The components of inventories are as follows:

	June 30, 2006	September 30, 2005
	(Amounts in thousands)
Raw materials and parts	$60,419	$55,789
Work in process	38,802	21,102
Finished goods	30,673	50,483

Total inventories	$129,894	$127,374

Note 7. Accrued Expenses

The components of accrued expenses are as follows:

	June 30, 2006	September 30, 2005
	(Amounts in thousands)
Income taxes payable	$13,641	$19,300
Accrued incentive compensation	9,444	12,519
Accrued employee benefits	9,605	8,975
Accrued payroll	6,484	4,323
Accrued retirement benefits	6,669	5,890
Estimated loss contingencies	3,491	2,899
Restructuring	—	208
Other	6,748	5,166

Total accrued expenses	$56,082	$59,280

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

Product warranty activity for the third quarter and nine month period of fiscal years 2006 and 2005 was as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
	(Amounts in thousands)
Beginning product warranty balance	$8,926	$8,239	$8,585	$7,841
Accruals for warranties issued during the period	3,071	3,211	9,366	7,596
Increase to pre-existing warranties	192	28	217	921
Fulfillments during the period	(2,518)	(2,756)	(8,497)	(7,636)

Ending product warranty balance	$9,671	$8,722	$9,671	$8,722

Note 9. Deferred Revenue

The components of deferred revenue are as follows:

	June 30, 2006	September 30, 2005
	(Amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$29,724	$31,752
Extended warranties	10,916	10,509
Maintenance and service contracts	5,358	8,488
Other deferred revenue	5,744	1,369

Total deferred revenue	$51,742	$52,118

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

Varian Semiconductor has indemnification agreements with its officers and directors and certain of its customers. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited. Management believes the estimated fair value of these agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of June 30, 2006.

Varian Semiconductor enters into purchase order commitments in the normal course of business. As of June 30, 2006, Varian Semiconductor has approximately $69.1 million of purchase order commitments with various vendors.

Environmental Remediation

Pursuant to the agreements entered into when Varian Semiconductor, Varian Medical Systems, Inc. (“VMS”) and Varian Inc. (“VI”) spun off from Varian Associates, Inc. (“VAI”) in 1999, Varian Semiconductor, VMS and VI indemnify each other for one-third of environmental investigation and remediation costs at certain sites, as adjusted for any insurance proceeds and tax benefits expected to be realized upon payment of these costs. These sites consist of locations where VAI is alleged to have shipped manufacturing waste for recycling or disposal and current or former VAI facilities. For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.3 million in estimated environmental investigation and remediation costs for these sites and facilities as of June 30, 2006. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.2 million, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.3 million previously described.

As of June 30, 2006, Varian Semiconductor’s environmental liability, based upon future environmental-related costs estimated by VMS, the surviving entity from the 1999 VAI spin off, as of that date and included in current and long-term accrued expenses, totaled $5.7 million, of which $1.4 million is classified as current.

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

As part of the purchase of Varian Semiconductor’s facility located in Newburyport, Massachusetts, Varian Semiconductor has indemnified the lender for any violation of any local, state and federal laws pertaining to environmental regulations, contamination or clean-up. Varian Semiconductor believes the estimated fair value of this indemnification is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for this agreement as of June 30, 2006.

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

Varian Semiconductor’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly by comparing the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income (“OCI”). Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of income. There has been no amount of ineffectiveness recognized during the three and nine month periods ended June 30, 2006. OCI associated with hedges of sales denominated in foreign currencies is reclassified to revenue upon recognition in income of the underlying hedged exposure.

The following table summarizes OCI activity associated with hedges of foreign currency denominated sales during the third quarter and nine month period of fiscal year 2006:

Amount of Income
(Amounts in thousands)
Balance as of September 30, 2005	$1,214
Effective portion of cash flow hedging instruments	916
Reclassified to revenue	(2,037)

Balance as of December 30, 2005	$93

Effective portion of cash flow hedging instruments	390
Reclassified to revenue	(210)

Balance as of March 31, 2006	$273

Effective portion of cash flow hedging instruments	(113)
Reclassified to revenue	(320)

Balance as of June 30, 2006	$(160)

Note 15. Comprehensive Income

The following table reconciles net income to comprehensive income for the third quarter and nine month periods of fiscal years 2006 and 2005:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
	(Amounts in thousands)
Net income	$24,674	$19,300	$61,770	$58,378
Other comprehensive income (loss):
Effective portion of cash flow hedging instruments, net of tax	(294)	787	(945)	782
Unrealized loss on short-term investments, net of tax	(462)	366	(680)	(858)

Comprehensive income	$23,918	$20,453	$60,145	$58,302

Note 16. Share Repurchase Program

In October 2004, Varian Semiconductor announced that its Board of Directors had authorized the repurchase of up to $100 million of Varian Semiconductor’s common stock on the open market. The first purchases under this plan were made during the first quarter of fiscal year 2006. Varian Semiconductor plans to continue to execute authorized repurchases. Share repurchases under this authorization during the first nine months of fiscal year 2006 were as follows:

Fiscal Nine Months Ended June 30, 2006
(Dollars in thousands)
Number of shares of common stock repurchased (split effected)	1,920,188
Total cost of repurchase	$53,833

In addition to the repurchases made during the first nine months of fiscal year 2006, Varian Semiconductor repurchased 1,203,622 shares at total cost of $33.3 million between June 30, 2006 and August 4, 2006, the latest practicable date prior to the filing date of this quarterly report on Form 10-Q.

On August 1, 2006, the Board of Directors of Varian Semiconductor amended the share repurchase program to increase the amount of funds that may be expended in repurchasing Varian Semiconductor’s common stock from $100 million to $200 million.

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

Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In the third quarter of fiscal year 2006, revenue from two customers accounted for 11% and 10%, respectively, of Varian Semiconductor’s total revenue. In the third quarter of fiscal year 2005, revenue from two customers accounted for 32% and 12%, respectively, of Varian Semiconductor’s total revenue. During the first nine months of fiscal year 2006, revenue from two customers accounted for 12% and 11%, respectively, of Varian Semiconductor’s total revenue. During the first nine months of fiscal year 2005, revenue from two customers accounted for 22% and 11%, respectively, of Varian Semiconductor’s total revenue.

As of June 30, 2006, three customers represented 15%, 11% and 9%, respectively, of the total accounts receivable balance. As of September 30, 2005, two customers accounted for 16% and 9% of the total accounts receivable balance.

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North America	Europe	Japan	Taiwan	Korea	Other	Consolidated
	(Amounts in thousands)
Revenue — Three months ended:
June 30, 2006	$52,175	$17,360	$11,689	$45,339	$29,768	$29,855	$186,186
July 1, 2005	25,216	15,322	8,335	38,736	65,893	13,188	166,690

Revenue — Nine months ended:
June 30, 2006	$127,657	$58,115	$52,508	$107,379	$110,899	$61,060	$517,618
July 1, 2005	108,942	45,726	31,142	75,846	146,618	45,938	454,212

Long term assets, net, as of:
June 30, 2006	$186,232	$481	$8,827	$412	$11,223	$1,364	$208,539
July 1, 2005	54,413	530	8,831	424	8,566	1,336	74,100

The $18.9 million in non-recurring royalty revenue received from Applied Materials in the first nine months of fiscal year 2005 is included in the North America revenue in the table above.

Note 18. Income Tax Benefit

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various tax authorities, including the U.S. Internal Revenue Service (“IRS”). The IRS conducted an examination for the tax years 1999 through 2003 as part of its routine examinations of Varian Semiconductor’s income tax returns. The IRS completed fieldwork for this examination of Varian Semiconductor in the fourth quarter of fiscal year 2005 and submitted its report to the Joint Committee for final approval. Varian Semiconductor was notified of Joint Committee approval in the first quarter of fiscal year 2006. In the first quarter of fiscal year 2006, Varian Semiconductor recognized an income tax benefit of $9.0 million related to the favorable conclusion of this multi-year examination. Additionally, Varian Semiconductor reduced other current assets by $11.2 million upon the receipt of an $11.2 million refund from the IRS. Included in interest income for the first nine months of fiscal year 2006 is $1.6 million of interest income related to the final resolution of the audit.

Varian Semiconductor’s effective income tax rate was 32% for the first nine months of fiscal year 2006. Inclusive of the one-time income tax benefit received in the first quarter of fiscal year 2006 and other one-time items, the actual tax rate was a provision of 20%.

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

Stockholders’ equity as of June 30, 2006 reflects the stock split by reclassifying from “Capital in excess of par value” to “Common stock” an amount equal to the par value of the additional shares arising from the split. Stockholders’ equity as of September 30, 2005 reflects historical dollar values of common stock and capital in excess of par value, while the number of shares issued and outstanding has been updated to reflect post-split shares in order to calculate per share values.

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

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 states that a company should disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction, such as sales tax or value-added tax. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. EITF 06-3 will be effective for Varian Semiconductor’s second quarter of fiscal year 2007. The disclosures required under this Issue, which may be presented on an aggregate basis, are effective retrospectively for all periods presented. Varian Semiconductor is in the process of evaluating whether the adoption of EITF 06-3 will have a material impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation will be effective for Varian Semiconductor for its fiscal year 2008, beginning September 29, 2007. Varian Semiconductor is in the process of evaluating whether the adoption of this interpretation will have a material impact on its financial statements.

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

Varian Semiconductor provides support, training, and after-market products and services that help its customers obtain high utilization and productivity, reduce operating costs, and extend capital productivity of investments through multiple product generations. In fiscal year 2006, Varian Semiconductor was ranked number one in customer satisfaction in VLSI Research Inc.’s customer survey for all large suppliers of wafer processing equipment, an honor received in nine of the past ten years.

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

Critical Accounting Policies and Significant Judgments and Accounting Estimates

Varian Semiconductor’s discussion and analysis of its financial condition and results of operations are based upon Varian Semiconductor’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”). The preparation of these consolidated financial statements requires Varian Semiconductor to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a continual basis, Varian Semiconductor evaluates its estimates, including those related to inventories, accounts receivable, intangible assets, income taxes, warranty obligations, deferred revenue, post-retirement benefits, contingencies, and foreign currencies. Varian Semiconductor operates in a highly cyclical and competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, customer and supplier lead times, and geographic and macroeconomic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. Varian Semiconductor bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also the factors discussed in the section titled “Risk Factors” in Part II, Item 1A.

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

Valuation Allowance on Deferred Tax Assets and Income Tax Provision

The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. On a quarterly basis, Varian Semiconductor evaluates both the positive and negative evidence bearing upon the realizability of its deferred tax assets. Varian Semiconductor considers future taxable income, ongoing prudent and feasible tax planning strategies, and the ability to utilize tax losses and credits in assessing the need for a valuation allowance. A valuation allowance related to certain state tax credit carryforwards has been recorded. Management has concluded that it is more likely than not that these credits will not be utilized since historically the annual amount of state credits generated exceeds the amount of credits that can be used. Should Varian Semiconductor determine that it is not able to realize all or part of its other deferred tax assets in the future, a valuation allowance would be required resulting in an expense recorded within the provision for income taxes in the statement of income in the period in which such determination was made. It is possible that the amount of the deferred tax asset considered realizable could be reduced in the near term if future taxable income is reduced. Varian Semiconductor’s effective tax rate is affected by levels of taxable income in domestic and foreign tax jurisdictions, U.S. tax credits generated and utilized for research and development expenditures, U.S. foreign income exclusion, investment tax credits and other tax incentives specific to domestic and foreign operations. In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various tax authorities, including the U.S. Internal Revenue Service (“IRS”). The IRS conducted an examination for the tax years 1999 through 2003 as part of its routine examinations of Varian Semiconductor’s income tax returns. Fieldwork for the examination was completed in the fourth quarter of fiscal year 2005 and submitted to the Congressional Joint Committee on Taxation (“Joint Committee”) for final approval. Varian Semiconductor was notified of Joint Committee approval in the first quarter of fiscal year 2006. In the first quarter of fiscal year 2006, Varian Semiconductor recognized an income tax benefit of $9.0 million related to the favorable conclusion of this multi-year examination by the IRS. In addition, the company recorded $1.6 million of interest income related to various income tax refunds that were released by the IRS at the conclusion of this examination.

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

Results of Operations

Revenue

The following table sets forth revenue by category for the three and nine month periods ended June 30, 2006 and July 1, 2005:

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	June 30,	July 1,		Percent	June 30,	July 1,		Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Amounts in thousands)				(Amounts in thousands)
Revenue
Product	$162,656	$144,227	$18,429	12.8%	$452,031	$367,359	$84,672	23.0%
Service	20,747	19,902	845	4.2%	58,801	60,584	(1,783)	-2.9%
Royalty and license	2,783	2,561	222	8.7%	6,786	26,269	(19,483)	-74.2%

Revenue	$186,186	$166,690	$19,496	11.7%	$517,618	$454,212	$63,406	14.0%

Revenue by territory:
Asia Pacific	$116,651	$126,152	$(9,501)	-7.5%	$331,846	$299,544	$32,302	10.8%
North America*	52,175	25,216	26,959	106.9%	127,657	108,942	18,715	17.2%
Europe	17,360	15,322	2,038	13.3%	58,115	45,726	12,389	27.1%

Revenue	$186,186	$166,690	$19,496	11.7%	$517,618	$454,212	$63,406	14.0%

*	North America revenue for the first nine months of fiscal year 2005 included $18.9 million in past due royalties from Applied Materials, Inc.

Product

During the third quarter and first nine months of fiscal year 2006, product revenue was $162.7 million and $452.0 million, respectively, compared to $144.2 million and $367.4 million for the same periods a year ago. The increase in product revenue was primarily due to increased high current tool sales and increased parts sales. On a unit basis, the number of high current tools recorded in revenue increased 14% for the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. For the fiscal year to date, high current units recorded in revenue have increased 62% over the same period in fiscal year 2005. Parts sales for the third quarter and fiscal year to date also increased by approximately 33% and 23%, respectively, when compared to the same periods in fiscal year 2005. The increases in tool and parts revenues for both the quarter and the year to date were slightly offset by a decrease in upgrades revenue.

Service

Service revenue during the third quarter and first nine months of fiscal year 2006 was $20.7 million and $58.8 million, respectively, compared to $19.9 million and $60.6 million for the same periods a year ago. The primary reason for the decrease in year-to-date revenue is a decrease in the fair value of installation revenue, partially offset by an increase in revenue from service contracts. As products have matured and the installation requires less effort to complete, the fair value of installation revenue per installation is reduced, which contributes to the reduction in service revenue. Generally, installation revenue is influenced by shipment volume of systems, product mix, customer mix, and timing of customer acceptances.

Royalty and license

Royalty revenue during the third quarter and first nine months of fiscal year 2006 was $2.8 million and $6.8 million, respectively, compared to $2.6 million and $26.3 million for the same respective periods a year ago. During the first quarter of fiscal year 2005, Varian Semiconductor received $18.9 million for past due royalties from Applied Materials, Inc. (“Applied Materials”) pursuant to an arbitration panel ruling. Applied Materials is also required to make quarterly unit-based royalty payments to Varian Semiconductor on future sales of certain products found to be within the scope of the patent license agreement (the “Agreement”) through expiration of the Agreement in March 2007. Also in the first quarter of fiscal year 2005, Varian Semiconductor received its final quarterly cash payment of $1.25 million pursuant to the terms of a Settlement and License Agreement between Varian Semiconductor and Lam Research Corporation.

Customers

During the third quarter of fiscal year 2006, revenue from two customers accounted for 11% and 10%, respectively, of Varian Semiconductor’s total revenue, compared to two customers with 32% and 12% of the revenue, respectively, during the third quarter of fiscal year 2005. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. During the first nine months of fiscal year 2006, revenue from two customers accounted for 12% and 11% of Varian Semiconductor’s total revenue. During the first nine months of fiscal year 2005, revenue from two customers accounted for 22% and 11%, respectively, of Varian Semiconductor’s total revenue.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given reporting period (see also “Risk Factors” and “Critical Accounting Policies - Revenue Recognition”).

Shipment Mix

Varian Semiconductor’s tools are used primarily for 200mm and 300mm wafer size implants. In addition, Varian Semiconductor’s tools are used in both major markets – memory and logic – for integrated circuits. Shipments to foundry manufacturers are allocated based upon Varian Semiconductor’s estimate of usage for either memory or logic. The following table sets forth tool shipments by wafer size and market, as a percent of total tool shipments, for the third quarter and first nine months of fiscal years 2006 and 2005. Percentages are based on the number of tools shipped during the respective period.

	Fiscal Three Months Ended			Fiscal Nine Months Ended
	June 30,	July 1,	Percent	June 30,	July 1,	Percent
	2006	2005	Change	2006	2005	Change
By wafer size
300mm	73%	48%	25%	75%	55%	20%
200mm	27%	52%	-25%	25%	45%	-20%

Shipments	100%	100%	0%	100%	100%	0%

By market
Memory	59%	81%	-22%	60%	70%	-10%
Logic	41%	19%	22%	40%	30%	10%

Shipments	100%	100%	0%	100%	100%	0%

Wafer size and market. The migration from 200mm to 300mm began at the end of the 1990s and 300mm fabs now represent more than half of semiconductor expansions. Most advanced devices below 130nm are produced on 300mm wafers. Varian Semiconductor believes the increase in shipments from 200mm to 300mm will continue and is evidence that Varian Semiconductor’s tools meet the newest technology requirements. Memory manufacturers typically produce integrated circuits used for DRAM, flash, etc. which store and retrieve information, while logic manufacturers typically produce integrated circuits used to process data. Significant purchasing fluctuations from memory, logic and foundry fabs could lead to significant fluctuations in Varian Semiconductor’s revenues, even if the total ion implant market remains flat.

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

Market Share and Total Available Market. Market share and Total Available Market research data is also published by VLSI Research Inc. In April 2006, VLSI Research Inc. reported that Varian Semiconductor’s overall market share was 41% and that the Total Available Market was $1,070 million for calendar year 2005. Varian Semiconductor’s increase in high current and medium current market share has led to increased revenues, as the total available market for ion implanter sales was down 11% during calendar year 2005, compared to calendar year 2004. Varian Semiconductor’s increase in high current market share is a result of the industry shift to single wafer implanters at advanced technology nodes (90nm and below). Varian Semiconductor began developing single wafer high current tools during 1994 and feels it is currently the industry leader. In addition, Varian Semiconductor continues to invest in research and development to maintain its medium current market share lead. High energy implanters are the smallest component of the total available market for ion implanter sales and Varian Semiconductor maintained its market share. Please refer to Varian Semiconductor’s annual report on Form 10-K for the fiscal year ended September 30, 2005 for additional information on the technology and markets for ion implantation equipment.

Cost of Product Revenue. Cost of product revenue was $91.9 million and gross margin was 43.5% for the third quarter of fiscal year 2006, compared to the cost of product revenue of $84.2 million and gross margin of 41.6% for the third quarter of fiscal year 2005. For the first nine months of fiscal year 2006, the cost of product revenue was $266.6 million and gross margin was 41.0%, compared to the cost of product revenue of $212.0 million and gross margin of 42.3% for the first nine months of fiscal year 2005. Cost of product revenue for the third quarter and first nine months of fiscal year 2006 included $0.3 million and $0.8 million, respectively, of equity-based compensation costs recorded upon the adoption of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123 (R)”) as of October 1, 2005. The primary drivers of the increase in gross margin, quarter over quarter, were higher parts sales and customer mix. Additionally, the current quarter included the sale of certain inventory for which the carrying value had been reduced in previous periods and the prior year included inventory charges. The decrease in gross product margin on a year-to-date basis was primarily related to costs in the first quarter of fiscal 2006 associated with new account penetration initiatives, fluctuations in inventory charges associated with product transitions and legacy parts demand, and lower levels of upgrades sales. New account penetration initiatives primarily relate to the sale of high current tools to new customers, new regions (where local infrastructure is not already in place) and/or new customer fabs and strategic pricing decisions relative to new customer purchases. In addition, upgrades sales traditionally have higher margins than sales of other products, therefore, lower volume of upgrade sales negatively impacts gross margin.

Cost of Service Revenue. Cost of service revenue was $13.2 million and gross margin was 36.3% for the third quarter of fiscal year 2006, compared to a cost of service revenue of $12.1 million and gross margin of 39.4% for the third quarter of fiscal year 2005. Cost of service revenue was $36.1 million and gross margin was 38.5% for the first nine months of fiscal year 2006, compared to a cost of service revenue of $37.4 million and gross margin of 38.3% for the first nine months of fiscal year 2005. Cost of service revenue for the third quarter and first nine months of fiscal year 2006 included $0.2 million and $0.7 million, respectively, of equity-based compensation costs recorded upon the adoption of SFAS No. 123(R) as of October 1, 2005. The increase in cost of service was the result of additional contract and paid service costs. The decrease in service margins on a quarter-over-quarter basis is related to decreased margins on installations and the mix of customers for both contracts and paid service. The fair value of installations is assessed periodically and is largely based upon the historical experience of the effort and cost to complete installations. The fair value of tool installation is determined at the time of tool shipment. The decrease in cost of service and related increase in service margin for the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005 is primarily due to the first quarter 2006 reduced installation costs recognized prior to the reduction in installation fair value. As stated above, as products have matured and the installation requires less effort to complete, the fair value of installation revenue per installation is reduced. Based upon the results of the first quarter 2006, the fair value was reduced for certain products shipped in the third quarter 2006. Generally, installation revenue is influenced by shipment volume of systems, product mix, customer mix, and timing of customer acceptances.

Research and Development. Research and development expenses were $22.9 million and $66.7 million, respectively, for the third quarter and first nine months of fiscal year 2006, compared to $19.4 million and $57.1 million, respectively, for the third quarter and first nine months of fiscal year 2005. Research and development expense for the third quarter and first nine months of fiscal year 2006 included $0.8 million and $2.8 million, respectively, of equity-based compensation costs recorded upon the adoption of SFAS No. 123(R) as of October 1, 2005. The increase in research and development spending is also attributable to Varian Semiconductor’s rapid product development cycle and continuing efforts to improve productivity and technical development of its products. In addition to developing new high current products, Varian Semiconductor continues to focus on maintaining its leadership position in the market for medium current implanters.

Marketing, General and Administrative. Marketing, general and administrative expenses were $27.8 million and $87.6 million, respectively, for the third quarter and first nine months of fiscal year 2006, compared to $26.2 million and $78.0 million, respectively, for the third quarter and first nine months of fiscal year 2005. Marketing, general and administrative expenses for the third quarter and first nine months of fiscal year 2006 included $3.2 million and $10.1 million, respectively, of equity-based compensation costs recorded upon the adoption of SFAS No. 123(R) as of October 1, 2005. Additionally, the first nine months of fiscal year 2005 included a $3.5 million charge associated with the retirement of the President and Chief Operating Officer of Varian Semiconductor effective as of July 1, 2005. Exclusive of the equity-based compensation costs in the first nine months of fiscal year 2006 and the retirement costs in the first nine months of fiscal year 2005, the increase is primarily related to costs to demonstrate the capabilities of Varian Semiconductor’s latest generation of products at Varian Semiconductor’s factory and investment in customer service support, partially offset by changes in variable compensation plans.

Interest Income and Interest Expense. During the third quarter and first nine months of fiscal year 2006, Varian Semiconductor earned $5.8 million and $16.1 million, respectively, in net interest income, compared to $2.9 million and $12.9 million in net interest income for the same respective periods of fiscal year 2005. Interest income for the first nine months of fiscal year 2006 includes $1.3 million related to the release of tax refunds by the IRS upon the conclusion of a multi-year tax examination. Interest income in the first nine months of fiscal year 2005 includes $5.7 million related to past due royalties from Applied Materials as a result of an arbitration ruling (see also Royalty and license). Higher cash and investment balances and rates, along with an increased portfolio of investments compared to the total cash and investments balance has led to higher interest income from investments.

Other Income (Expense), Net. Other income (expense), net, was $0.7 million in income for the third quarter and $0.6 million in income for the first nine months of fiscal year 2006, compared to other income of less than $0.1 million and other income of $2.8 million, respectively for the third quarter and first nine months of fiscal year 2005. Other income for the third quarter of fiscal 2006 included a gain on the sale of certain non-operating real estate owned by Varian Semiconductor. In the first nine months of fiscal year 2005, other income included $2.7 million for the reduction of an estimated loss contingency that had been established to cover any residual indemnification obligations related to patent infringement and antitrust litigation related to the Applied Materials settlement (see also Royalty and license). The statute of limitations on the indemnification obligations expired during the first quarter of fiscal year 2005 (See Note 12. Commitments, Contingencies and Guarantees in the Notes to the Unaudited Interim Consolidated Financial Statements).

Provision for (benefit from) Income Taxes. Varian Semiconductor’s effective income tax rate was 32% for the first nine months of fiscal year 2006 and 31.0% for the same period in fiscal year 2005. Inclusive of the one-time tax benefit received in the first quarter of fiscal year 2006, as discussed in the following paragraph, and other one time items the actual tax rate was a provision of 20% for the first nine months of fiscal year 2006. The increase in the effective rate, exclusive of the benefit received, is primarily due to increased profits on increased sales. The rate is lower than the U.S. federal statutory rate principally due to credits and lower-taxed foreign income. Future tax rates may vary from the historic rates depending on the worldwide composition of earnings and the continuing availability of income tax credits as well as the potential resolution of tax contingencies.

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

Net Income. As a result of the foregoing factors, in the third quarter and first nine months of fiscal year 2006, Varian Semiconductor recorded net income of $24.7 million and $61.8 million, respectively, compared to net income of $19.3 million and $58.4 million for the same respective periods of fiscal year 2005. The net income per diluted share was $0.43 for the third quarter of fiscal year 2006, compared to net income per diluted share of $0.34 for the third quarter of fiscal year 2005. The net income per diluted share was $1.08 for the first nine months of fiscal year 2006, compared to net income per diluted share of $1.04 for the first nine months of fiscal year 2005.

Liquidity and Capital Resources

Varian Semiconductor generated $78.3 million of cash from operations during the first nine months of fiscal year 2006, compared to $49.1 million of cash generated from operations during the first nine months of fiscal year 2005. Cash provided by operations in the first nine months of fiscal year 2006 was primarily a result of net income of $61.8 million, a decrease in other current assets of $17.5 million, an increase in accounts payable of $14.0 million, and non-cash expenses such as stock-based compensation of $14.4 million and depreciation and amortization of $9.8 million. These changes were partially offset by a $27.2 million increase in accounts receivable. The decrease in other current assets is primarily related to the receipt of refunds from the IRS associated with the conclusion of a multi-year tax examination. The increase in accounts payable is related to a higher manufacturing build schedule. The increase in accounts receivable is related to the volume and timing of revenue recognized during the third quarter of fiscal year 2006 as compared to the fourth quarter of fiscal year 2005. Cash provided by operations in the first nine months of fiscal year 2005 was primarily a result of net income of $58.4 million, an increase in deferred revenue of $9.9 million. These increases were partially offset by a $44.3 million increase in inventories, a $10.3 million increase in accounts receivable, and a related increase in accounts payable of $4.0 million.

Varian Semiconductor used $315.3 million of cash and cash equivalents for the purchase of investments during the first nine months of fiscal year 2006, and $9.8 million of cash and cash equivalents for the purchase of property, plant and equipment during the same period. These outflows were partially offset by proceeds from sales and maturities of investments of $296.0 million during the period. In the first nine months of fiscal year 2005, Varian Semiconductor used $172.2 million of cash and cash equivalents for the purchase of investments, and $10.6 million of cash and cash equivalents for the purchase of property, plant and equipment. These were partially offset by proceeds from sales and maturities of investments of $96.9 million during the first nine months of fiscal year 2005.

During the first nine months of fiscal year 2006, Varian Semiconductor used $24.6 million of cash in financing activities, primarily due to $53.8 million for the repurchase of treasury stock. This was offset by $27.0 million of cash received from the issuance of common stock upon the exercise of stock options and the issuance of common stock under the Employee Stock Purchase Plan. During the first nine months of fiscal year 2005, Varian Semiconductor generated $7.0 million of cash from financing activities, primarily due to $11.0 million from the issuance of common stock upon the exercise of stock options and the issuance of common stock under the Employee Stock Purchase Plan, offset by $3.9 million in repayment of short- and long-term borrowings.

Varian Semiconductor’s Board of Directors adopted a share repurchase program on October 22, 2004, pursuant to which Varian Semiconductor is authorized to repurchase shares of its common stock on the open market. During the first quarter of fiscal year 2006, when Varian Semiconductor first made repurchases under this program, Varian Semiconductor was authorized to expend up to $100 million in repurchasing its common stock under the program. On August 1, 2006, Varian Semiconductor’s Board of Directors amended the share repurchase program by increasing the amount of funds that may be expended in repurchasing common stock from $100 million to $200 million. In the first quarter of fiscal year 2006, Varian Semiconductor repurchased 796,273 shares at a weighted-average price of $25.17 per share. No shares were repurchased prior to the first quarter of fiscal year 2006. In the third quarter of fiscal year 2006, Varian Semiconductor repurchased 1,123,915 shares at a weighted-average price of $30.07 per share.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash, cash equivalents and investments of $518 million at June 30, 2006 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments, environmental contingencies and cash requirements for the foreseeable future.

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

Contractual Obligations

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of income. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of June 30, 2006 have not been included in the consolidated balance sheets and statements of income included under Item 1. Consolidated Financial Statements; however, they have been disclosed in the following table in order to provide a more complete picture of Varian Semiconductor’s financial position and liquidity.

	Payments Due by Period
		Less than 1	1-3	3-5
	Total	Year	Years	Years
	(Amounts in thousands)
Operating leases	$1,963	$1,509	$450	$4
Purchase order commitments	69,050	69,045	5	—

Total commitments	$71,013	$70,554	$455	$4

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc. (“VAI”), now known as Varian Medical Systems, Inc. (“VMS”) (See Note 12. Commitments, Contingencies and Guarantees in the Notes to the Unaudited Interim Consolidated Financial Statements). During fiscal years 2005, 2004 and 2003, Varian Semiconductor was charged $1.2 million, $1.6 million and $1.4 million, respectively, by VMS in settlement of obligations related to operations prior to April 2, 1999. During the first nine months of fiscal year 2006, Varian Semiconductor was charged by VMS $0.9 million in settlement of these obligations. During the first nine months of fiscal year 2005, Varian Semiconductor was charged by VMS $0.9 million in settlement of these obligations.

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

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 states that a company should disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction, such as sales tax or value-added tax. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. EITF 06-3 will be effective for Varian Semiconductor’s second quarter of fiscal year 2007. The disclosures required under this Issue, which may be presented on an aggregate basis, are effective retrospectively for all periods presented. Varian Semiconductor is in the process of evaluating whether the adoption of EITF 06-3 will have a material impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation will be effective for Varian Semiconductor for its fiscal year 2008, beginning September 29, 2007. Varian Semiconductor is in the process of evaluating whether the adoption of this interpretation will have a material impact on its financial statements.

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

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange losses for the third quarter and first nine months of fiscal year 2006 were $95,000 and $136,000, respectively. For the third quarter and first nine months of fiscal year 2005, aggregate exchange losses were $84,000 and $51,000, respectively.

Forward exchange contracts outstanding are summarized as follows (amounts in thousands):

	June 30, 2006			September 30, 2005
	Notional	Contract	Fair	Notional	Contract	Fair
	Value	Rate	Value	Value	Rate	Value
Foreign currency purchase contracts:
Korean Won	$2,292	953.71	$2,304	$8,839	1,034.63	$8,699
New Taiwan Dollar	1,507	32.06	1,481	638	32.60	625
Euro	1,395	0.78	1,373	1,002	0.80	967
Singapore Dollar	646	1.58	639	—	—	—
Japanese Yen	405	114.13	397	—	—	—

Total foreign currency purchase contracts	$6,245		$6,194	$10,479		$10,291

Foreign currency sell contracts:
Japanese Yen	$6,700	113.98	$6,565	$21,268	110.89	$20,868
Korean Won	8,257	953.00	8,295	10,637	1,051.30	10,417
New Taiwan Dollar	114	32.43	113	410	33.21	409
Israeli Shekel	557	4.53	563	860	4.50	840
Singapore Dollar	145	1.58	144	—	—	—
British Pound	—	—	—	395	0.55	381
Euro	—	—	—	89	0.83	89

Total foreign currency sell contracts	$15,773		$15,680	$33,659		$33,004

Total contracts	$22,018		$21,874	$44,138		$43,295

Varian Semiconductor uses derivative instruments to protect its foreign operations from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor hedges its current exposures and a portion of its anticipated foreign currency exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales, except for those in Japan, are primarily denominated in the U.S. dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of operations. There were seven forward foreign exchange sell contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at June 30, 2006 totaling an equivalent of $31.3 million. In addition, there were two forward foreign exchange purchase contract totaling an equivalent of $10.2 million offsetting two of the forward sell contracts.

There were approximately $160 thousand in net unrealized losses on these forward Yen contracts as of June 30, 2006. There were approximately $1.2 million in net unrealized gains on forward Yen revenue contracts as of September 30, 2005. The fair value of forward exchange contracts generally reflects the estimated amounts that Varian Semiconductor would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of Varian Semiconductor’s exposure.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities. Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and investments. Varian Semiconductor maintains cash investments primarily in U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at June 30, 2006 and September 30, 2005 were $200.4 million and $182.1 million, respectively. At June 30, 2006 and September 30, 2005, Varian Semiconductor’s investments were $299.0 million and $280.6 million, respectively, and consisted primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings of AA or better.

Commodity Price Risk

Varian Semiconductor is not exposed to material commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of June 30, 2006, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”) during the quarter ended June 30, 2006 of equity securities that are registered by Varian Semiconductor pursuant to Section 12 of the Securities Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
April 1 – April 28, 2006	0	$0	0	$79,960
April 29 – May 26, 2006	869,048	$30.02	869,048	$53,867
May 27 – June 30, 2006	254,867	$30.21	254,867	$46,167

Total: (3)	1,123,915	$30.07	1,123,915	$46,167

(1)	Varian Semiconductor repurchased an aggregate of 1,920,188 shares of its common stock pursuant to the repurchase program that was publicly announced on October 22, 2004 (the “Program”).
(2)	During the quarter ended June 30, 2006, Varian Semiconductor was authorized to expend up to $100,000,000 in repurchasing common stock under the Program. On August 1, 2006, Varian Semiconductor’s Board of Directors amended the Program by increasing the amount of funds that may be expended in repurchasing common stock from $100,000,000 to $200,000,000. The program does not have a fixed expiration date.
(3)	In addition to the repurchases made during the quarter ended June 30, 2006, Varian Semiconductor has repurchased 1,203,622 shares at total cost of $33.3 million between June 30, 2006 and August 4, 2006, the latest practicable date prior to the filing date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

Date: August 7, 2006