Form 10-K
period 2006-09-29
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2006-12-07
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
☒	OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2006

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

Title of each class
Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☒        NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐        NO  ☒

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of March 31, 2006 was $1,602,242,000.

The number of shares of the registrants’ common stock outstanding as of December 1, 2006 was 55,326,158 shares of $0.01 par value common stock.

An index of exhibits filed with this Form 10-K is located on page 43.

DOCUMENTS INCORPORATED BY REFERENCE:

Document Description	Part of Form 10-K into which incorporated
Portions of the Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held on February 5, 2007 to be filed with the Securities and Exchange Commission not later than 120 days after September 29, 2006.	Part III

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2006

PART I

Item 1.	Business.

Overview

Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”) is the leading supplier of ion implantation systems used in the fabrication of semiconductor chips. Varian Semiconductor designs, manufactures, markets and services semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the United States (“U.S.”), Europe and Asia Pacific. The VIISta™ ion implanter products are designed to leverage single wafer processing technology for the full range of semiconductor implant applications. Varian Semiconductor has shipped more than 3,600 systems worldwide.

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

Varian Semiconductor’s business is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. In fiscal year 2004 Varian Semiconductor experienced an increase in business activity owing to a generally strengthening economy and increased demand for semiconductor equipment. During calendar year 2005, there was an 11% decline in worldwide ion implanter sales. However, due to market share gains, Varian Semiconductor’s fiscal year 2005 revenue increased 13% over fiscal year 2004 as customers migrated to single wafer systems, which favor Varian Semiconductor’s product offerings. Single wafer systems are now preferred over batch systems as they process wafers in such a way that results in higher yields for advanced device manufacturers. During fiscal year 2006, Varian Semiconductor believes its 22% revenue increase over fiscal year 2005 was the result of both increases in worldwide ion implanter sales as well as Varian Semiconductor’s continued market share gains for the calendar year 2006.

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

Semiconductor manufacturing is highly competitive with each manufacturer seeking to provide the lowest cost, fastest processing, and lowest power-consuming devices. Integrated circuit manufacturers generally rely on equipment suppliers for the timely development of equipment and processes to meet their rapidly changing and complex requirements. Today, a semiconductor manufacturing factory, or “fab,” can cost over $3 billion for a modern 65nm facility that can process 50,000 300mm wafers per month. As the industry transitions to 45nm devices, these costs are expected to increase.

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

Varian Semiconductor offers a full range of ion implanters addressing each implant sector. The implant sectors are categorized within the industry as medium current, high current or high energy, based upon the energy ranges of the ion implantation system specified in electron-volts or “eV”: high current implanters are generally expected to operate at energy ranges between 200eV to 60keV; medium current at energy ranges between 20keV to 900keV; and high energy at energy ranges of 500keV to 3MeV. The relative sizes of each sector depends upon the growth of the number of applications in each sector, the productivity of the implant systems in performing that application and the migration of application requirements into the capability ranges of other sectors and device nodes.

Varian Semiconductor currently offers the following products:

Medium Current

Recognized as the industry benchmark for medium current performance and productivity, Varian Semiconductor’s single wafer VIISta 810XP series ion implanters provide superior overall throughput, precision doping capability and unmatched contamination control. These systems excel at threshold voltage (“Vt”), channel, retrograde well, pocket, and halo implants. Varian Semiconductor’s other medium current systems include the VIISta 810HP, VIISta 810XE and VIISta 900 XP ion implanters. In addition, Varian Semiconductor continues to provide support for its older generation VIISta and legacy medium current ion implanters still in use by its customers.

The number of medium current applications increases as more applications, such as some well applications, can be productively processed on medium current systems. To achieve higher device speeds, chip designers often increase manufacturing process complexity by utilizing multiple transistor designs in the same integrated circuit. An example of this is the use of multiple device Vt’s, which require separate medium current steps in the same integrated circuits for each Vt desired. This increase in the number of applications tends to be offset by the increasing productivity of medium current systems.

High Current

The high current VIISta HCP series single wafer ion implanter provides the highest productivity and best contamination performance. In addition, these systems feature implant angle accuracy, beam steering correction and high-tilt angle capability – all of which are required for advanced device fabrication. The VIISta HCP has excellent process control capability for advanced ultra shallow junction applications, and can be used for source/drain, source/drain extension, gate doping, pre-amorphization, and materials modification applications. Varian Semiconductor’s other high current systems include the VIISta HC ion implanter. In addition, Varian Semiconductor continues to provide support for its older generation VIISta and legacy high current ion implanters still in use by its customers.

The high current sector is expected to grow relative to the overall implant market due to an increase in the number of implant steps needed to produce many advanced semiconductors. Due to the very low energies and high dose concentrations that are necessary for increased transistor speed and lower device power consumption, the productivity of high current systems tends to decline with advancing technology nodes, requiring more high current implanters. Most advanced devices require single wafer systems, and single wafer high current is expected to grow to nearly 75% of the high current market in calendar year 2006. Varian Semiconductor was the first to introduce single wafer systems to this market sector through its VIISta platform.

High Energy

The high energy VIISta 3000 series features true zero degree implant and low contamination. The VIISta 3000 series products are the only single wafer high energy implanters available on the market today, an advantage for semiconductor manufacturers that need increased device packing density in high-performance devices. The VIISta 3000HP has outstanding process accuracy, offers excellent productivity, uniformity, angle control and medium current back-up flexibility. The high energy products cover retrograde well, triple well, buried layers, and pocket applications. Varian Semiconductor’s high energy offerings are the VIISta 3000HP and the VIISta 3000 ion implanter. In addition, Varian Semiconductor continues to provide support for its legacy high energy ion implanters still in use by its customers.

VIISta PLAD

The VIISta PLAD is a multi-chamber tool built on a platform common with Varian Semiconductor’s VIISta family of implanters, the only truly complete platform available that covers all implant segments. The VIISta PLAD implants the entire wafer simultaneously by positioning the wafer directly in a chamber containing plasma of the desired species. A pulsed DC voltage applied to the wafer draws ions from the plasma at a precisely controlled energy, resulting in extremely fast high-dose implants. Pulsing the bias voltage allows the system to automatically neutralize any charge buildup on the wafer surface between pulses and measure the ion dose per pulse using a Faraday for closed-loop in-situ dose control. With throughput up to six times greater than beamline or modified-source beamline technologies, the VIISta PLAD has become an attractive solution for critical low-energy, high-dose applications, such as DRAM (dynamic random access memory) polysilicon gate doping.

VIISta Platform

The VIISta 900XP series, VIISta HCP series and VIISta 3000 series are based on the same platform, thereby providing a high degree of commonality in subsystems and overall architecture. The VIISta platform provides customers with a great deal of flexibility in managing overall bay productivity, resulting in a reduction in customers’ time to first silicon, greater productivity across all applications, and an increase on their return on investment. Varian Semiconductor has shipped more than 500 VIISta systems. The VIISta platform of ion implanters is the only single wafer platform solution for all production applications available. All of the VIISta products feature the Varian Control System (“VCS™”), the Varian Positioning Systems (“VPS™”), the VIISta IHC source, the VIISta single wafer endstation and dual magnet beamline architecture. This high degree of commonality across the VIISta platform facilitates process matching throughout the system set, and provides flexibility in managing capacity, product mix changes, spare parts and training. All of the VIISta systems are 200mm and 300mm compatible.

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

For parts management, Varian Semiconductor has strategically placed around the world approximately 30 parts banks that support more than 200 customer fabs. The use of a global enterprise resource planning system provides Varian Semiconductor with a distribution structure that efficiently manages inventory, delivery and logistics services. Varian Semiconductor also offers a comprehensive consumable and non-consumable parts program that can be tailored to individual fab needs to minimize its customers’ cost of ownership from the ordering of individual piece parts over its eCommerce site, vShop, to complete stocking and inventory management programs like Fab Specific Parts Programs.

Through VEDoc™, an electronic documentation system, customers can easily access information about their ion implanters. All assembly drawings, schematics, parts lists, maintenance and operation manuals, and video-illustrated maintenance procedures are available in a CD-ROM format. Varian Semiconductor’s commitment to customer service also includes training.

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

Varian Semiconductor has historically sold at least half of its systems in any particular period to a relatively small number of customers, some of which include Chartered Semiconductor Manufacturing, Limited

(“Chartered”), Elpida Memory, Inc. (“Elpida”), Hynix Semiconductor, Inc. (“Hynix”), Hynix-ST Semiconductor Limited (“Hynix-ST”), Infineon Technologies AG (“Infineon”), Intel Corporation (“Intel”), Micron Technology, Inc. (“Micron”), Promos Technologies, Inc. (“Promos”), Samsung Electronics Company Limited (“Samsung”), Sony Corporation (“Sony”), STMicroelectronics, Taiwan Semiconductor Manufacturing Corporation, Limited (“TSMC”), Texas Instruments, Inc. (“Texas Instruments”), United Microelectronics Corporation (“UMC”), and Winbond Electronics Corporation (“Windbond”). Some of these customers have individually accounted for more than 10% of Varian Semiconductor’s total revenue in some periods. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future.

Revenue from Varian Semiconductor’s ten largest customers in fiscal years 2006, 2005 and 2004 accounted for approximately 63%, 66% and 60% of total revenue, respectively, including the non-recurring royalties in fiscal year 2005 of $18.9 million received from Applied Materials, Inc. (“Applied Materials”). In fiscal year 2006, revenue from three customers accounted for 11%, 10% and 10%, respectively, of Varian Semiconductor’s total revenue. In fiscal year 2005, revenue from two customers accounted for 20% and 14% of Varian Semiconductor’s total revenue. In fiscal year 2004, revenue from two customers accounted for 14% and 10% of Varian Semiconductor’s total revenue.

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

Varian Semiconductor markets, sells, distributes and services its current products directly. Varian Semiconductor has five sales and service offices located in the U.S., five in Europe and 24 in Asia Pacific, for a total of 34 worldwide. Varian Semiconductor’s sales, marketing and service engineers are linked through Varian Semiconductor’s information technology systems, allowing Varian Semiconductor to review bookings and sales forecasts globally against detailed account management plans. By modeling parts usage by equipment type, installed base distribution, freight, routes, and specific customs regulations, Varian Semiconductor has developed an infrastructure of parts distribution and warehousing around the world.

International sales accounted for 78%, 78% and 80% of Varian Semiconductor’s total revenues in fiscal years 2006, 2005 and 2004, respectively, and more specifically, sales to the Asia Pacific region have accounted for 67%, 68% and 68% of total revenues in fiscal years 2006, 2005 and 2004, respectively. Please refer to the footnotes to the financial statements for additional information on the geographic distribution of revenues and long-lived assets.

Varian Semiconductor’s business is not seasonal in nature, but it is cyclical based on the capital equipment investment expenditures of major semiconductor manufacturers. These expenditure patterns are based on many factors, including anticipated market demand for integrated circuits, the development of new technologies and global economic conditions.

Backlog

Varian Semiconductor had backlog of $255.1 million and $166.6 million at the end of fiscal years 2006 and 2005, respectively. Varian Semiconductor includes in its backlog only those orders for which it has accepted purchase orders and assigned system shipment dates within the following twelve months. Orders are typically subject to cancellation or rescheduling by customers. Due to possible changes in system delivery schedules, cancellation of orders and delays in systems shipments, Varian Semiconductor’s backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

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

Quality efforts at Varian Semiconductor begin with product development. Varian Semiconductor uses three dimensional computer-aided design, finite element analysis and other computer-based modeling methods to engineer and validate new designs. Product design is tested throughout all stages of development and validated through use of a “phase-gate” product introduction process before the first production system is built. Concurrent engineering programs help integrate new designs into manufacturing quickly and successfully.

Competition

The semiconductor capital equipment market is highly competitive and is characterized by a small number of large companies. The larger companies include Applied Materials, Tokyo Electron Limited (“Tokyo Electron”), KLA-Tencor Corporation (“KLA-Tencor”), Nikon Corporation, Canon, Inc., Novellus Systems, Inc. (“Novellus”), Lam Research Corporation, (“Lam”), and Hitachi High Technologies Corporation. Varian Semiconductor faces significant competition in the ion implantation market sector. Within this sector, multiple implant suppliers participate in one or more implant sectors. Generally, for each system selection, Varian Semiconductor is competing with one or more major competitors. As reported by Gartner Dataquest for calendar year 2005, the revenue market share for ion implantation equipment is Varian Semiconductor 39%, Axcelis Technologies, Inc. (“Axcelis”) 15%, Applied Materials 18%, Sumitomo Eaton Nova Corporation 17%, Nissin Electric Company, Limited 10%, and Ulvac Technologies, Inc. 1%.

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

Expenditures by Varian Semiconductor for research and development during fiscal years 2006, 2005 and 2004 were $90.6 million, $77.7 million and $67.7 million, respectively. Varian Semiconductor expects in future years that research and development expenditures will continue to represent a substantial percentage of operating expenses. In addition to developing new high current and high energy products, Varian Semiconductor continues to focus on maintaining its leadership position in the market for medium current implanters.

Patent and Other Proprietary Rights

Varian Semiconductor pursues a policy of seeking patent, copyright and trade secret protection in the U.S. and other countries for developments, improvements and inventions originating within its organization that are incorporated in Varian Semiconductor’s products or that fall within its fields of interest. As of December 6, 2006, Varian Semiconductor owned approximately 141 patents in the U.S., 208 patents in other countries, and had 654 patent applications on file with various patent agencies worldwide. Varian Semiconductor intends to file additional patent applications as appropriate.

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

Varian Semiconductor’s competitors, like companies in many high-technology businesses, routinely review the products of others for possible conflict with their own patent rights. There has also been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Varian Semiconductor, its customers or suppliers could be subject to additional claims of patent infringement, and any such claim could require that Varian Semiconductor pay substantial damages or remove certain features from its products or both.

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

The royalty-bearing license agreements produced approximately $9.5 million in royalties in fiscal year 2006, $27.7 million in royalties in fiscal year 2005 and $7.9 million in royalties in fiscal year 2004. The last of the principal patents covered by these licenses will expire on July 9, 2007.

Environmental Matters

For a discussion of environmental matters, see “Risk Factors,” in Item 1A and “Environmental Liabilities” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Employees

As of November 24, 2006, Varian Semiconductor had 1,588 full-time employees worldwide—1,198 in North America, 309 in Asia Pacific and 81 in Europe. None of Varian Semiconductor’s employees based in the U.S. are subject to collective bargaining agreements and Varian Semiconductor has never experienced a work stoppage, slowdown or strike. None of Varian Semiconductor’s employees is represented by a labor union and Varian Semiconductor considers its employee relations to be good.

Executive Officers

The current executive officers of Varian Semiconductor are listed below. Executive officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Name and Title	Age	Business Experience
Gary E. Dickerson Chief Executive Officer	49	Mr. Dickerson has served as Varian Semiconductor’s Chief Executive Officer and a Director of Varian Semiconductor since October 2004. Prior to joining Varian Semiconductor, Mr. Dickerson was President and Chief Operating Officer of KLA-Tencor from July 2002 to April 2004. From July 1999 to June 2002, he served as Chief Operating Officer of KLA-Tencor. Previously at KLA-Tencor, Mr. Dickerson was the Executive Vice President of the Customer Group from July 1997 to June 1999, Group Vice President for the Wafer Inspection Group from January 1996 to June 1997, and General Manager of the Wisard Division from July 1994 to December 1995.
Robert J. Halliday Executive Vice President and Chief Financial Officer	52	Mr. Halliday has served as Varian Semiconductor’s Executive Vice President and Chief Financial Officer since October 2006. From October 2004 to October 2006 he served as Executive Vice President, Treasurer and Chief Financial Officer. From November 2002 to October 2004, Mr. Halliday served as Varian Semiconductor’s Vice President, Treasurer and Chief Financial Officer. From March 2001 to November 2002, Mr. Halliday served as Varian Semiconductor’s Vice President and Chief Financial Officer. Prior to joining Varian Semiconductor, Mr. Halliday was Vice President and Chief Financial Officer of Unica Corporation, a software company. Previously, Mr. Halliday was at Ionics, Inc., a manufacturer of water treatment capital equipment. At Ionics, Inc., he was Chief Operating Officer in 2000; Vice President of the Consumer Water Group from 1996 to 2000; and Chief Financial Officer from 1990 to 2000. Mr. Halliday has been a director of Zoll Medical Corporation since July 2003.
Robert J. Perlmutter, Ph.D. Executive Vice President, Implant Business Units	49	Dr. Perlmutter has served as Varian Semiconductor’s Executive Vice President of Implant Business Units since October 2006. Prior to joining Varian Semiconductor, Dr. Perlmutter was a Group Vice President of KLA-Tencor from July 2006 to October 2006. From October 2001 to June 2006, he served as Vice President and General Manager of KLA-Tencor’s WIN Division - responsible for the brightfield and darkfield patterned wafer inspection product lines. Previously at KLA-Tencor, Dr. Perlmutter was Vice President and General Manager of the Surfscan Division from October 1999 to October 2001. From September 1995 to September 1999, Dr. Perlmutter served as a Sr. Director and then, Vice President of Engineering for KLA-Tencor’s Reticle and Photomask Inspection Division.
Stanley K. Yarbro Executive Vice President, Sales and Worldwide Field Operations	57	Mr. Yarbro has served as Varian Semiconductor’s Executive Vice President, Sales and Worldwide Field Operations since November 2004. Prior to joining Varian Semiconductor, Mr. Yarbro was Group Vice President of Field Operations at KLA-Tencor from July 1999 to October 2004. He also held the positions of President at Park Scientific, Limited from 1994 to 1999, Vice President of

Name and Title	Age	Business Experience
		Sales and Marketing at Spectra Physics, Inc. from 1986 to 1992, and Director of Marketing, along with other sales management positions, at Perkin-Elmer, Inc. from 1979 to 1986.
Yong-Kil Kim Executive Vice President, General Manager, Asia Pacific Operations, President of Varian Korea Ltd.	49	Mr. Kim has served as Varian Semiconductor’s Executive Vice President since October 2004. He has served as Varian Semiconductor’s Vice President and General Manger of its Asia Pacific Operations since May 2000 and President of Varian Korea, Limited since April 1999. From April 1997 to March 1999, he served as Executive Vice President of Varian Korea, Limited. From July 1994 to March 1997, he was Director of Sales and Marketing for the Asia Pacific Region. Mr. Kim joined VAI in August 1989 and held various managerial positions in Applications, Marketing and Sales. Previously, Mr. Kim worked for IBM’s T.J. Watson Research Center in Yorktown Heights, New York, from July 1988 to August 1989, and earlier at Massachusetts Institute of Technology in Cambridge, Massachusetts from 1983 to July 1988.
Gary L. Loser Vice President, Secretary and General Counsel	56	Mr. Loser has served as Varian Semiconductor’s Vice President, Secretary and General Counsel since April 1999. Prior to joining Varian Semiconductor, Mr. Loser was Senior Business Counsel and Senior Intellectual Property Counsel for the GE Plastics operating component of General Electric Company (“General Electric”) from 1992 to 1999. Previously, Mr. Loser held various other positions in General Electric’s legal department during his 17 years with General Electric.
Thomas C. Baker Vice President, Finance, Corporate Controller	41	Mr. Baker has served as Varian Semiconductor’s Vice President of Finance since October of 2006. From June 2003 to October 2006, Mr. Baker was Varian Semiconductor’s Corporate Controller and served as Operations Controller and Assistant Controller from February 2001 to June 2003. Mr. Baker was Chief Financial Officer of Chelton Microwave, a manufacturer of microwave components, from 1996 to 2001. Prior to that, he was Corporate Controller of Robertson-Ceco Corporation, a leading manufacturer of metal buildings.
Walter F. Sullivan Vice President, Customer Operations and Quality	55	Mr. Sullivan has served as Varian Semiconductor’s Vice President, Customer Operations since November 2002. Mr. Sullivan was Varian Semiconductor’s Vice President, Customer Operations and Chief Information Officer from November 1999 through November 2002. From 1995 to November 1999, he was Vice President, Customer Support of the Semiconductor Equipment Business at VAI.

Item 1A.	Risk Factors.

The semiconductor industry is cyclical, and a slowdown in demand for Varian Semiconductor’s semiconductor manufacturing equipment may negatively affect financial results.

The semiconductor industry historically has been cyclical in nature and has experienced periodic downturns. The industry may experience volatility in product pricing and in product demand. Volatility may result in significant reductions and delays in the purchase of semiconductor manufacturing equipment and the construction of new fab facilities. If such significant reductions and delays in purchasing occur and Varian Semiconductor has procured materials prior to the receipt of the customer purchase order, significant inventory charges could be incurred, thereby negatively impacting Varian Semiconductor’s financial results. In addition, even though Varian Semiconductor’s revenues may fluctuate significantly from period to period, in order to remain competitive, Varian Semiconductor continues to invest in research and development and to maintain its worldwide customer service and support capabilities. These investments in the business may adversely affect Varian Semiconductor’s financial results.

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

From time to time within the same accounting period, Varian Semiconductor has sold significant percentages of its systems to its major customers, some of which include Chartered, Elpida, Hynix, Hynix-ST, Infineon, Intel, Micron, Promos, Samsung, Sony, STMicroelectronics, TSMC, Texas Instruments, UMC and Winbond. During some quarters, some of these customers have individually accounted for more than 10% of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. Furthermore, Varian Semiconductor may have difficulty attracting additional large customers because its sales depend, in large part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. Once a semiconductor manufacturer has selected a particular supplier’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application. Consequently, Varian Semiconductor may experience difficulty in selling to a prospective customer if that customer initially selects a competitor’s capital equipment.

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

•	changing global economic conditions and worldwide political instability;

•	general conditions in the semiconductor equipment industry;

•	the extent that customers use Varian Semiconductor’s products and services in their business;

•	unexpected procurement or manufacturing difficulties;

•	pricing of key components;

•	fluctuations in foreign exchange rates;

•	a technical change that Varian Semiconductor is unable to address with its products;

•	a failure to achieve continued market acceptance of Varian Semiconductor’s key products;

•	ability to develop, introduce and market new, enhanced and competitive products in a timely manner;

•	introduction of new products by Varian Semiconductor’s competitors;

•	strategic technology investment decisions;

•	legal or technical challenges to Varian Semiconductor’s products and technology;

•	adverse weather conditions at its manufacturing facilities or customers’ facilities;

•	changes in the effective tax rate; and

•	new or modified accounting regulations.

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

Varian Semiconductor customarily sells a relatively small number of systems within any period. Consequently, Varian Semiconductor’s revenue and financial results could be negatively impacted for a particular quarter if anticipated orders from even a few customers are not received in time to permit shipment and/or there are delays in customer acceptance of the product upon installation. Generally, Varian Semiconductor recognizes all or a portion of the revenue from a product upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectibility is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. [Please refer to the full revenue recognition policy in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Critical Accounting Policies and Significant Judgments and Accounting Estimates section.] As a result, it is often difficult to determine the timing of product revenue recognition. In addition, Varian Semiconductor’s product order backlog at the beginning of each quarter may not include all systems needed to achieve expected revenues for that quarter. Because Varian Semiconductor may build systems according to forecast, the absence of a significant backlog for an extended period of time could adversely affect financial results.

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

Varian Semiconductor obtains some of the components and subassemblies included in its products from a limited group of suppliers, or in some cases a single source supplier. The loss of any supplier (or the temporary inability of any supplier to meet Varian Semiconductor’s production requirements, including any single source supplier) would require obtaining one or more replacement suppliers and may also require devoting significant resources to product development to incorporate new parts from other sources into Varian Semiconductor’s products. The need to change suppliers or to alternate between suppliers might cause delays in delivery or significantly increase Varian Semiconductor’s costs. Although Varian Semiconductor has insurance to protect against loss due to business interruption from some sources as necessary, Varian Semiconductor cannot provide assurance that such coverage will be adequate or that it will remain available on commercially acceptable terms. Although Varian Semiconductor seeks to reduce its dependence on these limited source suppliers, disruption or loss of these sources could negatively impact its business and damage customer relationships.

Varian Semiconductor’s outsource providers may fail to perform as it expects

Outsource providers have an increasing role in Varian Semiconductor’s manufacturing operations, research and development initiatives and in transactional and administrative functions. Although Varian Semiconductor aims at selecting reputable providers and securing their performance on terms documented in written contracts, it is possible that one or more of these providers could fail to perform as Varian Semiconductor expects and such failure could have an adverse impact on Varian Semiconductor’s business. In addition, the expansive role of outsource providers has required and will continue to require Varian Semiconductor to implement changes to its existing operations and to adopt new procedures to deal with and manage the performance of these outsource providers. Any delay or failure in the implementation of our operational changes and new procedures could adversely affect Varian Semiconductor’s customer relationships and /or have a negative effect on Varian Semiconductor’s operating results.

Varian Semiconductor’s indemnification obligations under the Distribution Related Agreements could be substantial, and Varian Semiconductor may not be fully indemnified in accordance with the Distribution Related Agreements for the expenses it incurs.

Under the terms of the Distribution Related Agreements, each of Varian Medical Systems, Inc. (“VMS”) (formerly VAI), Varian, Inc. (“VI”) and Varian Semiconductor has agreed to indemnify the other parties, and certain related persons, from and after the spin-off with respect to certain indebtedness, liabilities and obligations, which could be significant. The availability of such indemnities will depend upon the future financial strength of the companies. There is a risk that one or more of these companies will not be able to satisfy their indemnification obligations. In addition, the Distribution Related Agreements generally provide that if a court prohibits a company from satisfying its indemnification obligations, then such obligations will be shared equally by the other companies.

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

The cyclical nature of the semiconductor industry may cause Varian Semiconductor to experience rapid growth or decline in demand for products and services. As a result, Varian Semiconductor may face significant challenges in maintaining adequate financial and business controls, materials management, management processes, information systems and procedures on a timely basis, training, managing and appropriately sizing the work force. There can be no assurance that Varian Semiconductor will be able to perform such actions successfully.

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

Varian Semiconductor has not paid and does not anticipate paying dividends on its common stock. Varian Semiconductor’s Board of Directors has discretion to make decisions to pay dividends to common stockholders in the future. The decision will depend on a number of factors, including results of operations, financial conditions and contractual restrictions that the Board, in its opinion, deems relevant.

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

Varian Semiconductor’s headquarters and manufacturing facility is located in Gloucester, Massachusetts. In addition, Varian Semiconductor has five sales and service offices located in the U.S. and 29 located outside of the U.S., including offices in France, Germany (three), the Netherlands, Japan (eight), Korea (four), Taiwan (four), China (five), Singapore and Malaysia (two). These offices and facilities aggregate approximately 638 thousand square feet, of which 197 thousand square feet is leased. Since fiscal year 1994, the manufacturing facilities have been registered to the internationally recognized ISO 9001 standard. ISO 2000 certification was obtained in fiscal year 2002, and recertification was obtained in 2005. Field support operations in Europe and Korea have been registered to the ISO 9001:2002 standard since 2003 and 2002, respectively, with Europe operations obtaining recertification in 2006.

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

The following table reflects Varian Semiconductor’s locations by geographic segment.

Location	Property Interest	Approx. Sq. Footage of Floor Space
North America	Own	377,000
North America	Lease	115,000
Korea	Own	64,000
Korea	Lease	4,000
Japan	Lease	23,000
Europe	Lease	10,000
Taiwan	Lease	23,000
Other	Lease	22,000

Total		638,000

Item 3.	Legal Proceedings.

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

Varian Semiconductor is currently the plaintiff in several legal disputes related to employment and contract matters. While Varian Semiconductor believes favorable judgments will be rendered with respect to such claims, the timing and amount, if any, of these judgments is uncertain.

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

No matters were submitted to a vote of security holders of Varian Semiconductor, through solicitation of proxies or otherwise, during the last quarter of fiscal year 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since April 5, 1999, Varian Semiconductor’s common stock has traded on The Nasdaq Global Select Market under the symbol “VSEA.”

The following table sets forth the high and low sale prices per share of Varian Semiconductor’s common stock during each quarter for the two most recent fiscal years. The share prices have been retroactively adjusted to reflect the three-for-two stock split in February 2006.

Fiscal Year 2005	High	Low
First Quarter	$27.43	$20.48
Second Quarter	$27.37	$20.09
Third Quarter	$27.67	$21.70
Fourth Quarter	$31.06	$24.56

Fiscal Year 2006	High	Low
First Quarter	$30.96	$24.31
Second Quarter	$35.94	$26.34
Third Quarter	$34.43	$27.68
Fourth Quarter	$38.04	$25.88

The reported closing price of Varian Semiconductor’s common stock on The Nasdaq Global Select Market on September 29, 2006 was $36.70 per share. The number of stockholders of record on December 1, 2006 was 2,618.

Varian Semiconductor has never declared or paid cash dividends on its common stock and does not expect to pay any cash dividends on its common stock in the foreseeable future.

On October 22, 2004, Varian Semiconductor’s Board of Directors authorized the repurchase, from time to time, of up to $100 million of Varian Semiconductor’s common stock on the open market. The first purchases under this plan were made during the first quarter of fiscal year 2006. On August 1, 2006, the Board of Directors of Varian Semiconductor amended the share repurchase program to increase the amount of funds that may be expended in repurchasing Varian Semiconductor’s common stock from $100 million to $200 million. The program does not have a fixed expiration date. During fiscal year 2006, Varian Semiconductor spent $108.9 million on the repurchase of 3,747,555 shares at a weighted-average price per share of $29.03.

See Item 12 of Part III of this Annual Report on Form 10-K for information required by Item 201(d) of Regulation S-K.

The following table provides information about purchases by Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”) during the quarter ended September 29, 2006 of equity securities that are registered by Varian Semiconductor pursuant to Section 12 of the Securities Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
July 1 – July 28, 2006	1,203,622	$27.67	1,203,622	$12,918
July 29 – August 25, 2006	247,222	$33.79	247,222	$104,565
August 26 – September 29, 2006	376,523	$35.51	376,523	$91,194
Total:(3)	1,827,367	$30.11	1,827,367	$91,194

(1)	Varian Semiconductor repurchased an aggregate of 3,747,555 shares of its common stock pursuant to the repurchase program that was publicly announced on October 22, 2004 (the “Program”).

(2)	On October 22, 2004, Varian Semiconductor’s Board of Directors authorized the repurchase, from time to time, of up to $100 million of Varian Semiconductor’s common stock on the open market. On August 1, 2006, Varian Semiconductor’s Board of Directors amended the Program by increasing the amount of funds that may be expended in repurchasing common stock from $100 million to $200 million. The program does not have a fixed expiration date.

(3)	In addition to the repurchases made during the fiscal year ended September 29, 2006, Varian Semiconductor has repurchased 683,504 shares at total cost of $26.5 million between September 30, 2006 and December 1, 2006, the latest practicable date prior to the filing date.

Ite m 6.	Selected Financial Data.

The information included in the following table reflects selected consolidated summary financial data for each of the last five fiscal years. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	Fiscal Year
	2006[1]	2005[2]	2004	2003	2002[3]
	(amounts in millions, except per share amounts)
Consolidated Statements of Income Data:
Revenue	$730.7	$600.5	$530.1	$362.5	$335.4
Gross profit	$309.5	$268.7	$239.8	$151.4	$139.2
Net income	$94.7	$72.0	$61.1	$10.8	$9.0
Weighted average shares outstanding—basic	56.4	55.2	54.1	51.3	49.8
Weighted average shares outstanding—diluted	57.2	56.4	55.5	52.8	52.2
Net income per share—basic	$1.68	$1.30	$1.13	$0.21	$0.18
Net income per share—diluted	$1.66	$1.28	$1.10	$0.21	$0.17

Consolidated Balance Sheet Data
Cash and cash equivalents	$258.9	$193.4	$218.6	$310.5	$307.8
Investments	$290.6	$280.6	$173.9	$40.0	$—
Total assets	$938.4	$862.8	$749.5	$598.6	$596.4
Working capital	$564.1	$640.5	$533.6	$431.9	$385.7
Long term liabilities	$24.3	$25.5	$25.3	$20.2	$11.7
Total liabilities	$183.5	$173.7	$173.4	$124.6	$160.1
Stockholders’ equity	$754.8	$689.1	$576.1	$474.0	$436.2

(1)	Fiscal year 2006 results included a $9.0 million discrete income tax benefit and $1.6 million of related interest income, net income of $10.0 million after tax or $0.17 per diluted share in total, related to the completion of a routine tax examination by the U.S. Internal Revenue Service. In fiscal year 2006, Varian Semiconductor adopted the provisions of FAS 123(R), which resulted in $12.9 million net expense or $0.22 per diluted share.

(2)	Fiscal year 2005 results included non-recurring pre-tax royalty revenue of $18.9 million and interest income of $5.7 million, net income of $17.0 million after tax or $0.30 per diluted share, relating to a settlement of a patent license agreement with Applied Materials.

(3)	Fiscal year 2002 results included non-recurring pre-tax royalty and license revenue of $27.8 million and a gain of $5.1 million in other income, net income of $22.1 million after tax or $0.44 per diluted share, relating to the Settlement and License Agreement with Lam.

This selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included in “Item 15—Exhibits and Financial Statement Schedules.”

QUARTERLY FINANCIAL DATA

(Unaudited)

Selected Quarterly Results of Operations

The following tables set forth unaudited quarterly consolidated statements of income data for each of the eight fiscal quarters in the period ended September 29, 2006. The quarterly data should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(amounts in millions, except per share amounts)
Revenue	$160.9	$170.5	$186.2	$213.1	$730.7
Cost of revenue	97.4	100.3	105.1	118.4	421.2

Gross profit	63.5	70.2	81.1	94.7	309.5
Operating expenses	49.9	53.7	50.7	52.3	206.6

Operating income	13.6	16.5	30.4	42.4	102.9
Net interest and other income	5.4	4.9	6.4	5.7	22.4

Income before income taxes	19.0	21.4	36.8	48.1	125.3
(Benefit from) provision for income taxes	(3.3)	6.6	12.1	15.2	30.6

Net income	$22.3	$14.8	$24.7	$32.9	$94.7

Weighted average shares outstanding—basic	56.3	56.9	56.8	55.6	56.4
Weighted average shares outstanding—diluted	57.1	57.7	57.5	56.4	57.2
Net income per share—basic	$0.40	$0.26	$0.43	$0.59	$1.68
Net income per share—diluted	$0.39	$0.26	$0.43	$0.58	$1.66

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(amounts in millions, except per share amounts)
Revenue	$148.4	$139.1	$166.7	$146.3	$600.5
Cost of revenue	72.3	80.8	96.2	82.5	331.8

Gross profit	76.1	58.3	70.5	63.8	268.7
Operating expenses	46.0	44.3	45.7	47.5	183.5

Operating income	30.1	14.0	24.8	16.3	85.2
Net interest and other income	10.5	2.3	3.0	3.4	19.2

Income before income taxes	40.6	16.3	27.8	19.7	104.4
Provision for income taxes	12.6	5.2	8.5	6.1	32.4

Net income	$28.0	$11.1	$19.3	$13.6	$72.0

Weighted average shares outstanding—basic	54.8	54.9	55.2	56.1	55.2
Weighted average shares outstanding—diluted	55.8	56.0	56.4	57.3	56.4
Net income per share—basic	$0.51	$0.20	$0.35	$0.24	$1.30
Net income per share—diluted	$0.50	$0.20	$0.34	$0.24	$1.28

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms “believes,” “anticipates,” “expects,” “plans” or similar expressions, are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. There are a number of important factors that could cause Varian Semiconductor’s actual results to differ materially from those indicated by forward-looking statements made in this report and presented by management from time to time. Some of the important risks and uncertainties that may cause Varian Semiconductor’s financial results to differ are described in Item 1A. “Risk Factors.”

Overview

Varian Semiconductor is the leading supplier of ion implantation equipment used in the fabrication of semiconductor chips. Varian Semiconductor designs, manufactures, markets and services semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the world. The VIISta ion implanter products are designed to leverage single wafer processing technology for the full range of semiconductor implant applications. Varian Semiconductor has shipped more than 3,600 systems worldwide.

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

Varian Semiconductor’s business is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. In fiscal year 2004 Varian Semiconductor experienced an increase in business activity owing to a generally strengthening economy and increased demand for semiconductor equipment. During calendar year 2005, there was an 11% decline in worldwide ion implanter sales. However, due to market share gains, Varian Semiconductor’s fiscal year 2005 revenue increased 13% over fiscal year 2004 as customers migrated to single wafer systems, which favor Varian Semiconductor’s product offerings. Single wafer systems are now preferred over batch systems as they process wafers in such a way that results in higher yields for advanced device manufacturers. During fiscal year 2006, Varian Semiconductor believes its 22% revenue increase over fiscal year 2005 was the result of both increases in worldwide ion implanter sales as well as Varian Semiconductor’s continued market share gains for the calendar year 2006.

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

The first table below shows Varian Semiconductor’s calendar year 2005, 2004 and 2003 market share, as reported by Gartner Dataquest in April 2006, April 2005 and April 2004. Market share estimates are calculated on a subset of revenue, and information reported by Gartner Dataquest may not be consistent on a company by company basis. The second table below shows the total available market for ion implanter sales in calendar years 2005, 2004 and 2003, also reported by Gartner Dataquest in April 2006, April 2005 and April 2004. The total available market represents an estimated worldwide total revenue for ion implanters sold by all companies which sell ion implanters during each of the calendar years.

Market Share

	Calendar Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
By market
Medium current	58%	52%	61%
High current	38%	22%	16%
High energy	10%	10%	18%
Overall	39%	31%	31%

Total Available Market

	Calendar Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
	(in millions)
By market
Medium current	$330	$447	$248
High current	598	595	373
High energy	194	223	133

Overall	$1,122	$1,265	$754

Market Share and Total Available Market.    Market share and total available market research data is also published by VLSI Research Inc. In April 2006, VLSI Research Inc. reported that Varian Semiconductor’s overall market share was 41% and that the total available market was $1,070 million for calendar year 2005. Varian Semiconductor’s increase in high current and medium current market share has led to increased revenues, as the total available market for ion implanter sales decreased by 11% during calendar year 2005, compared to calendar year 2004. Varian Semiconductor’s increase in high current market share is a result of the industry shift to single wafer implanters at advanced technology nodes (65nm and below). Varian Semiconductor began developing single wafer high current tools during 1994 and believes it is currently the industry leader. In addition, Varian Semiconductor continues to invest in research and development to maintain its medium current market share lead. High energy implanters are the smallest component of the total available market for ion implanter sales and Varian Semiconductor maintained its market share. Please refer to Item 1. “Business” of this document for additional information on the technology and markets for ion implantation equipment.

Critical Accounting Policies and Significant Accounting Estimates

Varian Semiconductor’s discussion and analysis of its financial condition and results of operations are based upon Varian Semiconductor’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of these consolidated financial statements requires Varian Semiconductor to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a continual basis, Varian Semiconductor evaluates its estimates, including those related to revenues, inventories, accounts receivable, long-lived assets, income taxes, warranty obligations, deferred revenue, post-retirement benefits, contingencies, stock-based compensation and foreign currencies. Varian Semiconductor operates in a highly cyclical and competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, customer and supplier lead times, and geographic and macroeconomic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. Varian Semiconductor bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also the factors discussed in Item 1A. “Risk Factors.”

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

Valuation Allowance on Deferred Tax Assets and Income Tax Provision

Varian Semiconductor records a valuation allowance against deferred tax assets if it is more likely than not that a portion of the deferred tax asset will not be realized. On a quarterly basis, Varian Semiconductor evaluates both the positive and negative evidence bearing upon the realizability of its deferred tax assets. Varian Semiconductor considers future taxable income, ongoing prudent and feasible tax planning strategies, and the ability to utilize tax losses and credits in assessing the need for a valuation allowance. A valuation allowance related to certain state tax credit carryforwards has been recorded. Management has concluded that it is more likely than not that these credits will not be utilized since historically the annual amount of state credits generated exceeds the amount of credits that can be used. Should Varian Semiconductor determine that it is not able to realize all or part of its other deferred tax assets in the future, a valuation allowance would be required resulting in an expense recorded within the provision for income taxes in the statement of income in the period in which such determination was made. It is possible that the amount of the deferred tax asset considered realizable could be reduced in the near term if future taxable income is reduced. Varian Semiconductor’s effective tax rate is affected by levels of taxable income in domestic and foreign tax jurisdictions, U.S. tax credits generated and utilized for research and development expenditures, U.S. foreign income exclusion, investment tax credits and other tax incentives specific to domestic and foreign operations. In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various tax authorities, including the U.S. Internal Revenue Service (“IRS”). The IRS conducted an examination for the tax years 1999 through 2003 as part of its routine examinations of Varian Semiconductor’s income tax returns. Fieldwork for the examination was completed in the fourth quarter of fiscal year 2005 and submitted to the Congressional Joint Committee on Taxation (“Joint Committee”) for final approval. Varian Semiconductor was notified of Joint Committee approval in the first quarter of fiscal year 2006. In the first quarter of fiscal year 2006, Varian Semiconductor recognized a discrete income tax benefit of $9.0 million related to the favorable conclusion of this multi-year examination by the IRS. In addition, Varian Semiconductor recorded $1.6 million of interest income related to various income tax refunds that were released by the IRS at the conclusion of this examination.

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

Results of Operations

Fiscal Year

Varian Semiconductor’s fiscal year is a 52- or 53-week period that ends on the Friday nearest September 30. Fiscal year 2006 was comprised of a 52-week period ended on September 29, 2006. Fiscal year 2005 was comprised of a 52-week period ended on September 30, 2005. Fiscal year 2004 was comprised of a 52-week period ended on October 1, 2004.

Fiscal Year 2006 Compared to Fiscal Year 2005 and

Fiscal Year 2005 Compared to Fiscal Year 2004

Revenue

The following table sets forth revenue by revenue stream and territory for fiscal years 2006, 2005 and 2004:

	Fiscal Year Ended			Fiscal Year 2005 to Fiscal Year 2006		Fiscal Year 2004 to Fiscal Year 2005
	September 29, 2006	September 30, 2005	October 1, 2004	Change	Percent Change	Change	Percent Change
	(Amounts in thousands)
Revenue
Product	$642,038	$488,719	$456,217	$153,319	31%	$32,502	7%
Service	79,222	84,078	65,947	(4,856)	-6%	18,131	27%
Royalty and license	9,454	27,724	7,945	(18,270)	-66%	19,779	249%

Revenue	$730,714	$600,521	$530,109	$130,193	22%	$70,412	13%

Revenue by territory:
Asia Pacific	$491,121	$408,582	$358,591	$82,539	20%	$49,991	14%
North America*	161,129	134,778	107,476	26,351	20%	27,302	25%
Europe	78,464	57,161	64,042	21,303	37%	(6,881)	-11%

Revenue	$730,714	$600,521	$530,109	$130,193	22%	$70,412	13%

*	North America revenue for the first nine months of fiscal year 2005 included $18.9 million in past due royalties from Applied Materials.

Product

Varian Semiconductor’s product sales increased by 31% during fiscal year 2006 after a 7% increase during fiscal year 2005. The fiscal year 2006 increases were mainly due to a unit increase in system sales of 33%, primarily related to high current system sales, and an increase in sales of parts. Varian Semiconductor believes that market share gains, particularly in the high current sector, and an overall increase in industry spending, were the primary reasons for Varian Semiconductor’s increase in sales in fiscal year 2006. In fiscal year 2005, Varian Semiconductor’s product sales increased by 7% due to a unit increase in system sales of 3%, a shift towards VIISta systems, which typically have higher selling prices than legacy systems, and an increase in sales of parts and upgrades.

Service

Service revenue decreased by 6% in fiscal year 2006 as compared to fiscal year 2005, primarily as a result of the reduction in fair value of system installations. Generally, installation revenue is influenced by shipment volume of systems, product mix, customer mix, timing of customer acceptance and the fair value of installations. As products mature and the installation requires less effort to complete, the fair value of installation revenue per system is reduced, which contributes to the reduction in service revenue. Service contract revenues partially offset this decrease by increasing 8% from fiscal year 2005 to fiscal year 2006, primarily as a result of sales of service contracts with new systems. System installation revenues increased by 92% in fiscal year 2005 compared to fiscal year 2004. The increase in service revenue from fiscal year 2004 to fiscal year 2005 was primarily the result of an increase in the number of system installations as the fair value of the installations decreased only slightly. Service contract revenues also increased from fiscal year 2004 to fiscal year 2005 by 12%, primarily as a result of sales of service contracts with new systems.

Royalty and License

In fiscal year 2005, Varian Semiconductor received payments from Applied Materials of $18.9 million for past due royalties. Applied Materials is also required to make quarterly unit-based royalties payments to Varian Semiconductor on future sales of certain products found to be within the scope of the Agreement through the expiration of the Agreement in March 2007. Varian Semiconductor recognized an additional $6.4 million during fiscal year 2006 as royalty revenue related to this agreement.

Pursuant to the terms of a Settlement and License Agreement between Lam and Varian Semiconductor, Lam was required to make quarterly cash payments of $1.25 million through the first quarter of fiscal year 2005 for future use of the patents. These quarterly cash payments were recognized as revenue in fiscal years 2005 and 2004.

Customers

Revenue from Varian Semiconductor’s ten largest customers in fiscal years 2006, 2005 and 2004 accounted for approximately 63%, 66% and 60% of revenue, respectively. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In fiscal year 2006, revenue from three customers accounted for 11%, 10% and 10%, respectively, of Varian Semiconductor’s total revenue. In fiscal year 2005, revenue from two customers accounted for 20% and 14% of Varian Semiconductor’s total revenue. In fiscal year 2004, revenue from two customers accounted for 14% and 10% of Varian Semiconductor’s total revenue.

Shipment Mix

Varian Semiconductor’s tools are used primarily for 200mm and 300mm wafer size implants. In addition, Varian Semiconductor’s tools are used in both major markets – memory and logic – for integrated circuits. Shipments to foundry manufacturers are allocated based upon Varian Semiconductor’s estimate of usage for either memory or logic. The following table sets forth tool shipments by wafer size and market, as a percent of total tool shipments, for fiscal years 2006, 2005 and 2004. Percentages are based on the number of tools shipped during the respective period.

	Fiscal Year Ended			Fiscal 2005 to Fiscal 2006	Fiscal 2004 to Fiscal 2005
	September 29, 2006	September 30, 2005	October 1, 2004	Percent Change	Percent Change
By wafer size
300 mm	75%	55%	44%	36%	25%
200 mm	25%	45%	56%	-44%	-20%

Shipments	100%	100%	100%

By market
Memory	60%	72%	46%	-17%	57%
Logic	40%	28%	54%	43%	-48%

Shipments	100%	100%	100%

Cost of Product Revenue

Cost of product revenue was $371.1 million and gross margin was 42% for fiscal year 2006, compared to the cost of product revenue of $280.4 million and gross margin of 43% for fiscal year 2005. For fiscal year 2004, cost of product revenue was $249.1 million and gross margin was 45%. The slight decrease in gross margin from fiscal year 2005 to fiscal year 2006 was primarily due to the fact that parts and upgrades sales, which have higher margins than systems, were a lower percentage of product sales in fiscal year 2006 than in fiscal year 2005. In addition, during fiscal year 2006 there were increased product transition costs and market share penetrations, where the initial costs to support the first system in the fab are higher than for follow-on business. Gross margin decreased from fiscal year 2004 to fiscal year 2005 due to higher levels of field support and distribution costs associated with the larger installed base of systems in new fabs. Cost of product revenue in fiscal years 2006, 2005 and 2004 was favorably impacted by $1.7 million, $1.7 million and $0.9 million, respectively, from the sale of certain inventory for which the carrying value had been reduced in previous periods. Cost of product revenue for fiscal year 2006 included $1.1 million of equity-based compensation costs recorded upon the adoption of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123 (R)”) as of October 1, 2005.

Cost of Service Revenue

Cost of service revenue was $50.1 million and gross margin was 37% for fiscal year 2006, compared to $51.4 million and gross margin of 39% for fiscal year 2005 and $41.2 million and gross margin of 38% for fiscal year 2004. The decrease in cost of service revenue for fiscal year 2006 was primarily due to a decrease in installation costs. The decrease in service margins in fiscal year 2006 was related to decreased margins on installations and the mix of customers for both contracts and paid service. The increase in cost of service revenue and gross margin from fiscal year 2004 to fiscal year 2005 was related to the increased number of installations. The fair value of installations is assessed periodically and is largely based upon the historical experience of the effort and cost to complete installations. The fair value of tool installation is determined at the time of tool shipment. As products have matured and the installation requires less effort to complete, the fair value of installation revenue per installation is reduced. Based upon the results of the first quarter 2006, the fair value was reduced for certain products shipped in the remaining quarters of fiscal year 2006 thus reducing the gross margin. Generally, installation revenue is influenced by shipment volume of systems, product mix, customer mix, timing of customer acceptances and the fair value of installations. Cost of service revenue for fiscal year 2006 included $1.0 million of equity-based compensation costs recorded upon the adoption of SFAS No. 123(R) as of October 1, 2005.

Research and Development

Research and development expenses were $90.6 million for fiscal year 2006, compared to $77.7 million for fiscal year 2005 and $67.7 million for fiscal year 2004, an increase of $12.9 million, or 17% from fiscal year 2005 to fiscal year 2006, and an increase of $10.0 million, or 15% from fiscal year 2004 to fiscal year 2005. The increases in research and development spending are attributable to Varian Semiconductor’s rapid development cycle and continuing efforts to improve productivity and technical development of its products. The year-over-year increase was a result of increased labor and material spending associated with the development of new products, particularly for new generation high current implanters. In addition to developing new high current products, Varian Semiconductor continues to focus on maintaining its leadership position in the market for medium current implanters. Research and development expense for fiscal year 2006 included $3.7 million of equity-based compensation costs recorded upon the adoption of SFAS No. 123(R) as of October 1, 2005.

Marketing, General and Administrative

Marketing, general and administrative expenses were $116.1 million for fiscal year 2006, compared to $104.9 million for fiscal year 2005 and $85.6 million for fiscal year 2004, an increase of $11.2 million, or 11% from fiscal year 2005 to fiscal year 2006, and an increase of $19.3 million, or 23% from fiscal year 2004 to fiscal year 2005. The increase in expense from fiscal year 2005 to fiscal year 2006 was primarily the result of the expensing of stock based compensation. Increased product marketing expenses, service expenses, and IT expenses also contributed to the increase. These increases were partially offset by decreases in marketing expenses related to the customer evaluations and demonstration of new generation products, and decreases in legal expenses. The increase in expense from fiscal year 2004 to fiscal year 2005 was the result of increased marketing expenses related to the customer evaluations and demonstration of new generation products and increases in the cost of variable compensation programs that partially fluctuate with profitability, as well as increased legal expenses associated with patent enforcement actions. Marketing, general and administrative expenses for fiscal year 2006 included $13.2 million of equity-based compensation costs recorded upon the adoption of SFAS No. 123(R) as of October 1, 2005. Additionally, the first quarter of fiscal year 2005 included a $3.5 million charge, largely non-cash, associated with the retirement of the President and Chief Operating Officer of Varian Semiconductor.

Restructuring Costs

During fiscal year 2005, Varian Semiconductor recognized $0.9 million in restructuring costs. The restructuring costs related to reductions in headcount and facilities in Europe. There were no restructuring costs recognized during fiscal year 2004. The restructuring reserve balance of $0.2 million as of September 30, 2005, was paid during fiscal year 2006, and there were no additional charges in fiscal year 2006.

Interest Income and Interest Expense

During fiscal year 2006, Varian Semiconductor earned $21.5 million in net interest income, compared to $16.3 million for fiscal year 2005 and $4.3 million for fiscal year 2004. Interest income in fiscal year 2006 included $1.6 million related to the release of tax refunds by the IRS upon the conclusion of a multi-year tax examination. Interest income in fiscal year 2005 included $5.7 million in interest on the past due royalties received from Applied Materials. In addition, interest income, during both fiscal years 2006 and 2005, increased due to higher cash balances and rates, along with an increased portfolio of investments. At September 29, 2006, Varian Semiconductor had $98.2 million in cash equivalents whose interest was exempt from taxation by the IRS. The rates of return on these cash equivalents were approximately 33% lower than rates earned on comparable fully-taxable cash equivalents.

Other Income (Expense), Net.

During fiscal year 2006, Varian Semiconductor recorded other income of $0.9 million, primarily related to a gain on the sale of certain non-operating real estate owned by Varian Semiconductor. During fiscal year 2005, Varian Semiconductor recorded other income of $2.8 million, primarily related to the reduction of an estimated loss contingency of $2.7 million associated with patent infringement and antitrust litigation. During fiscal year 2004, Varian Semiconductor recorded other expense of $0.9 million, primarily related to the cancellation of capital projects. Other income, net also includes foreign currency exchange gains and losses.

Provision for Income Taxes

Varian Semiconductor’s effective income tax rate was 24% in fiscal year 2006, 31% in fiscal year 2005 and 32% in fiscal year 2004. Exclusive of the effects of the discrete tax benefit received in the first quarter of fiscal year 2006, as discussed in the following paragraph, and other one time items, the effective tax would have been 32% for the fiscal year 2006. The rate is lower than the U.S. federal statutory rate in fiscal years 2006, 2005 and 2004, principally due to credits and lower-taxed foreign income. Future tax rates may vary from these historic rates depending on the worldwide composition of earnings and the continuing availability of income tax credits, as well as the potential resolution of tax contingencies. On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA phases out the benefits from the extraterritorial exclusion in fiscal years 2005 and 2006, and provides a new deduction for income from domestic production activities. This deduction became effective for Varian Semiconductor in fiscal year 2006. The AJCA also creates a temporary incentive for U.S. companies to repatriate accumulated foreign earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. Varian Semiconductor completed its evaluation of the foreign repatriation provisions and decided not to repatriate foreign earnings under these provisions as it would not be beneficial to Varian Semiconductor.

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various tax authorities, including the IRS. The IRS conducted an examination for the tax years 1999 through 2003 as part of its routine examinations of Varian Semiconductor’s income tax returns. The IRS completed fieldwork for this examination of Varian Semiconductor in the fourth quarter of fiscal year 2005 and submitted its report to the Joint Committee for final approval. Varian Semiconductor was notified of Joint Committee approval in the first quarter of fiscal year 2006. Related to the conclusion of this examination, Varian Semiconductor recorded a discrete tax benefit of $9.0 million in the first quarter of fiscal year 2006.

Net Income

As a result of the foregoing factors, for fiscal year 2006 Varian Semiconductor recorded net income of $94.7 million, compared to net income of $72.0 million for fiscal year 2005 and $61.1 million for fiscal year 2004. The net income per diluted share was $1.66 for fiscal year 2006, compared to net income per diluted share of $1.28 for fiscal year 2005 and $1.10 for fiscal year 2004.

Liquidity and Capital Resources

Varian Semiconductor generated $140.6 million of cash from operations during fiscal year 2006, compared to $73.0 million during fiscal year 2005. Cash provided by operations in fiscal year 2006 was derived primarily from net income of $94.7 million, less non-cash expenses such as stock based compensation of $18.9 million, depreciation and amortization of $13.0 million, and the tax benefit from stock options exercised and employee stock purchase plan issuances of $10.8 million. Also contributing to cash from operations were a decrease in other current assets of $14.7 million and an increase in accounts payable of $12.6 million. The cash flow effects of net income, non-cash items and the changes in other current assets and accounts payable were partially offset by increases in inventory of $11.8 million and decreases in accrued expenses of $5.9 million. The decrease in other current assets is primarily related to the receipt of refunds from the IRS associated with the conclusion of a multi-year tax examination. The increase in accounts payable and inventory is related to a higher manufacturing build schedule for the first quarter of fiscal year 2007 as opposed to the schedule for the first quarter of fiscal year 2006. Additionally, increases in inventory are also due to increased field inventory primarily for new customers. In fiscal year 2005, cash provided by operations was derived primarily from net income of $72.0 million, depreciation and amortization of $12.8 million, the tax benefit from stock options exercised and employee stock purchase plan issuances of $9.9 million, an increase in accrued expenses of $6.9 million and a decrease in other current assets of $5.7 million. The cash flow effects of net income, non-cash items and the changes in accrued expenses and other current assets were partially offset by increases in inventory of $34.6 million. Increases in inventory were due to increased customer evaluation systems and field inventory primarily for new customers. In fiscal year 2004, cash provided by operations was derived primarily from net income of $61.1 million, and increases in deferred revenue of $30.8 million, depreciation and amortization of $13.0 million and accounts payable of $11.6 million. The cash flow effects of net income and the increases in deferred revenue, depreciation and amortization and accounts payable were partially offset by increases in accounts receivable of $59.8 million and inventory of $48.4 million.

During fiscal year 2006, Varian Semiconductor used $9.1 million for the net purchase of investments and $12.0 million for the purchase of property, plant and equipment. In fiscal year 2005, Varian Semiconductor used $109.6 million for the net purchase of investments and $12.4 million for the purchase of property, plant and equipment. In fiscal year 2006, Varian Semiconductor’s net purchase of investments was lower than in fiscal year 2005 due to the repurchase of $108.9 million of its stock and the relative attractiveness of rates of return on cash equivalents. In fiscal year 2004, Varian Semiconductor used $134.9 million for the net purchase of short-term investments and $11.6 million of cash for the purchase of property, plant and equipment.

During fiscal year 2006, Varian Semiconductor used $54.5 million of cash for financing activities. Varian Semiconductor repurchased $108.9 million of its stock during the fiscal year as part of its authorized share repurchase program. This was partially offset by the issuance of stock upon the exercise of stock options and under the employee stock purchase plan of $50.3 million and the excess tax benefit from stock based compensation of $4.5 million. During fiscal year 2006, Varian Semiconductor’s Board of Directors amended the share repurchase program by increasing the amount of funds that may be expended in repurchasing common stock from $100 million to $200 million. The program does not have a fixed expiration date. During fiscal year 2006, Varian Semiconductor repurchased 3.7 million shares at a weighted-average price per share of $29.03. During fiscal year 2005, Varian Semiconductor generated $23.4 million of cash from financing activities, primarily due to the issuance of stock upon the exercise of stock options and under the employee stock purchase plan of $27.7 million, partially offset by repayments of short- and long-term borrowings. During fiscal year 2004, $24.1 million of cash was generated by financing activities, primarily due to $26.2 million from the issuance of stock upon the exercise of stock options, partially offset by repayments of short- and long-term borrowings.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash, cash equivalents and investments of $549.5 million at September 29, 2006 will be sufficient to satisfy working capital requirements, commitments for capital expenditures, any future common stock repurchases and other purchase commitments, environmental contingencies and cash requirements for the foreseeable future.

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

Contractual Obligations

Under GAAP, some obligations and commitments are not required to be included in the consolidated balance sheets and statements of income. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. Other than the principal portion of the loan payments, which is included in the balance sheet, the following commitments as of September 29, 2006 have not been included in the consolidated balance sheets and statements of income included under Item 8. “Financial Statements and Supplementary Data”.

	Commitments by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
	(amounts in thousands)
Operating leases	$1,964	$1,456	$478	$30	$—
Loan principal and interest	4,906	785	1,570	1,570	981
Purchase order commitments	78,683	78,683	—	—	—

Total commitments	$85,553	$80,924	$2,048	$1,600	$981

As of September 29, 2006 and September 30, 2005, Varian Semiconductor’s subsidiary in Japan had two credit facilities available with two different financial institutions. At September 29, 2006, maximum available borrowings under each of the two facilities were as follows: Yen 1,000,000,000 ($8.5 million) and Yen 500,000,000 ($4.3 million). The loans are unsecured and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. The interest rate for the Yen 1,000,000,000 credit facility is based on the short-term prime rate and was approximately 1.675% at September 29, 2006 and 1.375% at September 30, 2005. The interest rate for the Yen 500,000,000 facility is the 3-month Tokyo interbank offered rate (TIBOR) + 1.00% and was approximately 1.44% at September 29, 2006. There were no outstanding borrowings under either facility at September 29, 2006 or September 30, 2005.

Varian Semiconductor also has borrowing capacity in Europe and Taiwan. Varian Semiconductor’s subsidiary in Europe maintains a credit facility that includes overdraft protection of Euro 2.5 million which at September 29, 2006 translated to $3.2 million. Interest accrues at the Euro base rate + 1.5% and was approximately 5.25% at September 29, 2006. Varian Semiconductor’s subsidiary in Taiwan maintains a credit facility of $1.0 million. Any outstanding borrowings under the Taiwan facility accrue interest at the local base rate + 2.0% plus taxes, which was approximately 7.7% at September 29, 2006, and are payable on demand. Both credit facilities are unsecured and contain no restrictive covenants, although each facility is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of September 29, 2006 or September 30, 2005 under either facility.

In February 2003, Varian Semiconductor purchased its previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. Prepayment would require Varian Semiconductor to pay a prepayment penalty equal to the greater of two percent of the outstanding principal balance or the excess of the present value of all future loan payments over the outstanding principal balance of the loan. The loan is secured by the property. The $3.7 million carrying amount of the loan had an estimated fair value of $3.9 million at September 29, 2006. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and Varian Semiconductor’s financial condition at September 29, 2006. As of September 29, 2006, Varian Semiconductor also has a standby letter of credit outstanding for $1.9 million as a guarantee for the debt on this facility.

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

The Distribution Related Agreements provide that from and after the spin-off, VMS, VI, and Varian Semiconductor will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VMS and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VMS, VI, and Varian Semiconductor. The Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll and pension liabilities) in accordance with their terms. During fiscal years 2006, 2005 and 2004, Varian Semiconductor was charged $1.4 million, $1.2 million and $1.6 million, respectively, by VMS in settlement of these obligations.

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

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 states that a company should disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction, such as sales tax or value-added tax. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. EITF 06-3 will be effective for Varian Semiconductor’s second quarter of fiscal year 2007. The disclosures required under EITF 06-3, which may be presented on an aggregate basis, are effective retrospectively for all periods presented. Varian Semiconductor is in the process of evaluating whether the adoption of EITF 06-3 will have a material impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation will be effective for Varian Semiconductor for its fiscal year 2008. Varian Semiconductor is in the process of evaluating whether the adoption of this interpretation will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which expresses the staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 requires companies to consider current and prior year errors and effects on all financial statements when evaluating the materiality of any misstatement. It will be effective for Varian Semiconductor’s fiscal year 2007. Varian Semiconductor does not believe the adoption of SAB 108 will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement will be effective for Varian Semiconductor’s fiscal year 2009. Varian Semiconductor is still in the process of evaluating the impact of this statement on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires employers that sponsor defined benefit plans to recognize the funded status of a benefit plan on its balance sheet; recognize gains, losses and prior service costs or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of other comprehensive income, net of tax; measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Most provisions of statement will be effective for Varian Semiconductor for its fiscal year 2007, except for the requirement to measure benefits and obligations as of the employers fiscal year end, which will be effective for Varian Semiconductor’s fiscal year 2009. Varian Semiconductor is in the process of evaluating whether the adoption of this statement will have a material impact on its financial statements.

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

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange losses for the fiscal years ended 2006, 2005 and 2004 were $146,000, $46,000 and $126,000, respectively.

Forward exchange contracts outstanding are summarized as follows (dollars in thousands):

	September 29, 2006			September 30, 2005
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Japanese Yen	$4,133	117.60	$4,132	$—	—	$—
Korean Won	2,251	947.68	2,254	8,839	1,034.63	8,699
New Taiwan Dollar	2,227	32.83	2,215	638	32.60	625
Singapore Dollar	1,239	1.57	1,224	—	—	—
Israeli Shekel	51	4.30	51	—	—	—
Euro	—	—	—	1,002	0.80	967

Total foreign currency purchase contracts	$9,901		$9,876	$10,479		$10,291

Foreign currency sell contracts:
Japanese Yen	$10,265	117.72	$10,272	$21,268	110.89	$20,868
Korean Won	3,232	961.90	3,286	10,637	1,051.30	10,417
Euro	205	0.78	203	89	0.83	89
Israeli Shekel	203	4.37	206	860	4.50	840
British Pound	78	0.53	77	395	0.55	381
New Taiwan Dollar	61	32.91	61	410	33.21	409

Total foreign currency sell contracts	$14,044		$14,105	$33,659		$33,004

Total contracts	$23,945		$23,981	$44,138		$43,295

Varian Semiconductor uses derivative instruments to protect its foreign operations from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor hedges its current exposures and a portion of its anticipated foreign currency exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales, except for those in Japan, are primarily denominated in the U.S. dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of operations. There was an immaterial amount of ineffectiveness recognized during the fiscal years ended September 29, 2006 and September 30, 2005. There were seven forward foreign exchange sell contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at September 29, 2006 totaling an equivalent of $35.5 million. In addition, there were three forward foreign exchange purchase contracts totaling an equivalent of $11.7 million offsetting three of the forward sell contracts. At September 30, 2005, there were four forward foreign exchange sell contracts outstanding designated as hedges of anticipated product sales in Japanese Yen totaling an equivalent of $30.4 million. In addition, there were four forward foreign exchange purchase contracts totaling an equivalent of $9.3 million offsetting the four forward sell contracts.

There were approximately $0.7 million net unrealized gains on these forward Yen contracts as of September 29, 2006. There were approximately $1.2 million in net unrealized gains on these forward Yen contracts as of September 30, 2005. The fair value of forward exchange contracts generally reflects the estimated amounts that Varian Semiconductor would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of Varian Semiconductor’s exposure.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities. Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and short-term investments. Varian Semiconductor maintains cash investments primarily in U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at September 29, 2006 and September 30, 2005 were $234.1 million and $182.1 million, respectively. At September 29, 2006, Varian Semiconductor’s short-term investments were $154.8 million and consisted primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings of AA or better. At September 30, 2005, Varian Semiconductor’s short-term investments were $280.6 million and consisted primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings of AA or better. At September 29, 2006, Varian Semiconductor’s long-term investments were $135.8 million and consisted of the same types of securities as its short-term portfolio. Varian Semiconductor reported no long-term investments at September 30, 2005.

In February 2003, Varian Semiconductor purchased its facility located in Newburyport, Massachusetts. As part of the purchase price, Varian Semiconductor assumed the seller’s outstanding loan of $5.1 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. The loan is secured by the property. The $3.7 million remaining principal amount of the loan had an estimated fair value of $3.9 million at September 29, 2006. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and Varian Semiconductor’s financial condition at September 29, 2006.

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

Disclosure Controls and Procedures

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of September 29, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to Varian Semiconductor’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of September 29, 2006, Varian Semiconductor’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 29, 2006 that has materially affected, or is reasonably likely to materially affect, Varian Semiconductor’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of Varian Semiconductor is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Varian Semiconductor’s internal control over financial reporting as of September 29, 2006. In their evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on management’s evaluation using the COSO criteria, management concludes that Varian Semiconductor maintained effective internal control over financial reporting as of September 29, 2006. This evaluation has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The response to this item is contained in part under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K and in part in Varian Semiconductor’s Proxy Statement for the Annual Meeting of Stockholders to be held on February 5, 2007 (the “2007 Proxy Statement”) under the caption “Election of Directors,” which section is incorporated herein by this reference.

Item 11.	Executive Compensation.

The response to this item is contained in the 2007 Proxy Statement under the caption “Executive Compensation,” which section is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is contained in the 2007 Proxy Statement under the caption “Principal Stockholders” and “Equity Compensation Plan Information,” which sections are incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions.

The response to this item is contained in the 2007 Proxy Statement under the caption “Transactions with Related Parties,” which section is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.

The response to this item is contained in the 2007 Proxy Statement under the caption “Independent Accountants’ Fees,” which section is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements: (see index on page F-1 of this report)

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of September 29, 2006 and September 30, 2005

•	Consolidated Statements of Income for fiscal years ended September 29, 2006, September 30, 2005 and October 1, 2004

•	Consolidated Statements of Cash Flows for fiscal years ended September 29, 2006, September 30, 2005 and October 1, 2004

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for fiscal years ended September 29, 2006, September 30, 2005 and October 1, 2004

•	Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedule: (see index on page F-1 of this report)

The following financial statement schedule of Varian Semiconductor and its subsidiaries for fiscal years 2006, 2005 and 2004 is filed as a part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of Varian Semiconductor and its subsidiaries.

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
Robert J. Halliday Executive Vice President and Chief Financial Officer

Date: December 7, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY E. DICKERSON Gary E. Dickerson	Chief Executive Officer (Principal Executive Officer)	December 7, 2006

/s/ ROBERT J. HALLIDAY Robert J. Halliday	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 7, 2006

/s/ THOMAS C. BAKER Thomas C. Baker	Vice President, Finance (Principal Accounting Officer)	December 7, 2006

/s/ RICHARD A. AURELIO Richard A. Aurelio	Chairman of the Board	December 6, 2006

/s/ ROBERT W. DUTTON Robert W. Dutton	Director	December 6, 2006

/s/ DENNIS G. SCHMAL Dennis G. Schmal	Director	December 6, 2006

/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett	Director	December 6, 2006

/s/ XUN CHEN Xun Chen	Director	December 5, 2006

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
2.1	Distribution Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc. dated as of January 14, 1999.	10-12(g)	02/12/1999	2.1

3.1	Restated Certificate of Incorporation of Varian Semiconductor Equipment Associates, Inc.	10-12(g)	02/12/1999	3.1

3.2	By-Laws of Varian Semiconductor Equipment Associates, Inc.	10-12(g)/a	03/08/1999	3.2

4.1	Specimen Common Stock Certificate.	10-12(g)/a	03/08/1999	4.1

4.2	Rights Agreement between First Chicago Trust Company of New York and the Registrant, dated as of February 19, 1999.	10-12(g)/a	03/08/1999	4.2

4.3	Amendment dated as of October 15, 2001 to the Rights Agreement between First Chicago Trust Company of New York and Registrant, dated as of February 19, 1999, to appoint EquiServe Trust Company, N.A.	10-K	12/20/2001	10.12

4.4	Amendment No. 2 dated as of October 25, 2004 to the Rights Agreement (as amended) between EquiServe Trust Company, N.A. and the Registrant.	10-K	12/14/2004	4.4

10.1	Form of Employee Benefits Allocation Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-12(g)	02/12/1999	10.1

10.2	Form of Intellectual Property Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc., and Varian, Inc.	10-12(g)	02/12/1999	10.2

10.3	Form of Tax Sharing Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-12(g)	02/12/1999	10.3

10.4	Form of Transition Services Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-12(g)	02/12/1999	10.4

10.5	Form of Change in Control Agreement for Chief Executive Officer and Chairman of the Board.	8-K	10/15/2004	10.3

10.6	Form of Indemnity Agreement with Directors and Executive Officers.	10-12(g)/a	03/08/1999	10.8

10.7	Varian Semiconductor Equipment Associates, Inc. Amended and Restated 2006 Stock Incentive Plan	8-K	03/13/2006	10.6

10.8	Varian Semiconductor Equipment Associates, Inc. 2006 Management Incentive Plan.			10.8	X

10.9	Varian Semiconductor Equipment Associates, Inc. Deferred Compensation Plan	8-K	04/06/2006	10.1

10.10	Agreement dated as of July 24, 1998, between Varian Associates, Inc. and High Voltage Engineering Europa B.V.	10-12(g)	02/12/1999	10.9

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
10.11	Varian Semiconductor Equipment Associates, Inc. Employee Stock Purchase Plan.	10-K	12/20/2001	10.11

10.12	Purchase and Sale Agreement made as of November 27, 2002, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.	10-Q	02/05/2003	10.1

10.13	First Amendment to Purchase and Sale Agreement, dated as of January 6, 2003, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.	10-Q	02/05/2003	10.2

10.14	Second Amendment to Purchase and Sale Agreement, dated as of January 28, 2003, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.	10-Q	02/05/2003	10.3

10.15	Form of Change in Control Agreement for Chief Financial Officer.	8-K	10/15/2004	10.4

10.16	Form of Change in Control Agreement for Certain Designated Executives.	8-K	10/15/2004	10.5

10.17	Form of Nonstatutory Stock Option Agreement for Directors	8-K	03/13/2006	10.1

10.18	Form of Nonstatutory Stock Option Agreement for Officers	8-K	03/13/2006	10.2

10.19	Form of Nonstatutory Stock Option Agreement for Employees	8-K	03/13/2006	10.3

10.20	Form of Restricted Stock Agreement for Officers	8-K	03/13/2006	10.4

10.21	Form of Restricted Stock Agreement for Employees	8-K	03/13/2006	10.5

10.22	Form of Deferred Stock Units Agreement for Directors	8-K	03/17/2006	10.1

10.23	Offer Letter from the Registrant to Gary E. Dickerson, as amended.	10-Q	08/05/2005	10.2

10.24	Retirement Agreement and General Release, dated as of December 8, 2004 between Ernest L. Godshalk, III, and Varian Semiconductor Equipment Associates, Inc.	10-K	12/14/2004	10.19

10.25	VSEA Expatriate Assignment Offer Letter, 2005, from the Registrant to Yong-Kil Kim.	10-Q	08/05/2005	10.1

10.26	Retirement Agreement and General Release, dated as of December 8, 2005 between Alan P. Sheng and Varian Semiconductor Equipment Associates, Inc.	10-K	12/13/2005	10.21

10.27	Agreement and General Release, dated as of January 2, 2006 between John E. Aldeborgh and Varian Semiconductor Equipment Associates, Inc.	8-K	01/03/2006	10.1

10.28	Letter Agreement, dated as of January 2, 2006 between Richard A. Aurelio and Varian Semiconductor Equipment Associates, Inc.	8-K	01/03/2006	10.2

10.29	Form of Amendment to all Change in Control Agreements	10-K	12/13/2005	10.22

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
10.30	Form of Restricted Stock Agreement for Officers with Performance Vesting	10-K		10.30	X

14.1	Code of Business Conduct and Ethics	10-K		14.1	X

21.1	Subsidiaries of the Registrant.	10-K		21.1	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K		23.1	X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K		31.1	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K		31.2	X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K		32.1	X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K		32.2	X

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of the Registrant and its subsidiaries are required to be included in Item 8:

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 29, 2006 and September 30, 2005	F-4

Consolidated Statements of Income for fiscal years ended September 29, 2006, September 30, 2005 and October 1, 2004	F-5

Consolidated Statements of Cash Flows for fiscal years ended September 29, 2006, September 30, 2005 and October 1, 2004	F-6

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for fiscal years ended September 29, 2006, September 30, 2005 and October 1, 2004	F-7

Notes to the Consolidated Financial Statements	F-8

The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2006, 2005 and 2004 should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Varian Semiconductor Equipment Associates, Inc.:

We have completed integrated audits of Varian Semiconductor Equipment Associates, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 29, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Varian Semiconductor Equipment Associates, Inc. and its subsidiaries at September 29, 2006 and September 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 29, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

December 6, 2006

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

	September 29, 2006	September 30, 2005
	(amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$258,891	$193,426
Short-term investments	154,810	280,646
Accounts receivable, net	125,992	123,612
Inventories	133,929	127,374
Deferred income taxes	31,592	30,865
Other current assets	18,102	32,796

Total current assets	723,316	788,719

Long-term investments	135,777	—
Property, plant and equipment, net	62,249	58,435
Goodwill	12,280	12,280
Other assets	4,744	3,385

Total assets	$938,366	$862,819

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$466	$426
Accounts payable	45,937	33,272
Accrued expenses	54,070	59,280
Product warranty	8,934	8,323
Deferred revenue	49,840	46,958

Total current liabilities	159,247	148,259

Long-term accrued expenses and other liabilities	17,300	16,271
Deferred income taxes	3,722	5,477
Long-term debt	3,270	3,736

Total liabilities	183,539	173,743

Commitments, contingencies and guarantees (Note 22)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 59,308,544 shares issued and 55,560,989 outstanding at September 29, 2006; 57,020,757 shares issued and outstanding at September 30, 2005	593	570
Capital in excess of par value	453,229	382,255
Less: Cost of 3,747,555 shares of common stock held in treasury at September 29, 2006	(108,910)	—
Retained earnings	411,014	316,330
Deferred compensation	—	(9,366)
Accumulated other comprehensive loss	(1,099)	(713)

Total stockholders’ equity	754,827	689,076

Total liabilities and stockholders’ equity	$938,366	$862,819

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	September 29, 2006	September 30, 2005	October 1, 2004
	(amounts in thousands, except per share data)
Revenue
Product	$642,038	$488,719	$456,217
Service	79,222	84,078	65,947
Royalty and license	9,454	27,724	7,945

Total revenue	730,714	600,521	530,109

Cost of revenue
Product	371,114	280,447	249,072
Service	50,070	51,367	41,197

Total cost of revenue	421,184	331,814	290,269

Gross profit	309,530	268,707	239,840

Operating expenses
Research and development	90,604	77,661	67,715
Marketing, general and administrative	116,063	104,883	85,615
Restructuring	—	914	—

Total operating expenses	206,667	183,458	153,330

Operating income	102,863	85,249	86,510
Interest income	22,323	16,989	5,236
Interest expense	(809)	(641)	(959)
Other income (expense), net	918	2,765	(923)

Income before income taxes	125,295	104,362	89,864
Provision for income taxes	30,611	32,352	28,756

Net income	$94,684	$72,010	$61,108

Weighted average shares outstanding—basic	56,403	55,220	54,128
Weighted average shares outstanding—diluted	57,193	56,396	55,467
Net income per share—basic	$1.68	$1.30	$1.13
Net income per share—diluted	$1.66	$1.28	$1.10

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 29, 2006	September 30, 2005	October 1, 2004
	(amounts in thousands)
Cash flow from operating activities:
Net income	$94,684	$72,010	$61,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,971	12,805	12,992
Amortization of investment premiums	646	1,663	1,049
Deferred income taxes	(2,482)	(2,312)	1,089
Stock-based compensation	18,916	4,115	47
Tax benefit from stock-based compensation	10,825	9,915	14,946
Excess tax benefits from stock-based compensation	(4,529)	—	—
Changes in assets and liabilities:
Accounts receivable	(1,528)	(191)	(59,840)
Inventories	(11,827)	(34,616)	(48,434)
Other current assets	14,694	5,686	(2,373)
Accounts payable	12,595	(839)	11,572
Accrued expenses	(5,898)	6,929	6,940
Product warranty	1,227	763	915
Deferred revenue	1,829	(2,242)	30,812
Other	(1,511)	(694)	(296)

Net cash provided by operating activities	140,612	72,992	30,527

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,987)	(12,386)	(11,584)
Proceeds from sales and maturities of investments	345,897	145,030	27,083
Purchase of investments	(355,043)	(254,580)	(162,002)

Net cash used in investing activities	(21,133)	(121,936)	(146,503)

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of options and issuance of stock under the employee stock purchase plan	50,321	27,665	26,157
Excess tax benefits from stock-based compensation	4,529	—	—
Repurchase of common stock	(108,910)	—	—
Repayment of notes payable and long-term debt	(426)	(4,274)	(2,089)

Net cash (used in) provided by financing activities	(54,486)	23,391	24,068

Effects of exchange rates on cash	472	401	5

Net increase (decrease) in cash and cash equivalents	65,465	(25,152)	(91,903)
Cash and cash equivalents at beginning of period	193,426	218,578	310,481

Cash and cash equivalents at end of period	$258,891	$193,426	$218,578

Supplemental information to the cash flow:
Cash payments (receipts) for income taxes, net of refunds	$16,296	$14,509	$9,546
Cash payments for interest	$361	$427	$531
Non-cash transfers of engineering and demonstration tools from inventory to equipment, net	$5,607	$6,597	$7,124

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(shares and amounts in thousands)
Balance at October 3, 2003	52,467	$525	$290,268	$—	$183,212	$—	$(38)	$473,967
Components of comprehensive income:
Net income	—	—	—	—	61,108	—	—	61,108
Unrealized loss on investments	—	—	—	—	—	—	(119)	(119)
Unrealized gain on cash flow hedging instruments	—	—	—	—	—	—	1	1

Total compehensive income	—	—	—	—	—	—	—	60,990

Deferred compensation related to restricted shares	—	—	169	—	—	(169)	—	—
Amortization of stock-based compensation	—	—	—	—	—	20	—	20
Issuance of common stock through stock option and stock purchase plans, including income tax benefit of $14,946	2,147	21	41,082	—	—	—	—	41,103

Balance at October 1, 2004	54,614	546	331,519	—	244,320	(149)	(156)	576,080
Components of comprehensive income:
Net income	—	—	—	—	72,010	—	—	72,010
Unrealized loss on investments	—	—	—	—	—	—	(1,770)	(1,770)
Realized gain on cash flow hedging instruments reclassified to income	—	—	—	—	—	—	(869)	(869)
Unrealized gain on cash flow hedging instruments	—	—	—	—	—	—	2,082	2,082

Total compehensive income	—	—	—	—	—	—	—	71,453

Deferred compensation related to restricted shares	390	4	10,083	—	—	(10,087)	—	—
Amortization of stock-based compensation	—	—	—	—	—	870	—	870
Stock-based compensation expense	—	—	3,093	—	—	—	—	3,093
Issuance of common stock through stock option and stock purchase plans, including income tax benefit of $9,915	2,018	20	37,560	—	—	—	—	37,580

Balance at September 30, 2005	57,021	570	382,255	—	316,330	(9,366)	(713)	689,076
Components of comprehensive income:
Net income	—	—	—	—	94,684	—	—	94,684
Unrealized gain on investments	—	—	—	—	—	—	658	658
Realized gain on investments reclassified to income	—	—	—	—	—	—	(229)	(229)
Unrealized loss on cash flow hedging instruments	—	—	—	—	—	—	(815)	(815)

Total compehensive income	—	—	—	—	—	—	—	94,298

Deferred compensation adjustment	—	—	(9,366)	—	—	9,366	—	—
Acquistion of treasury shares	(3,748)	—	—	(108,910)	—	—	—	(108,910)
Stock-based compensation expense	—	—	18,916	—		—	—	18,916
Issuance of common stock under stock plans including, income tax benefit of $10,825	2,288	23	61,424	—	—	—	—	61,447

Balance at September 29, 2006	55,561	$593	$453,229	$(108,910)	$411,014	$—	$(1,099)	$754,827

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

Note 2.    Summary of Significant Accounting Policies

Fiscal Year

Varian Semiconductor’s fiscal year is a 52- to 53-week period that ends on the Friday nearest September 30. Fiscal year 2006 is comprised of a 52-week period ended on September 29, 2006. Fiscal year 2005 is comprised of a 52-week period ended on September 30, 2005. Fiscal year 2004 is comprised of a 52-week period ended on October 1, 2004.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes. These include a reclassification of certain items from current liabilities into long term related to product warranty and deferred revenue.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Evaluation Tools

Varian Semiconductor occasionally supplies evaluation tools to potential new customers, usually for a period of three months to one year. While the tool is at the customer’s semiconductor manufacturing factory (“fab”),

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Varian Semiconductor and the customer work closely together through complex processes to qualify the tool for that particular customer’s requirements. These qualification costs are included in marketing, general and administrative expenses in the period incurred. In addition, during the evaluation period, Varian Semiconductor generally reduces the carrying value of the evaluation tool ratably over a period of four years. This cost is recorded as a component of marketing, general and administrative expenses and the carrying value of the evaluation tool is included in inventory. Customer evaluations are often successful and upon fulfillment of all four revenue recognition criteria. Varian Semiconductor recognizes the revenue from the evaluation tool and remaining tool cost through revenue and cost of product revenue, respectively.

Stock-based Compensation

Effective October 1, 2005, Varian Semiconductor adopted the provisions of the Financial Accounting Standard Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123(R)”). (See Note 4 of Notes to Consolidated Financial Statements). Under SFAS No. 123(R), Varian Semiconductor is required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of SFAS 123(R), and for the unvested portion of all share-based payments previously granted that remain outstanding based on the grant date fair value, estimated in accordance with the original provisions of SFAS 123. The estimated fair value of Varian Semiconductor’s stock-based awards is expensed on a straight-line basis.

The choice of a valuation technique, and the approach utilized to develop the underlying assumptions for that technique, involve significant judgments. These judgments reflect management’s assessment of the most accurate method of valuing the stock options Varian Semiconductor issues, based on our historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. Varian Semiconductor’s judgments could change over time as additional information becomes available, or the facts underlying the assumptions change over time. Any change in judgments could have a material impact on Varian Semiconductor’s financial statements. Varian Semiconductor believes that these estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

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

Short-term investments consist primarily of certificates of deposit and corporate bonds with ratings AA or better. All short-term investments have been classified as available-for-sale and are carried at fair market value, which approximates cost, due to the short period of time to maturity and the relative risk of the investments. As of September 30, 2005, Varian Semiconductor had the intent and ability to liquidate any of its investments in order to meet its liquidity needs. Accordingly, those investments with contractual maturities greater than one year from the date of acquisition were classified as short-term. As of September 29, 2006, Varian Semiconductor had the ability but no longer the intent to liquidate certain investments in order to meet its liquidity needs for the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of acquisition have been classified as long-term.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventory and Purchase Order Commitments

Varian Semiconductor values its inventory at the lower of cost or market using the first-in, first-out method. On a quarterly basis, Varian Semiconductor assesses the realizability of all inventories to determine whether adjustments for impairment are required. The determination of lower of cost or market requires that Varian Semiconductor make significant assumptions about future demand for products and the transition to new product offerings from legacy products. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. Varian Semiconductor also provides for losses on those open purchase order commitments in which Varian Semiconductor’s estimated obligation to receive inventory under the commitments exceeds expected production demand. These assumptions include, but are not limited to, future manufacturing schedules, customer demand, supplier lead time and technological and market obsolescence. Once inventory is written down and a new cost basis has been established, it is not written back up if demand increases.

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

Goodwill and Other Long-Lived Assets

At September 29, 2006 and September 30, 2005, goodwill was $12.3 million. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized. Varian Semiconductor tests for the impairment of goodwill on an annual basis or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Varian Semiconductor tests for goodwill impairment at the entity level, as its subsidiaries do not constitute separate businesses and all possess similar economic characteristics. The test is performed by deducting the fair value of all assets and liabilities from the total estimated fair value to determine residual goodwill. As of September 29, 2006, Varian Semiconductor completed its annual goodwill impairment test and determined that no impairments existed.

Whenever events or changes in circumstances indicate that the carrying amounts of a long-lived asset may not be recoverable, Varian Semiconductor reviews these assets for impairment. If the future undiscounted cash flows are less than the carrying amount of that asset, an impairment exists. Varian Semiconductor recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Fair value is normally assessed using a discounted cash flow model.

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

All of Varian Semiconductor’s derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedges is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged. There were seven forward foreign exchange sell contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at September 29, 2006 totaling an equivalent notional value of $35.5 million. In addition, there were three forward foreign exchange purchase contracts in the amount of an equivalent notional value of $11.7 million offsetting three of the seven forward sell contracts.

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

Concentration of Risk

Financial instruments that potentially expose Varian Semiconductor to concentrations of credit risk consist principally of trade accounts receivable, cash investments and forward foreign exchange contracts. In recent fiscal years, Varian Semiconductor has sold over half of its systems to its ten largest customers, and its trade accounts receivable is primarily comprised of these respective customers. However, the concentration of credit risk is limited as the customer base is dispersed among many geographic regions and is comprised primarily of large multi-national companies. Varian Semiconductor performs ongoing credit evaluations and generally does not require collateral from its customers. As of September 29, 2006, two customers accounted for 15% and 11% of the total accounts receivable balance. As of September 30, 2005, two customers accounted for 16% and 9% of the total accounts receivable balance

In fiscal year 2006, revenue from three customers accounted for 11%, 10% and 10% of Varian Semiconductor’s total revenue. In fiscal year 2005, revenue from two customers accounted for 20% and 14% of Varian Semiconductor’s total revenue. In fiscal year 2004, revenue from two customers accounted for 14% and 10% of Varian Semiconductor’s total revenue.

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at September 29, 2006 and September 30, 2005 were $234.1 million and $182.1 million, respectively. Cash and cash equivalents are invested with multiple financial institutions. Investments consist primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings AA or better. All investments have been classified as available-for-sale and are carried at fair market value due to the short period of time to maturity and the relative risk of the investments. Varian Semiconductor manages its cash equivalents and investments as a single portfolio of highly marketable securities that is intended to be available to meet Varian Semiconductor’s current cash requirements. Varian Semiconductor also places forward foreign exchange contracts with investment grade financial institutions in order to minimize currency risk exposure.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation will be effective for Varian Semiconductor for its fiscal year 2008. Varian Semiconductor is in the process of evaluating whether the adoption of this interpretation will have a material impact on its financial statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which expresses the staff’s views regarding the process of quantifying financial statement misstatements. This SAB requires companies to consider current and prior year errors and effects on all financial statements when evaluating the materiality of any misstatement. It will be effective for Varian Semiconductor’s fiscal year 2007. Varian Semiconductor does not believe the adoption of SAB 108 will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement will be effective for Varian Semiconductor’s fiscal year 2009. Varian Semiconductor is in the process of evaluating the impact of this statement on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires employers that sponsor defined benefit plans to recognize the funded status of a benefit plan on its balance sheet; recognize gains, losses and prior service costs or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of other comprehensive income, net of tax; measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Most provisions of statement will be effective for Varian Semiconductor for its fiscal year 2007, except for the requirement to measure benefits and obligations as of the employers fiscal year end, which will be effective for Varian Semiconductor’s fiscal year 2009. Varian Semiconductor is in the process of evaluating whether the adoption of this statement will have a material impact on its financial statements.

Note 3.     Stock Split

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

Stockholders’ equity as of October 3, 2003, October 1, 2004, September 30, 2005 and September 29, 2006 reflects the stock split by reclassifying from “Capital in excess of par value” to “Common stock” an amount equal to the par value of the additional shares arising from the stock split.

Note 4.    Stock-Based Compensation

Effective October 1, 2005, Varian Semiconductor adopted on a modified prospective basis the provisions of SFAS No. 123(R), and related guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock awards and employee stock purchases related to Varian Semiconductor’s Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. Accordingly, stock-based compensation cost is measured

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the employee’s requisite service period.

Varian Semiconductor adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of Varian Semiconductor’s fiscal year 2006. Under this transition method, stock-based compensation expense recognized during the fiscal year ended September 29, 2006 includes: (a) ESPP awards with the offering period commencing on July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) stock options and restricted stock awards granted prior to, but not yet vested as of September 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (c) stock options, restricted stock and ESPP awards granted, subsequent to September 30, 2005, based on the grant-date fair value, in accordance with the provisions of SFAS No. 123(R). Under the modified prospective transition method, results for prior periods are not restated.

The estimated fair value of Varian Semiconductor’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The effect of recording stock-based compensation for the fiscal year ended September 29, 2006 was as follows:

Fiscal Year Ended September 29, 2006
(Amounts in thousands except per share amounts)
Stock-based compensation expense by type of award:
Stock options	$11,858
Restricted stock	6,169
Employee Stock Purchase Plan	977
Less: Amounts capitalized as inventory	(88)

Total stock-based compensation	18,916
Less: Tax effect on stock-based compensation	(6,053)

Effect on net income	$12,863

Effect on earnings per share
Basic	$0.23
Diluted	$0.22
Effect of stock-based compensation on income by line item:
Cost of product revenue	$1,112
Cost of service revenue	938
Research and development expense	3,673
Marketing, general and administrative expense	13,193
Provision for income taxes	(6,053)

Total cost related to stock-based compensation	$12,863

Varian Semiconductor estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. Varian Semiconductor has determined that a blended volatility, using Varian Semiconductor’s historical and implied volatility measures and a peer group implied volatility, will best reflect expected volatility over the expected term of the option. Varian Semiconductor believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculating the fair values of Varian Semiconductor’s stock options granted during fiscal year 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of Varian Semiconductor’s stock-based awards granted during the fiscal year ended September 29, 2006 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Year Ended September 29, 2006
	Options	ESPP
Expected life (in years)	4.1	0.5
Expected volatility	38.8%	37.9%
Risk-free interest rate	4.8%	4.8%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$12.92	$8.34

Prior to the adoption of SFAS No. 123(R)

Prior to October 1, 2005, Varian Semiconductor accounted for its stock plans under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25” and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Stock-based compensation expense related to restricted stock granted at no cost to the employees were reflected in net income.

The pro-forma information for the fiscal years ended September 30, 2005 and October 1, 2004 was as follows:

	Fiscal Year
	2005	2004
	(amounts in thousands, except per share amounts)
Net income as reported	$72,010	$61,108
Add: Compensation expense included in net income, net of related tax benefit	2,864	32
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax benefit	(14,048)	(10,297)

Pro forma net income	$60,826	$50,843

Net income per share:
Basic, pro forma	$1.10	$0.94
Basic, as reported	$1.31	$1.13
Diluted, pro forma	$1.07	$0.91
Diluted, as reported	$1.28	$1.10

The $14.0 million in pro-forma stock-based compensation for the fiscal year ended September 30, 2005 included $2.1 million resulting from the amendment to the definition of retirement in the Omnibus Stock Plan by Varian Semiconductor’s Board of Directors on October 5, 2004 and the Retirement Agreement entered into on December 8, 2004 (see Note 20. Retirement Plans).

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of Varian Semiconductor’s stock-based awards granted during the fiscal years ended September 30, 2005 and October 1, 2004 was estimated using the following weighted-average assumptions:

	Fiscal Year Ended September 30, 2005		Fiscal Year Ended October 1, 2004
	Options	ESPP	Options	ESPP
Expected life (in years)	4.0	0.5	3.5	0.5
Expected volatility	55.5%	40.7%	71.7%	51.3%
Risk-free interest rate	3.8%	2.6%	3.0%	1.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average grant date fair value	$10.91	$6.63	$12.05	$6.67

Stock Incentive Plan

The 2006 Stock Incentive Plan (“the Plan”), which replaced the Amended and Restated Omnibus Stock Plan upon shareholder approval on February 9, 2006, provides for up to 8,250,000 shares of Varian Semiconductor’s common stock for the grant of non-qualified share-based awards to eligible employees, consultants and non-employee directors of Varian Semiconductor. As of September 29, 2006, there were a total of 7,179,474 shares reserved for future issuance under the Plan.

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

The following table summarizes the stock option activity as of and for the fiscal year ended September 29, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at September 30, 2005	6,625,004	$22.14
Granted	412,916	34.64
Exercised	(2,377,708)	19.91
Forfeited/expired/cancelled	(113,357)	27.87

Outstanding at September 29, 2006	4,546,855	24.29	5.0	$56,577

Exercisable at September 29, 2006	2,817,686	$23.26	4.4	$38,049

As of September 29, 2006, the unrecognized compensation cost related to unvested stock options was $18.9 million before estimated forfeitures. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 2.5 years.

The total intrinsic value of options exercised during the fiscal year ended September 29, 2006 was $32.9 million, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of these options was $47.3 million. The actual tax

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefit realized for the tax deductions from option exercises totaled $11.6 million for the year ended September 29, 2006.

The following table summarizes significant ranges of outstanding and exercisable options as of September 29, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(In years)
$6.57 - $18.42	968,921	3.8	$14.47	$21,539,931	895,188	$14.22	$20,124,166
$18.43 - $23.46	1,071,526	4.8	$22.64	$15,065,957	615,895	$22.61	$8,678,956
$23.47 - $23.57	1,008,242	6.2	$23.55	$13,262,091	354,752	$23.55	$4,665,738
$23.58 - $35.09	1,163,500	4.6	$31.20	$6,402,694	911,051	$31.67	$4,579,738
$35.10 - $36.70	294,616	6.9	$35.66	$306,018	750	$36.17	$398
$36.71 - $46.00	40,050	3.7	$40.83	$—	40,050	$40.83	$—

	4,546,855	5.0	$24.29	$56,576,691	2,817,686	$23.26	$38,048,996

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on Varian Semiconductor’s closing stock price of $36.70 as of September 29, 2006, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 29, 2006 was 2.8 million.

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

During the fiscal year ended September 29, 2006, Varian Semiconductor awarded a total of 10,284 restricted stock units which vested upon grant.

The following table summarizes the restricted common stock activity as of and for the fiscal year ended September 29, 2006:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at September 30, 2005	386,773	$26.31
Granted	501,833	32.04
Vested	(169,469)	26.61
Forfeited/expired/cancelled	(7,297)	29.66

Unvested at September 29, 2006	711,840	30.25

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 29, 2006, the unrecognized compensation cost related to unvested restricted stock was $19.4 million before estimated forfeitures. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 3.3 years. The total fair value of restricted stock grants that vested during the fiscal year was $5.1 million.

Employee Stock Purchase Plan

Employees of Varian Semiconductor who elect to participate in the ESPP are able to purchase common stock at the lower of 85% of the fair market value of Varian Semiconductor’s common stock on the first or last day of the applicable offering period. Typically, each offering period lasts six months. The ESPP permits an enrolled employee to have withheld from his or her salary an amount between 1% and 10% of compensation, which is used to purchase shares of common stock and is intended to meet the requirements of Section 423 of the Internal Revenue Code. The first offering period commenced on July 1, 2002. As of September 29, 2006, there were a total of 796,938 shares of common stock reserved for issuance under the ESPP.

Note 5.    Cash, Cash Equivalents and Investments

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at September 29, 2006 and September 30, 2005 were $234.1 million and $182.1 million, respectively.

Investments consist primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings AA or better. All investments have been classified as available-for-sale and are carried at fair market value due to the short period of time to maturity and the relative risk of the investments. As of September 30, 2005, Varian Semiconductor had the intent and ability to liquidate any of its investments in order to meet its liquidity needs. Accordingly, those investments with contractual maturities greater than one year from the date of acquisition were classified as short-term. As of September 29, 2006, Varian Semiconductor had the ability but no longer the intent to liquidate certain investments in order to meet its liquidity needs for the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of acquisition have been classified as long-term.

As of September 29 2006, a net unrealized loss on investments of $1.5 million was recorded as accumulated other comprehensive loss. As of September 30 2005, a net unrealized loss on investments of $1.9 million was recorded as accumulated other comprehensive loss. As of October 1, 2004, a net unrealized loss on short-term investments of $0.2 million was recorded as accumulated other comprehensive loss.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Varian Semiconductor has determined that the unrealized losses at September 29, 2006, as aggregated by security type in the table below, are temporary. This assessment is based upon the nature of the investments and the causes of the unrealized losses. The investments are in corporate and US Treasury and agency bonds, as stated in the investment policy. The unrealized losses relate to the decline in fair values due to differences between the securities’ interest rates at acquisition and current interest rates.

	In Loss Position for Less than 12 Months		In Loss Position for 12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Amounts in thousands)
U.S. Treasury and agency securities	$31,056	$(76)	$64,662	$(780)	$95,718	$(856)
Corporate bonds	75,348	(224)	47,400	(572)	122,748	(796)

	$106,404	$(300)	$112,062	$(1,352)	$218,466	$(1,652)

Investments by security type at September 29, 2006 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Bank certificates of deposit	$24,319	$—	$—	$24,319
U.S. Treasury and agency securities	110,326	34	(856)	109,504
Corporate bonds	157,440	120	(796)	156,764

	$292,085	$154	$(1,652)	$290,587

Investments by security type at September 30, 2005 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(amounts in thousands)
Bank certificates of deposit	$24,343	$—	$—	$24,343
U.S. Treasury and agency securities	132,174	1,651	(2,963)	130,862
Corporate bonds	126,056	127	(742)	125,441

	$282,573	$1,778	$(3,705)	$280,646

The investment maturities are as follows:

	Estimated Fair Value
	September 29, 2006	September 30, 2005
	(amounts in thousands)
Maturing within 1 year	$154,810	$163,228
Maturing between 1 year and 5 years	135,777	117,418

Total	$290,587	$280,646

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Accounts Receivable

Accounts receivable consist of the following:

	September 29, 2006	September 30, 2005
	(amounts in thousands)
Billed receivables	$126,900	$124,504
Allowance for doubtful accounts	(908)	(892)

Accounts receivable, net	$125,992	$123,612

Less than $0.1 million and $0.5 million of trade accounts receivable were collected in fiscal years 2006 and 2005, respectively, that were previously included in the allowance for doubtful accounts.

Note 7.    Inventories

The components of inventories are as follows:

	September 29, 2006	September 30, 2005
	(amounts in thousands)
Raw materials and parts	$65,599	$55,789
Work in process	36,224	21,102
Finished goods	32,106	50,483

Total inventories	$133,929	$127,374

During fiscal years 2006 and 2005, gross margin and pre-tax income was favorably impacted by $1.7 million and $1.7 million, respectively, due to the sale of certain inventory for which the carrying value had been reduced in previous periods.

Note 8.    Property, Plant and Equipment

The components of property, plant, and equipment are as follows:

	Useful Life	September 29, 2006	September 30, 2005
	(in years)	(amounts in thousands)
Land and land improvement	—	$5,867	$5,297
Buildings	20	51,375	48,126
Machinery and equipment	2-7	102,901	97,258
Construction in progress	—	5,381	1,665

		165,524	152,346
Accumulated depreciation		(103,275)	(93,911)

Property, plant and equipment, net		$62,249	$58,435

Depreciation expense was $13.0 million, $12.8 million and $13.0 million for fiscal years 2006, 2005 and 2004, respectively. There were no capital leases as of September 29, 2006 or September 30, 2005.

During fiscal year 2006, Varian Semiconductor recognized a gain on the sale of certain non-operating real estate of $0.6 million. This gain was included in other income.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Notes Payable

As of September 29, 2006 and September 30, 2005, Varian Semiconductor’s subsidiary in Japan had two credit facilities available with two different financial institutions. At September 29, 2006, maximum available borrowings under each of the two facilities were as follows: Yen 1,000,000,000 ($8.5 million) and Yen 500,000,000 ($4.3 million). The loans are not collateralized and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. The interest rate for the Yen 1,000,000,000 credit facility is based on the short-term prime rate (approximately 1.675% at September 29, 2006 and 1.375% at September 30, 2005). The interest rate for the Yen 500,000,000 facility is the 3-month Tokyo interbank offered rate (TIBOR) + 1.00% (approximately 1.44% at September 29, 2006). There were no outstanding borrowings under either facility at September 29, 2006 or September 30, 2005.

Varian Semiconductor also has borrowing capacity in Europe and Taiwan. Varian Semiconductor’s subsidiary in Europe maintains a credit facility that includes overdraft protection of Euro 2.5 million which at September 29, 2006 translated to $3.2 million. Interest accrues at the Euro base rate + 1.5% and was approximately 5.25% at September 29, 2006. Varian Semiconductor’s subsidiary in Taiwan maintains a credit facility of $1.0 million. Any outstanding borrowings under the Taiwan facility accrue interest at the local base rate + 2.0% plus taxes, which was approximately 7.7% at September 29, 2006, and are payable on demand. Neither credit facility is collateralized nor do they contain any restrictive covenants, although each facility is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of September 29, 2006 or September 30, 2005 under either facility.

Note 10.    Accrued Expenses

The components of accrued expenses are as follows:

	September 29, 2006	September 30, 2005
	(amounts in thousands)
Income taxes payable	$12,414	$19,300
Accrued incentive	11,887	12,519
Accrued employee benefits	10,029	8,975
Accrued payroll	5,408	4,323
Accrued retirement benefits	7,494	5,890
Other	6,838	8,273

Total accrued expenses	$54,070	$59,280

Note 11.    Restructurings

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2005, Varian Semiconductor recognized approximately $0.9 million in restructuring costs. The restructuring costs related to reductions in headcount and facilities in Europe. The restructuring reserve balance of $0.2 million as of September 30, 2005, was paid during fiscal year 2006.

Varian Semiconductor recognized no additional restructuring costs during fiscal year 2006.

Note 12.    Product Warranties

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

Product warranty activity for fiscal years 2005 and 2006 was as follows:

Liability
(amounts in thousands)
Balance as of October 1, 2004	7,841
Accruals for warranties issued during the period	10,323
Increase to pre-existing warranties	692
Settlements made during the period	(10,271)

Balance as of September 30, 2005	$8,585
Accruals for warranties issued during the period	12,938
Decrease to pre-existing warranties	(418)
Settlements made during the period	(11,292)

Balance as of September 29, 2006	$9,813

Current portion of product warranty	8,934
Long-term portion of product warranty	879

Total warranty liability	$9,813

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Deferred Revenue

The components of deferred revenue are as follows:

	September 29, 2006	September 30, 2005
	(amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$31,270	$31,752
Extended warranties	11,351	10,509
Maintenance and service contracts	6,092	8,488
Other deferred revenue	5,880	1,369

Total deferred revenue	$54,593	$52,118

Current portion of deferred revenue	$49,840	$46,958
Long-term portion of deferred revenue	4,753	5,160

Total deferred revenue	$54,593	$52,118

Note 14.    Long-Term Accrued Expenses and Other Long-Term Liabilities

Long-term accrued expenses are comprised of accruals for post-employment liabilities, environmental and other costs not expected to be expended within the next year. The current portion is recorded within accrued expenses.

Note 15.    Long-term Debt

In February 2003, Varian Semiconductor purchased its previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. Prepayment would require Varian Semiconductor to pay a prepayment penalty equal to the greater of two percent of the outstanding principal balance or the excess of the present value of all future loan payments over the outstanding principal balance of the loan. The $3.7 million carrying amount of the loan had an estimated fair value of $3.9 million at September 29, 2006. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and Varian Semiconductor’s financial condition at September 29, 2006.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The loan payments are as follows:

Fiscal Year	Annual Loan Payments
(amounts in thousands)
2007	$785
2008	785
2009	785
2010	785
2011	785
Thereafter	981

Total loan payments	4,906
Less: Amount representing interest	(1,170)

Total principal	3,736
Current portion of long-term debt	(466)

Long-term debt	$3,270

As of September 29, 2006, Varian Semiconductor also has a standby letter of credit outstanding for $1.9 million as a guarantee for the debt on this facility.

Note 16.    Forward Exchange Contracts

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

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange loss for the fiscal years ended 2006, 2005 and 2004 were $146,000, $46,000 and $126,000, respectively.

Forward exchange contracts outstanding are summarized as follows (dollars in thousands):

	September 29, 2006			September 30, 2005
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Japanese Yen	$4,133	117.60	$4,132	$—	—	$—
Korean Won	2,251	947.68	2,254	8,839	1,034.63	8,699
New Taiwan Dollar	2,227	32.83	2,215	638	32.60	625
Singapore Dollar	1,239	1.57	1,224	—	—	—
Israeli Shekel	51	4.30	51	—	—	—
Euro	—	—	—	1,002	0.80	967

Total foreign currency purchase contracts	$9,901		$9,876	$10,479		$10,291

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 29, 2006			September 30, 2005
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency sell contracts:
Japanese Yen	$10,265	117.72	$10,272	$21,268	110.89	$20,868
Korean Won	3,232	961.90	3,286	10,637	1,051.30	10,417
Euro	205	0.78	203	89	0.83	89
Israeli Shekel	203	4.37	206	860	4.50	840
British Pound	78	0.53	77	395	0.55	381
New Taiwan Dollar	61	32.91	61	410	33.21	409

Total foreign currency sell contracts	$14,044		$14,105	$33,659		$33,004

Total contracts	$23,945		$23,981	$44,138		$43,295

Varian Semiconductor uses derivative instruments to protect its foreign operations from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor hedges its current exposures and a portion of its anticipated foreign currency exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales are primarily denominated in the U.S. dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of operations. There was an immaterial amount of ineffectiveness recognized during the fiscal years ended September 29, 2006 and September 30, 2005. There were seven forward foreign exchange sell contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at September 29, 2006 totaling an equivalent of $35.5 million. In addition, there were three forward foreign exchange purchase contracts totaling an equivalent of $11.7 million offsetting the seven forward sell contracts.

There were approximately $0.7 million of net unrealized gains on these forward Yen contracts as of September 29, 2006. There were approximately $1.2 million of net unrealized gains on these forward Yen contracts as of September 30, 2005. The fair value of forward exchange contracts generally reflects the estimated amounts that Varian Semiconductor would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of Varian Semiconductor’s exposure.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Income Taxes

Provision for income taxes:

	Fiscal Year Ended
	September 29, 2006	September 30, 2005	October 1, 2004
	(amounts in thousands)
Current
U.S. Federal	$22,234	$27,875	$21,519
State	753	789	200
Foreign	10,106	6,000	5,948

Total current	33,093	34,664	27,667

Deferred
U.S. Federal	(2,473)	(1,956)	1,377
State	(71)	(56)	(56)
Foreign	62	(300)	(232)

Total deferred	(2,482)	(2,312)	1,089

Provision for income taxes	$30,611	$32,352	$28,756

Total pre-tax income consists of the following:

	Fiscal Year Ended
	September 29, 2006	September 30, 2005	October 1, 2004
	(amounts in thousands)
U.S.	$91,870	$90,552	$75,770
Foreign	33,425	13,810	14,094

Total	$125,295	$104,362	$89,864

The effective tax rate on income before taxes differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Year Ended
	September 29, 2006	September 30, 2005	October 1, 2004
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net	0.4	0.5	0.1
Tax reserve release	(7.2)	—	—
Extraterritorial income exclusion	(2.4)	(2.5)	(2.3)
Research and development tax credits	(0.5)	(2.5)	(1.2)
Foreign tax differential and net U.S. tax on foreign income	(1.1)	(0.2)	(0.1)
Domestic production deduction	(0.6)	—	—
Other	0.8	0.7	0.5

Effective tax rate	24.4%	31.0%	32.0%

Varian Semiconductor has not provided for possible U.S. taxes on the undistributed income of foreign subsidiaries, as it is Varian Semiconductor’s policy to indefinitely reinvest these earnings in non-U.S. operations.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

However, Varian Semiconductor may decide to repatriate a portion of these earnings to the extent that it does not incur an additional U.S. tax liability. At September 29, 2006, September 30, 2005 and October 1, 2004, such undistributed foreign income was approximately $35.2 million, $20.7 million and $18.4 million, respectively. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The components of the deferred tax assets and liabilities were as follows:

	September 29, 2006	September 30, 2005
	(amounts in thousands)
Deferred tax assets:
Inventory	$16,684	$18,599
Product warranty	2,874	2,983
Deferred revenue	3,561	4,286
Accrued vacation and other compensation	4,561	4,005
Allowance for doubtful accounts	307	303
State tax credit carryforwards	9,050	8,591
Stock compensation	3,533	—
Other	72	689

Total deferred tax assets	40,642	39,456
Less: Valuation allowance	(9,050)	(8,591)

Total net deferred tax assets	31,592	30,865

Deferred tax liabilities:
Property, plant and equipment	(2,837)	(4,977)
Other	(885)	(500)

Total deferred tax liabilities	(3,722)	(5,477)

Net deferred tax asset	$27,870	$25,388

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax assets include state tax credit carryforwards of $13.9 million, $13.2 million and $11.3 million at September 29, 2006, September 30, 2005, and October 1, 2004, respectively. These credits begin to expire in fiscal year 2007.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service (“IRS”). The IRS has conducted an examination for the tax years 1999 through 2003 as part of its routine examinations of Varian Semiconductor’s income tax returns. The IRS completed fieldwork for this examination of Varian Semiconductor in the fourth quarter of fiscal year 2005, and submitted to the Congressional Joint Committee on Taxation (“Joint Committee”) for final approval. Varian Semiconductor was notified of Joint Committee approval in the first quarter of fiscal year 2006. In the first quarter of fiscal year 2006, Varian Semiconductor recognized a discrete tax benefit of $9.0 million related to the favorable conclusion of this multi-year examination. Additionally, Varian Semiconductor reduced other current assets by $11.2 million upon the receipt of an $11.2 million refund from the IRS. Included in interest income for fiscal year 2006 is $1.6 million of interest income related to the final resolution of the audit.

In fiscal years 2006, 2005 and 2004, tax deductions associated with certain exercises of stock options, activity related to Varian Semiconductor’s ESPP and vesting of certain restricted stock shares resulted in a tax benefit recorded to capital in excess of par value of $10.8 million, $9.9 million and $14.9 million, respectively. Varian Semiconductor has elected to account for the indirect benefits of stock-based compensation on the research tax credit, extraterritorial income deduction, and qualified production deduction through the income statement rather than through paid-in-capital.

Note 18.    Computation of Net Income Per Share

Basic net income per share is calculated based on net income and the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per share includes additional dilution from stock issuable pursuant to the exercise of stock options outstanding and unvested restricted stock. Options to purchase common shares with exercise prices that exceeded the market value of the underlying common stock are excluded from the computation of diluted earnings per share. For purposes of the diluted net income per share calculation, the additional shares issuable upon exercise of stock options are determined using the treasury stock method which, as required by SFAS No. 123(R), includes as assumed proceeds share-based compensation expense and the tax effect of such compensation.

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Fiscal Year
	2006	2005	2004
	(amounts in thousands, except per share data)
Numerator
Net Income	$94,684	$72,010	$61,108

Denominator
Denominator for basic income per share:
Weighted average shares outstanding	56,403	55,220	54,128
Effect of dilutive securities:
Stock options and restricted common stock	790	1,176	1,340

Denominator for diluted net income per share	57,193	56,396	55,467

Net income per share—basic	$1.68	$1.30	$1.13
Net income per share—diluted	$1.66	$1.28	$1.10

Share amounts used to compute net income per share prior to February 28, 2006 have been adjusted to reflect the three-for-two stock split effected on that day. Please refer to Note 3.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For fiscal years 2006, 2005 and 2004, 1.3 million, 1.4 million and 1.2 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share.

Note 19.    Share Repurchase Plan

On October 22, 2004, Varian Semiconductor’s Board of Directors authorized the repurchase, from time to time, of up to $100 million of Varian Semiconductor’s common stock on the open market. The first purchases under this plan were made during the first quarter of fiscal year 2006. On August 1, 2006, the Board of Directors of Varian Semiconductor amended the share repurchase program to increase the amount of funds that may be expended in repurchasing Varian Semiconductor’s common stock from $100 million to $200 million. The program does not have a fixed expiration date.

Share repurchases under the program during fiscal year 2006 were as follows:

	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available for Repurchase
	(Amounts in thousands, except share and per share amounts)
As of September 30, 2005				$100,000
Quarter ending December 30, 2005	796,273	$20,056	$25.17	$79,960
Quarter ending March 31, 2006	—	—	—	$79,960
Quarter ending June 30, 2006	1,123,915	33,777	30.02	$46,217
Additional authorization of $100 million—August 1, 2006	—	—	—	$146,217
Quarter ending September 29, 2006	1,827,367	55,077	30.11	$91,140

Total	3,747,555	$108,910	$29.03

In addition to the repurchases made during fiscal year 2006, Varian Semiconductor has repurchased 683,504 shares at total cost of $26.5 million between September 29, 2006 and December 1, 2006, the latest practicable date prior to the filing date of this annual report on Form 10-K.

Note 20.    Retirement Plans

Varian Semiconductor has a defined contribution retirement plan covering substantially all of its U.S. employees. Varian Semiconductor’s major obligation is to contribute an amount based on a percentage of each participant’s base pay. Participants are entitled, upon termination or retirement, to their portion of the retirement fund assets, which are held by a third-party custodian. In fiscal years 2006, 2005 and 2004, Varian Semiconductor’s retirement benefit expense was $5.9 million, $6.2 million and $4.6 million, respectively. These expenses consist of Varian Semiconductor’s defined contribution retirement plan as well as amounts paid to Varian Medical Systems, Inc. (“VMS”) in reimbursement of shared retirement costs.

Effective April 2, 1999, Varian Semiconductor assumed responsibility for all of the retirement plans for active employees of Varian Semiconductor; the responsibility for all others, principally retirees of Varian Associates, Inc. (“VAI”), remained with VAI and, subsequently, VMS. Liabilities for post-employment and post-retirement benefits of $4.3 million and $4.2 million have been included in the consolidated financial statements as of September 29, 2006 and September 30, 2005, respectively.

On October 5, 2004, Varian Semiconductor’s Board of Directors amended the definition of retirement to mean (i) for non-employee directors, the voluntary cessation of service as a director after completion of at least three

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 21.    Lease Commitments

Varian Semiconductor leases various types of warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements that expire at various dates. Future minimum lease payments under operating leases are as follows:

Fiscal Year	Operating Leases
(amounts in thousands)
2007	$1,456
2008	409
2009	69
2010	29
2011	1

Total minimum lease payments	$1,964

Rental expense for fiscal years 2006, 2005 and 2004, was $2.3 million, $2.2 million and $2.1 million, respectively.

Note 22.     Commitments, Contingencies and Guarantees

Varian Semiconductor is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation would not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Varian Semiconductor.

As permitted under Delaware law, Varian Semiconductor has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at the request of Varian Semiconductor. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited; however, Varian Semiconductor has a Director and Officer insurance policy that limits its exposure and enables Varian Semiconductor to recover a portion of any future amounts paid. As a result of Varian Semiconductor’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of September 29, 2006.

Varian Semiconductor enters into indemnification agreements in the normal course of business. Pursuant to these agreements, Varian Semiconductor indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Varian Semiconductor customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to Varian Semiconductor products. The term of these indemnification agreements is generally

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

perpetual any time after execution of the agreement. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited. Management believes the estimated fair value of these agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of September 29, 2006.

Varian Semiconductor also indemnifies certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Varian Semiconductor’s products and services or resulting from the acts or omissions of Varian Semiconductor, its employees, officers, authorized agents or subcontractors. Varian Semiconductor has general and umbrella insurance policies that limit its exposure under these indemnification obligations and guarantees. As a result of Varian Semiconductor’s insurance policy coverage, Varian Semiconductor believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of September 29, 2006.

Prior to the spin-off of Varian Semiconductor from VAI, Varian Semiconductor’s business was operated as the Semiconductor Equipment Business (“SEB”) of VAI. On April 2, 1999, VAI contributed its SEB to Varian Semiconductor, its Instruments Business (“IB”) to Varian, Inc. (“VI”), and changed its name to VMS. In connection with the spin-off from VAI, Varian Semiconductor, VMS and VI entered into certain agreements which include a Distribution Agreement, an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, and a Transition Services Agreement (collectively, the “Distribution Related Agreements”) whereby Varian Semiconductor agreed to indemnify VMS and VI for any costs, liabilities or expenses relating to Varian Semiconductor’s legal proceedings. Under the Distribution Related Agreements, Varian Semiconductor has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS. Varian Semiconductor believes the estimated fair value of the indemnification agreements is minimal, except as already recorded on the financial statements.

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

Varian Semiconductor also enters into purchase order commitments in the normal course of business. As of September 29, 2006, Varian Semiconductor had approximately $78.7 million of purchase order commitments with various suppliers.

Environmental Remediation

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these environmental investigation and remediation costs, as adjusted for any insurance proceeds and tax benefits expected to be realized upon payment of these costs.

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.2 million in estimated environmental investigation and remediation costs for these sites and facilities as of September 29, 2006 and $1.3 million as of September 30, 2005. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.2 million as of September 29, 2006 and $4.5 million as of September 30, 2005, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.2 million as of September 29, 2006 and $1.3 million as of September 30, 2005 previously described.

As of September 29, 2006, Varian Semiconductor’s environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, is calculated as follows:

Year	Recurring Costs	Non-recurring Costs	Total Anticipated Future Costs
	(amounts in millions)
2007	$0.2	$0.4	$0.6
2008	0.2	0.4	0.6
2009	0.2	0.2	0.4
2010	0.2	0.2	0.4
2011	0.3	0.2	0.5
Thereafter	4.1	0.9	5.0

Total costs	$5.2	$2.3	7.5

Less Imputed interest			2.1

Environmental liability			$5.4

The current portion of the reserve is $0.6 million. The long-term portion of the reserve is $4.8 million, which is included in long-term accrued expenses.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Legal Proceedings

Varian Semiconductor is currently the plaintiff in several legal disputes related to employment and contract matters. While Varian Semiconductor believes favorable judgments will be rendered with respect to such claims, the timing and amount, if any, of these judgments is uncertain.

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

Note 23.    Settlements and License Agreements

Pursuant to a settlement agreement dated March 7, 2006 between Varian Semiconductor and Nissin Ion Equipment Co., Ltd., a patent infringement litigation asserted by Varian Semiconductor against Nissin Ion was settled in the Western District of Texas without any admission of infringement or payment by Nissin Ion. This case was closed by the Court on March 20, 2006.

During fiscal year 2002, Varian Semiconductor and Lam Research Corporation, (“Lam”), came to an agreement on patent infringement litigation claims. As part of the agreement, Varian Semiconductor granted a license to Lam for certain patents. In return, Varian Semiconductor received a warrant to purchase 2 million shares of Lam common stock at $21.30 per share and $20.0 million. The warrant was valued at $22.8 million and was recognized as revenue in fiscal year 2002. The $20.0 million cash was paid in installments with $5.0 million paid immediately in exchange for prior use of the patents and the remaining $15.0 million in 12 quarterly payments of $1.25 million through the first quarter of fiscal year 2005 in exchange for future use of the patents.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The royalty-bearing license agreements produced approximately $9.5 million in royalties in fiscal year 2006, $26.9 million in royalties in fiscal year 2005 and $7.9 million in fiscal year 2004. The last of the principal patents covered by these licenses will expire on July 9, 2007.

Note 24.    Other Transactions with Affiliates

Varian Semiconductor, VMS and VI entered into the Distribution Related Agreements for purposes of providing an orderly transition and to define certain ongoing relationships between and among Varian Semiconductor, VMS and VI after the spin-off.

The Distribution Related Agreements provide that, from and after the spin-off, VMS, VI and Varian Semiconductor indemnify each other and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities, including certain environmental and legal liabilities. All shared liabilities are managed and administered by VMS and expenses and losses, net of proceeds and other receivables, are borne one-third each by VMS, VI and Varian Semiconductor. The Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities, including accounts payable, accrued payroll and pension liabilities, in accordance with their terms. During fiscal years 2006, 2005 and 2004, Varian Semiconductor was charged $1.4 million, $1.2 million and $1.6 million, respectively, by VMS in settlement of these obligations. Varian Semiconductor’s accounts payable balance due to VMS at September 29, 2006 was $0.1 million. Varian Semiconductor’s accounts payable balance due to VMS at September 30, 2005 was $0.1 million.

Note 25.    Components of Accumulated Other Comprehensive Loss

	September 29, 2006	September 30, 2005
	(amounts in thousands)
Accumulated unrealized loss on investments	$(1,498)	$(1,927)
Accumulated unrealized gain on cash flow hedging instruments	399	1,214

Accumulated other comprehensive loss	$(1,099)	$(713)

Note 26.    Operating Segments and Geographic Information

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

Revenue from Varian Semiconductor’s ten largest customers, in fiscal years 2006, 2005 and 2004, accounted for approximately 63%, 66% and 60% of total revenue, respectively, including the non-recurring royalties in fiscal year 2005 of $18.9 million received from Applied Materials. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In fiscal year 2006, revenue from three customers accounted for 11%, 10% and 10%, respectively, of Varian Semiconductor’s total revenue. In fiscal year 2005, revenue from two customers

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounted for 20% and 14% of Varian Semiconductor’s total revenue. In fiscal year 2004, revenue from two customers accounted for 14% and 10% of Varian Semiconductor’s total revenue.

Sales to Asia Pacific accounted for 67%, 68% and 68% of revenues in fiscal years 2006, 2005 and 2004, respectively. North American sales accounted for 22%, 22% and 20% of Varian Semiconductor’s total revenues in fiscal years 2006, 2005 and 2004, respectively. European sales accounted for 11%, 10% and 12% of Varian Semiconductor’s total revenues in fiscal years 2006, 2005 and 2004, respectively.

The following table summarizes revenue based on final destination and long-lived assets by geography:

	North America	Europe	Japan	Taiwan	Korea	Other	Consolidated
	(amounts in thousands)
2006
Revenue	$161,129	$78,464	$73,731	$149,330	$151,147	$116,913	$730,714
Long Term Assets	56,513	465	8,820	431	11,652	1,392	79,273

2005
Revenue	$134,778	$57,161	$50,634	$98,461	$196,714	$62,773	$600,521
Long Term Assets	54,413	530	8,831	424	8,566	1,336	74,100

2004
Revenue	$107,476	$64,042	$31,435	$109,695	$117,822	$99,639	$530,109
Long Term Assets	48,807	626	8,970	353	8,226	767	67,749

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the fiscal years ended 2006, 2005, and 2004

(Amounts in thousands)

Description	Balance at Beginning of Period	Charges to Expenses	Reductions to Expenses	Deductions		Balance at End of Period
				Description	Amount
Allowance for Doubtful Notes & Accounts Receivable
Fiscal Year Ended 2006	$892	$22	$(11)	Write-offs & adjustments	$(5)	$908
Fiscal Year Ended 2005	$1,388	$66	$(546)	Write-offs & adjustments	$16	$892
Fiscal Year Ended 2004	$1,992	$—	$(563)	Write-offs & adjustments	$41	$1,388

Excess and Obsolete Inventory Provision
Fiscal Year Ended 2006	$28,465	$3,967	$(1,692)	Inventory adjustments	$7,822	$22,918
Fiscal Year Ended 2005	$29,145	$3,438	$(1,660)	Inventory adjustments	$2,458	$28,465
Fiscal Year Ended 2004	$33,840	$(34)	$(868)	Inventory adjustments	$3,793	$29,145

Valuation Allowance on Deferred Tax Asset
Fiscal Year Ended 2006	$8,591	$459	$(459)	State tax credit carryforwards	$(459)	$9,050
Fiscal Year Ended 2005	$7,158	$1,433	$(1,433)	State tax credit carryforwards	$(1,433)	$8,591
Fiscal Year Ended 2004	$5,809	$1,349	$(1,349)	State tax credit carryforwards	$(1,349)	$7,158

S-1