Form 10-Q
period 2006-12-29
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2007-02-05
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2006

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

Shares of common stock outstanding at February 2, 2007: 54,855,665

An index of exhibits filed with this Form 10-Q is located on page 30.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CO NSOLIDATED FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATE S, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 29, 2006	September 29, 2006
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$219,498	$258,891
Short-term investments	162,009	154,810
Accounts receivable, net	178,244	125,992
Inventories	151,532	133,929
Deferred income taxes	30,836	31,592
Other current assets	13,011	18,102

Total current assets	755,130	723,316

Long-term investments	151,368	135,777
Property, plant and equipment, net	63,814	62,249
Goodwill	12,280	12,280
Other assets	4,807	4,744

Total assets	$987,399	$938,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$476	$466
Accounts payable	66,665	45,937
Accrued expenses	57,104	53,947
Product warranty	9,691	8,934
Deferred revenue	56,077	49,840

Total current liabilities	190,013	159,124

Long-term accrued expenses and other liabilities	18,563	17,300
Deferred income taxes	3,722	3,722
Long-term debt	3,147	3,270

Total liabilities	215,445	183,416

Commitments, contingencies and guarantees (Note 9)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 60,023,611 shares issued and 55,199,788 outstanding at December 29, 2006; 59,308,544 shares issued and 55,560,989 outstanding at September 29, 2006	600	593
Capital in excess of par value	476,637	453,229
Less: Cost of 4,823,823 shares of common stock held in treasury at December 29, 2006	(152,202)	(108,910)
Retained earnings	448,006	411,014
Accumulated other comprehensive loss	(1,087)	(976)

Total stockholders’ equity	771,954	754,950

Total liabilities and stockholders’ equity	$987,399	$938,366

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Three Months Ended
	December 29, 2006	December 30, 2005
	(Amounts in thousands, except per share data)
Revenue
Product	$202,350	$138,726
Service	21,477	20,561
Royalty and license	1,796	1,629

Total revenue	225,623	160,916

Cost of revenue
Product	111,512	86,599
Service	13,658	10,763

Total cost of revenue	125,170	97,362

Gross profit	100,453	63,554

Operating expenses
Research and development	24,223	21,587
Marketing, general and administrative	30,469	28,380

Total operating expenses	54,692	49,967

Operating income	45,761	13,587
Other income (expense), net	715	(41)
Interest income	5,955	5,480
Interest expense	(330)	(49)

Income before income taxes	52,101	18,977
Provision for (benefit from) income taxes	15,109	(3,301)

Net income	$36,992	$22,278

Weighted average shares outstanding - basic	55,418	56,347
Weighted average shares outstanding - diluted	56,430	57,072
Net income per share - basic	$0.67	$0.40
Net income per share - diluted	$0.66	$0.39

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Three Months Ended
	December 29, 2006	December 30, 2005
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$36,992	$22,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,470	3,296
Amortization of investment (discount) premium	(48)	277
Deferred income taxes	756	(1,028)
Stock-based compensation	4,583	3,964
Tax benefit from stock-based compensation	2,423	2,062
Excess tax benefits from stock-based compensation	(1,776)	(1,044)
Changes in assets and liabilities:
Accounts receivable	(50,982)	(22,736)
Inventories	(19,588)	10,240
Other current assets	5,091	16,356
Accounts payable	20,687	8,319
Accrued expenses	2,886	(15,262)
Product warranty	708	470
Deferred revenue	6,566	(10,749)
Other	(331)	(271)

Net cash provided by operating activities	11,437	16,172

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,057)	(2,501)
Proceeds from sales and maturities of investments	42,728	76,330
Purchase of investments	(64,896)	(81,734)

Net cash used in investing activities	(25,225)	(7,905)

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of options and issuance of stock under the employee stock purchase plan	16,409	8,411
Excess tax benefits from stock-based compensation	1,776	1,044
Repurchase of common stock	(43,292)	(20,040)
Repayment of long-term debt	(113)	(104)

Net cash used in financing activities	(25,220)	(10,689)

Effects of exchange rates on cash	(385)	521

Net decrease in cash and cash equivalents	(39,393)	(1,901)
Cash and cash equivalents at beginning of period	258,891	193,426

Cash and cash equivalents at end of period	$219,498	$191,525

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

These unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual report on Form 10-K filed by Varian Semiconductor with the SEC on December 7, 2006 for the fiscal year ended September 29, 2006. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three month period ended December 29, 2006 are not necessarily indicative of the results to be expected for a full year or for any other period.

Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation of the financial statements.

Note 2. Stock-Based Compensation

Varian Semiconductor adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment (Revised 2004),” (“SFAS No. 123(R)”) and related guidance, on a modified prospective basis as of October 1, 2005. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values. This includes stock options, restricted stock awards and employee stock purchases related to Varian Semiconductor’s Employee Stock Purchase Plan (“ESPP”). Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period.

The estimated fair value of Varian Semiconductor’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The effect of recording stock-based compensation for the three month periods ended December 29, 2006 and December 30, 2005 was as follows:

	Fiscal Three Months Ended December 29, 2006	Fiscal Three Months Ended December 30, 2005
	(Amounts in thousands except per share amounts)
Stock-based compensation expense by type of award:
Stock options	$2,682	$3,021
Restricted stock	1,638	781
Employee Stock Purchase Plan	265	250
Less: Amounts capitalized as inventory	—	(88)

Total stock-based compensation	4,585	3,964
Less: Tax effect on stock-based compensation	(1,330)	(1,189)

Net effect on income	$3,255	$2,775

Effect on earnings per share
Basic	$0.06	$0.05
Diluted	$0.06	$0.05
Effect of stock-based compensation on income by line item:
Cost of product revenue	$374	$219
Cost of service revenue	221	228
Research and development expense	912	1,019
Marketing, general and administrative expense	3,078	2,498
Provision for income taxes	(1,330)	(1,189)

Total cost related to stock-based compensation	$3,255	$2,775

Varian Semiconductor estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. Varian Semiconductor has determined that a blended volatility, using Varian Semiconductor’s historical and implied volatility measures and a peer group implied volatility, best reflects expected volatility over the expected term of the option. Varian Semiconductor believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of Varian Semiconductor’s stock options granted in the three month periods ended December 29, 2006 and December 30, 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair values of each option and ESPP grant were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Three Months Ended December 29, 2006		Fiscal Three Months Ended December 30, 2005
	Options	ESPP	Options	ESPP
Expected life (in years)	4.1	0.5	4.2	0.5
Expected volatility	38.2%	39.7%	38.9%	35.7%
Risk-free interest rate	4.7%	5.3%	4.5%	3.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Weighted-average grant date fair value	$14.49	$8.82	$10.12	$6.35

Stock Incentive Plan

The 2006 Stock Incentive Plan (“the Plan”), which replaced the Amended and Restated Omnibus Stock Plan upon shareholder approval on February 9, 2006, provides for the grant of non-qualified share-based awards to eligible employees, consultants and non-employee directors of Varian Semiconductor. As of December 29, 2006, there were a total of 6,736,580 shares reserved for future issuance under the Plan.

Stock option awards granted under the Plan generally have a life no longer than eight years after the date of the grant and generally vest as to 25% one year from date of grant with the remaining 75% vesting in twelve equal quarterly installments so that all options are vested at the end of four years.

Restricted stock awards are granted under the Plan at $0.01 per share, have a life no longer than eight years after the date of the grant and generally vest as to 25% one year from the date of grant with the remaining 75% vesting in twelve equal quarterly installments. In December 2006, the Board of Directors approved a performance-based restricted stock award to certain executives of Varian Semiconductor. Varian Semiconductor assesses the probability of these executives meeting the performance goals on a quarterly basis. The restricted stock awards will vest only if specified performance targets and service conditions, as established by the Compensation Committee, are satisfied for the fiscal year ending September 28, 2007.

Stock compensation expense associated with restricted common stock and restricted stock units is charged for the difference between the market value on the date of grant and the issuance price, less estimated forfeitures, and is amortized over the awards’ vesting period on a straight-line basis.

The following table summarizes the stock option and restricted stock activity as of and for the three month period ended December 29, 2006:

	Stock Option Activity				Unvested Restricted Stock Activity
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value
			(In years)	(In thousands)
Outstanding at September 29, 2006	4,546,855	$24.29			711,840	$30.25
Granted	284,101	39.54			254,228	40.80
Options exercised	(611,182)	24.12			—	—
Vesting of restricted stock	—	—			(44,036)	27.26
Forfeited/expired/cancelled	(50,346)	21.69			(8,685)	28.16

Outstanding at December 29, 2006	4,169,428	25.39	5.0	$83,936	913,347	33.35

Options exercisable at December 29, 2006	2,412,970	$23.08	4.3	$54,158

As of December 29, 2006, the unrecognized compensation cost related to unvested stock options was $19.9 million before estimated forfeitures. This unrecognized balance will be recognized over an estimated weighted average amortization period of 2.7 years.

As of December 29, 2006, the unrecognized compensation cost related to unvested restricted stock was $27.9 million before estimated forfeitures. This unrecognized balance will be recognized over an estimated weighted average amortization period of 3.4 years.

The total intrinsic value of options exercised during the three month periods ended December 29, 2006 and December 30, 2005 was $10.4 million and $5.7 million, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price.

The total fair value of restricted stock grants that vested during the three month periods ended December 29, 2006 and December 30, 2005 was $1.8 million and $0.5 million, respectively.

During the three months ended December 29, 2006, Varian Semiconductor did not award any restricted stock units.

Employee Stock Purchase Plan

Employees of Varian Semiconductor who elect to participate in the ESPP are able to purchase common stock at the lower of 85% of the fair market value of Varian Semiconductor’s common stock on the first or last day of the applicable offering period. Typically, each offering period lasts six months. As of December 29, 2006, there were a total of 737,089 shares of common stock reserved for issuance under the ESPP.

Note 3. Computation of Net Income Per Share

Basic net income per share is calculated based on net income and the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per share includes additional dilution from stock issuable pursuant to the exercise of stock options outstanding and unvested restricted stock. Options to purchase common shares with exercise prices that exceeded the market value of the underlying common stock are excluded from the computation of diluted earnings per share, as these options are anti-dilutive. For purposes of the diluted net income per share calculation, the additional shares issuable upon exercise of stock options are determined using the treasury stock method which, as required by SFAS No. 123(R), includes as assumed proceeds share-based compensation expense and the tax effect of such compensation.

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Fiscal Three Months Ended
	December 29, 2006	December 30, 2005
	(Amounts in thousands, except per share data)
Numerator
Net Income	$36,992	$22,278

Denominator
Denominator for basic income per share:
Weighted average shares outstanding	55,418	56,347
Effect of dilutive securities:
Stock options and restricted common stock	1,012	725

Denominator for diluted net income per share	56,430	57,072

Net income per share - basic	$0.67	$0.40
Net income per share - diluted	$0.66	$0.39

For the three month periods ended December 29, 2006 and December 30, 2005, 0.6 million and 2.7 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share.

Note 4. Accounts Receivable

Accounts receivable consist of the following:

	December 29, 2006	September 29, 2006
	(Amounts in thousands)
Billed receivables	$179,100	$126,900
Allowance for doubtful accounts	(856)	(908)

Accounts receivable, net	$178,244	$125,992

Substantially all of Varian Semiconductor’s accounts receivable balance relates to trade receivables. Trade accounts receivable are recorded at the invoiced amounts and do not bear interest.

Note 5. Inventories

The components of inventories are as follows:

	December 29, 2006	September 29, 2006
	(Amounts in thousands)
Raw materials and parts	$79,411	$65,599
Work in process	37,843	36,224
Finished goods	34,278	32,106

Total inventories	$151,532	$133,929

Note 6. Accrued Expenses

The components of accrued expenses are as follows:

	December 29, 2006	September 29, 2006
	(Amounts in thousands)
Income taxes payable	$16,622	$12,291
Accrued employee benefits	10,011	10,029
Accrued retirement benefits	8,983	7,494
Accrued incentives	8,823	11,887
Accrued payroll	7,087	5,408
Other	5,578	6,838

Total accrued expenses	$57,104	$53,947

Note 7. Product Warranties

Varian Semiconductor warrants that its products will be free from defects in materials and workmanship and will conform to its standard published specifications in effect at the time of delivery for a period of three to twenty–four months from the date the customer accepts the products. Additionally, Varian Semiconductor warrants that maintenance services will be performed in a workmanlike manner consistent with generally accepted industry standards for a period of 90 days from the completion of any agreed–upon services. Varian Semiconductor provides for the estimated cost of product warranties, the amount of which is based primarily upon historical information, at the time product revenue is recognized. Varian Semiconductor’s warranty obligation is affected by a number of factors, including product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to Varian Semiconductor. Should these factors or other factors affecting warranty costs differ from Varian Semiconductor’s estimates, revisions to the estimated warranty liability would be required.

Product warranty activity for the first three months of fiscal years 2006 and 2005 was as follows:

	Fiscal Three Months Ended
	December 29, 2006	December 30, 2005
	(Amounts in thousands)
Beginning product warranty balance	$9,813	$8,585
Accruals for warranties issued during the period	3,921	3,259
Adjustments to pre-existing warranties	(359)	3
Fulfillments during the period	(2,823)	(2,814)

Ending product warranty balance	$10,552	$9,033

Current portion of product warranty	$9,691	$8,762
Long-term portion of product warranty	861	271

Total product warranty liability	$10,552	$9,033

Note 8. Deferred Revenue

The components of deferred revenue are as follows:

	December 29, 2006	September 29, 2006
	(Amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$43,733	$31,270
Extended warranties	11,266	11,351
Maintenance and service contracts	6,069	6,092
Other deferred revenue	584	5,880

Total deferred revenue	$61,652	$54,593

Current portion of deferred revenue	$56,077	$49,840
Long-term portion of deferred revenue	5,575	4,753

Total deferred revenue	$61,652	$54,593

Note 9. Commitments, Contingencies and Guarantees

Varian Semiconductor is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation would not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Varian Semiconductor.

As permitted under Delaware law, Varian Semiconductor has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at the request of Varian Semiconductor. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited; however, Varian Semiconductor has a Director and Officer insurance policy that limits its exposure and enables Varian Semiconductor to recover a portion of any future amounts paid. As a result of Varian Semiconductor’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of December 29, 2006.

Varian Semiconductor enters into indemnification agreements in the normal course of business. Pursuant to these agreements, Varian Semiconductor indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Varian Semiconductor customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to Varian Semiconductor products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited. Management believes the estimated fair value of these agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of December 29, 2006.

Varian Semiconductor also indemnifies certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Varian Semiconductor’s products and services or resulting from the acts or omissions of Varian Semiconductor, its employees, officers, authorized agents or subcontractors. Varian Semiconductor has general and umbrella insurance policies that limit its exposure under these indemnification obligations and guarantees. As a result of Varian Semiconductor’s insurance policy coverage, Varian Semiconductor believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of December 29, 2006.

Prior to the spin–off of Varian Semiconductor from VAI, Varian Semiconductor’s business was operated as the Semiconductor Equipment Business (“SEB”) of VAI. On April 2, 1999, VAI contributed its SEB to Varian Semiconductor, its Instruments Business (“IB”) to Varian, Inc. (“VI”), and changed its name to VMS. In connection with the spin–off from VAI, Varian Semiconductor, VMS and VI entered into certain agreements which include a Distribution Agreement, an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, and a Transition Services Agreement (collectively, the “Distribution Related Agreements”) whereby Varian Semiconductor agreed to indemnify VMS and VI for any costs, liabilities or expenses relating to Varian Semiconductor’s legal proceedings. Under the Distribution Related Agreements, Varian Semiconductor has agreed to reimburse VMS for one–third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS. Varian Semiconductor believes the estimated fair value of the indemnification agreements is minimal, except as already recorded on the financial statements.

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

Varian Semiconductor also enters into purchase order commitments in the normal course of business. As of December 29, 2006, Varian Semiconductor had approximately $75.0 million of purchase order commitments with various suppliers.

Environmental Remediation

VAI has been named by the United States Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI’s sale of its Electron Devices business during fiscal year 1995, and the sale of its Thin Film Systems business during fiscal year 1997). The Distribution Related Agreements provide that each of VMS, Varian Semiconductor and VI will indemnify the others for one–third of these environmental investigation and remediation costs, as adjusted for any insurance proceeds and tax benefits expected to be realized upon payment of these costs.

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.2 million in estimated environmental investigation and remediation costs for these sites and facilities as of December 29, 2006. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.2 million as of December 29, 2006, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.2 million as of December 29, 2006.

As of December 29, 2006, Varian Semiconductor’s environmental liability, based upon future environmental–related costs estimated by VMS as of that date and included in current and long–term accrued expenses, totaled $5.4 million, of which $0.4 million is classified as current.

The amounts set forth in the foregoing paragraph are only estimates of anticipated future environmental–related costs, and the amounts actually spent in the years indicated may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites where VMS is undertaking such investigation and remediation activities. VMS believes that most of these cost ranges will narrow as investigation and remediation activities progress. Varian Semiconductor believes that its reserves are adequate, but as the scope of the obligations becomes more clearly defined, these reserves may be modified and related charges against income may be made.

Although any ultimate liability arising from environmental–related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to Varian Semiconductor’s financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental–related events, Varian Semiconductor’s management believes that the costs of these environmental–related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of Varian Semiconductor.

Varian Semiconductor evaluates its liability for environmental–related investigation and remediation in light of the liability and financial wherewithal of potentially responsible parties and insurance companies where Varian Semiconductor believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. In 1992, VAI filed a lawsuit against 36 insurance companies with respect to most of the above–referenced sites and facilities. VAI received certain cash settlements with respect to these lawsuits in prior years. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of Varian Semiconductor’s past and future environmental–related expenditures. Although VMS intends to aggressively pursue additional insurance recoveries, Varian Semiconductor has not reduced any liability in anticipation of recovery with respect to claims made against third parties.

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

Note 10. Derivative Financial Instruments

Varian Semiconductor uses derivative instruments to protect its interests from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor has a policy of hedging its balance sheet and certain foreign currency sales exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly by comparing the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income (“OCI”). Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of income. There has been no amount of ineffectiveness recognized during the three month period ended December 29, 2006. OCI associated with hedges of sales denominated in foreign currencies is reclassified to revenue upon recognition in income of the underlying hedged exposure.

The following table summarizes OCI activity associated with hedges of foreign currency denominated sales during the first quarter of fiscal year 2007:

Amount of Income
(Amounts in thousands)
Balance as of September 29, 2006	$399
Unrealized gain on cash flow hedging instruments	634
Realized gain on cash flow hedging instruments	(1,033)

Balance as of December 29, 2006	$—

Note 11. Comprehensive Income

The following table reconciles net income to comprehensive income for the first quarter of fiscal years 2007 and 2006:

	Fiscal Three Months Ended
	December 29, 2006	December 30, 2005
	(Amounts in thousands)
Net income	$36,992	$22,278
Other comprehensive income (loss):
Unrealized gain on cash flow hedging instruments	634	916
Reclassification adjustment for gains on cash flow hedging instruments included in net income	(1,033)	(2,037)
Unrealized gain (loss) on investments	235	(190)
Reclassification adjustment for (gains) losses on investments	(1)	43
Tax benefit related to items of other comprehensive loss	55	381

Comprehensive income	$36,882	$21,391

Note 12. Share Repurchase Program

In October 2004, Varian Semiconductor announced that its Board of Directors had authorized the repurchase of up to $100 million of Varian Semiconductor’s common stock on the open market. In August and December 2006, the Board of Directors voted to increase the amount of funds that may be expended in repurchasing Varian Semiconductor’s common stock to $200 million and then $300 million. Varian Semiconductor plans to continue to execute authorized repurchases. Share repurchases under this authorization during the first three months of fiscal year 2007 were as follows:

	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available for Repurchase
	(Amounts in thousands, except share and per share amounts)
As of September 29, 2006				$91,194
Fiscal month ending October 27, 2006	263,716	$9,998	$37.91	$81,196
Fiscal month ending November 24, 2006	293,280	11,496	39.20	$69,700
Additional authorization of $100 million - December, 2006	—	—	—	$169,700
Fiscal month ending December 29, 2006	519,272	21,765	41.92	$147,935

Total	1,076,268	$43,259	$40.19

In addition to the repurchases made during the first three months of fiscal year 2007, Varian Semiconductor repurchased 453,202 shares at total cost of $19.5 million between December 29, 2006 and February 2, 2007, the latest practicable date prior to the filing date of this quarterly report on Form 10-Q.

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

Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In the first quarter of fiscal year 2007, revenue from two customers accounted for 14% and 11%, respectively, of Varian Semiconductor’s total revenue. In the first quarter of fiscal year 2006, revenue from three customers accounted for 14%, 14% and 13%, respectively, of Varian Semiconductor’s total revenue.

As of December 29, 2006, one customer represented 10% of the total accounts receivable balance. As of September 29, 2006, two customers accounted for 15% and 11% of the total accounts receivable balance.

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North America	Europe	Japan	Taiwan	Korea	Other	Consolidated
	(Amounts in thousands)
Revenue – Three months ended:
December 29, 2006	$48,579	$21,061	$30,006	$45,945	$44,402	$35,630	$225,623
December 30, 2005	30,492	16,787	28,394	24,501	47,012	13,730	160,916

Long term assets, net, as of:
December 29, 2006	$58,261	$444	$8,814	$464	$11,549	$1,369	$80,901
September 29, 2006	56,513	465	8,820	431	11,652	1,392	79,273

Note 14. Income Taxes

Varian Semiconductor’s effective tax rate is based on its current profitability outlook and its expectations of earnings from operations in the United States and other tax jurisdictions throughout the world.

In the first quarter of fiscal year 2007, Varian Semiconductor’s income tax expense of $15.1 million included a discrete net benefit of $2.1 million related to the reinstatement of the research and development tax credit retroactive to January 1, 2006. Varian Semiconductor’s effective income tax rate was 29% for the first quarter of fiscal year 2007. The discrete income tax benefit received in the first quarter of fiscal year 2007 reduced the effective tax rate by approximately 4 percentage points.

In the first quarter of fiscal year 2006, Varian Semiconductor recognized an income tax benefit of $3.3 million which included a provision of $5.7 million and a benefit of $9.0 million related to the favorable conclusion of a multi-year examination. Additionally, Varian Semiconductor reduced other current assets by $8.0 million upon the receipt of a refund from the IRS. Included in interest income for the first quarter of fiscal year 2006 is $1.3 million of interest income related to the final resolution of the examination. Varian Semiconductor’s effective income tax rate was a benefit of 17% for the first quarter of fiscal year 2006. The discrete income tax benefit received in the first quarter of fiscal year 2006 and other discrete items reduced the tax rate by approximately 47 percentage points.

Note 15. Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06–3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06–3”). EITF 06–3 states that a company should disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06–3 are those that are imposed on and concurrent with a specific revenue–producing transaction, such as sales tax or value–added tax. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. EITF 06–3 will be effective for Varian Semiconductor’s second quarter of fiscal year 2007. The disclosures required under this Issue, which may be presented on an aggregate basis, are effective retrospectively for all periods presented. Varian Semiconductor is in the process of evaluating whether the adoption of EITF 06–3 will have a material impact on its financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires employers that sponsor defined benefit plans to recognize the funded status of a benefit plan on its balance sheet; recognize gains, losses and prior service costs or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of other comprehensive income, net of tax; measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year–end balance sheet; and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Most provisions of the statement will be effective for Varian Semiconductor for its fiscal year 2007, except for the requirement to measure benefits and obligations as of the employers fiscal year end, which will be effective for Varian Semiconductor’s fiscal year 2009. Varian Semiconductor is in the process of evaluating whether the adoption of this statement will have a material impact on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms “believes,” “anticipates,” “expects,” “plans” or similar expressions are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. There are a number of important factors that could cause Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”)’s actual results to differ materially from those indicated by forward-looking statements made in this report and presented by management from time to time. Some of the important risks and uncertainties that may cause Varian Semiconductor’s financial results to differ are described under the heading “Risk Factors” in this report and in the annual report on Form 10-K for the fiscal year ended September 29, 2006, filed with the Securities and Exchange Commission (“SEC”) on December 7, 2006.

The following information should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in “Item 1. Consolidated Financial Statements” of this quarterly report and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Varian Semiconductor’s annual report on Form 10-K for the fiscal year ended September 29, 2006, filed with the SEC on December 7, 2006.

Overview

Varian Semiconductor is the leading supplier of ion implantation equipment used in the fabrication of semiconductor chips. Varian Semiconductor designs, manufactures, markets and services semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the world. Varian Semiconductor’s VIIStaTM ion implanter products are designed to leverage single wafer processing technology for the full range of semiconductor implant applications. Varian Semiconductor has shipped over 3,600 systems worldwide.

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

Varian Semiconductor’s business is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. In fiscal year 2004 Varian Semiconductor experienced an increase in business activity owing to a generally strengthening economy and increased demand for semiconductor equipment. During calendar year 2005, there was an 11% decline in worldwide ion implanter sales. However, due to market share gains, Varian Semiconductor’s fiscal year 2005 revenue increased 13% over fiscal year 2004 as customers migrated to single wafer systems, which favor Varian Semiconductor’s product offerings. Single wafer systems are now preferred over batch systems as they process wafers in such a way that results in higher yields for advanced device manufacturers. Varian Semiconductor believes its 22% revenue increase during fiscal year 2006 from fiscal year 2005 was the result of both increases in worldwide ion implanter sales as well as Varian Semiconductor’s continued market share gains for the calendar year 2006.

Wafer size and market. The migration from 200mm wafers to 300mm wafers began at the end of the 1990s and 300mm fabs now represent more than half of semiconductor expansions. Most advanced devices below 130nm are produced on 300mm wafers. Varian Semiconductor believes the increase in shipments from 200mm wafers to 300mm wafers will continue and is evidence that Varian Semiconductor’s tools meet the newest technology requirements. Memory manufacturers typically produce integrated circuits used for DRAM, flash, etc. which store and retrieve information, while logic manufacturers typically produce integrated circuits used to process data. Significant purchasing fluctuations from memory, logic and foundry fabs could lead to significant fluctuations in Varian Semiconductor’s revenues, even if the total ion implant market remains flat.

The first table below shows Varian Semiconductor’s calendar year 2005 and 2004 market share, as reported by Gartner Dataquest in April 2006 and April 2005, respectively. Market share estimates are calculated on a subset of revenue, and information reported by Gartner Dataquest may not be consistent on a company by company basis. The second table below shows the total available market for ion implanter sales in calendar years 2005 and 2004, also reported by Gartner Dataquest in April 2006 and April 2005, respectively. The total available market represents an estimated worldwide total revenue for ion implanters sold by all companies which sell ion implanters during each of the calendar years.

Market Share	Calendar Year Ended			Total Available Market	Calendar Year Ended
	December 31, 2005	December 31, 2004	Change	(in millions)	December 31, 2005	December 31, 2004	Change
By market				By market
Medium current	58%	52%	6%	Medium current	$330	$447	-26%
High current	38%	22%	16%	High current	598	595	1%
High energy	10%	10%	0%	High energy	194	223	-13%

Overall	39%	31%	8%	Overall	$1,122	$1,265	-11%

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

Critical Accounting Policies and Significant Accounting Estimates

Varian Semiconductor’s discussion and analysis of its financial condition and results of operations are based upon Varian Semiconductor’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The preparation of these consolidated financial statements requires Varian Semiconductor to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a continual basis, Varian Semiconductor evaluates its estimates, including those related to revenues, inventories, accounts receivable, long-lived assets, income taxes, warranty obligations, deferred revenue, post-retirement benefits, contingencies, stock-based compensation and foreign currencies. Varian Semiconductor continues to have the same critical accounting policies and estimates as are described in Item 7 in the annual report on Form 10-K for the fiscal year ended September 29, 2006, filed with the SEC on December 7, 2006. Varian Semiconductor operates in a highly cyclical and competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, customer and supplier lead times, and geographic and macroeconomic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. Varian Semiconductor bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also the factors discussed in the section titled “Risk Factors” in Part II, Item 1A.

Results of Operations

Revenue

The following table sets forth revenue by category for the three month periods ended December 29, 2006 and December 30, 2005:

	Fiscal Three Months Ended
	December 29, 2006	December 30, 2005	Change	Percent Change
	(Amounts in thousands)
Revenue
Product	$202,350	$138,726	$63,624	45.9%
Service	21,477	20,561	916	4.5%
Royalty and license	1,796	1,629	167	10.3%

Revenue	$225,623	$160,916	$64,707	40.2%

Revenue by territory:
Asia Pacific	$155,983	$113,637	$42,346	37.3%
North America	48,579	30,492	18,087	59.3%
Europe	21,061	16,787	4,274	25.5%

Revenue	$225,623	$160,916	$64,707	40.2%

Product

During the first quarter of fiscal year 2007, product revenue was $202.4 million, compared to $138.7 million for the same period a year ago. The increase in product revenue was primarily due to increased tool sales in all three markets. On a unit basis, the number of tools recorded in revenue increased 47% for the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006. Most of this increase is attributable to the high current and medium current markets. Parts sales for the first quarter of fiscal 2007 also increased by approximately 25% when compared to the same period in fiscal year 2006.

Service

Service revenue during the first quarter of fiscal year 2007 was $21.5 million, compared to $20.6 million for the same period a year ago. Despite a significant increase in product revenue from the first quarter of fiscal year to 2007 compared to the first quarter of fiscal year 2006, system installation revenue was slightly lower due to a decrease in the fair value of installation revenue. As products mature and installations require less effort to complete, the fair value of the installation revenue decreases and product revenue simultaneously increases. Generally, installation revenue is influenced by shipment volume of systems, product mix, customer mix, and timing of customer acceptances.

Royalty and License

Royalty revenue during the first quarter of fiscal year 2007 was $1.8 million compared to $1.6 million for the same period in fiscal 2006.

Customers

During the first quarter of fiscal year 2007, revenue from two customers accounted for 14% and 11%, respectively, of Varian Semiconductor’s total revenue, compared to three customers accounting for 14%, 14% and 13% of revenue, respectively, during the first quarter of fiscal year 2006. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given reporting period (see also “Risk Factors”).

Shipment Mix

Varian Semiconductor’s tools are used primarily for 300mm and 200mm wafer size implants. In addition, Varian Semiconductor’s tools are used in two major markets – memory and logic– for integrated circuits. The following table sets forth tool shipments by wafer size and market, as a percent of total tool shipments, for the first quarter of fiscal years 2007 and 2006. Percentages are based on the number of tools shipped during the respective period.

	Fiscal Three Months Ended
	December 29, 2006	December 30, 2005	Percent Change
By wafer size
300mm	83%	83%	0%
200mm	17%	17%	0%

Shipments	100%	100%	0%

By market
Memory	83%	72%	15%
Logic	17%	28%	-39%

Shipments	100%	100%	0%

Cost of Product Revenue

Cost of product revenue was $111.5 million and gross margin was 45% for the first quarter of fiscal year 2007, compared to the cost of product revenue of $86.6 million and gross margin of 38% for the first quarter of fiscal year 2006. The primary reason for the increase in gross margin is the increased tool volume in the first quarter of fiscal 2007. In addition, the first quarter of fiscal year 2006 saw a lower than normal gross product margin due to increased costs associated with new account penetration initiatives.

Cost of Service Revenue

Cost of service revenue was $13.7 million and gross margin was 36% for the first quarter of fiscal year 2007, compared to a cost of service revenue of $10.8 million and gross margin of 48% for the first quarter of fiscal year 2006. The increase in cost of service was the result of additional installation, contract and paid service costs. The decrease in service margins is related to decreased margins on installations due to the lower fair value of installation revenue and product mix. Please also refer to the discussion of service revenue, above.

Research and Development

Research and development expense was $24.2 million for the first quarter of fiscal year 2007, compared to $21.6 million for the first quarter of fiscal year 2006. The increase in research and development spending is attributable to Varian Semiconductor’s rapid product development cycle and continuing efforts to improve productivity and technical development of its products. In addition to maintaining its leadership position in the markets for medium current and high current implanters, Varian Semiconductor continues to invest in new and next generation products.

Marketing, General and Administrative

Marketing, general and administrative expense was $30.5 million, for the first quarter of fiscal year 2007, compared to $28.4 million for the first quarter of fiscal year 2006. The increase was spread across all areas including marketing, service, information technology and finance and was primarily due to higher compensation-related expenses.

Interest Income and Interest Expense

During the first quarter of fiscal year 2007, Varian Semiconductor earned $5.6 million in net interest income, compared to $5.4 million in net interest income for the same period of fiscal year 2006. Interest income for the first quarter of fiscal year 2006 included $1.3 million related to the release of tax refunds by the IRS upon the conclusion of a multi-year tax examination. Higher cash and investment balances and rates of return, along with an increased portfolio of investments compared to the total cash and investments balance has led to higher interest income from investments. This was partially offset by the fact that during the latter half of fiscal year 2006 Varian Semiconductor began investing in cash equivalents whose interest was exempt from taxation by the IRS. The rates of return on these cash equivalents were approximately 33% lower than rates earned on comparable fully–taxable cash equivalents.

Other Income (Expense), Net

Other income (expense), net, was $0.7 million in income for the first quarter of fiscal year 2007, compared to other expense of less than $0.1 million for the first quarter fiscal year 2006. Other income for the first quarter of fiscal 2007 included $0.8 million for the reversal of a liability related to the expiration of the statute of limitations on a pre-spin discontinued operation.

Provision for (benefit from) Income Taxes

Varian Semiconductor’s effective income tax rate was a provision of 29% for the first quarter of fiscal year 2007 and a benefit of 17% for the same period in fiscal year 2006. The 2007 provision was offset by a cumulative retroactive benefit related to the extension of the research and development tax credit. The discrete income tax benefit received in the first quarter of fiscal year 2007 reduced the effective tax rate by approximately 4 percentage points. The 2006 benefit related primarily to the favorable conclusion of a multi-year examination by the Internal Revenue Service. The discrete income tax benefit received in the first quarter of fiscal year 2006 and other discrete items reduced the tax rate by approximately 47 percentage points. The increase in the effective rate, exclusive of the benefits received, is primarily due to increased profits on increased sales and the phase out of the ETI exclusion. The rate is lower than the U.S. federal statutory rate principally due to credits and lower-taxed foreign income. Future tax rates may vary from the historic rates depending on the worldwide composition of earnings and the continuing availability of income tax credits as well as the potential resolution of tax contingencies.

Net Income

As a result of the foregoing factors, in the first quarter of fiscal year 2007, Varian Semiconductor recorded net income of $37.0 million compared to net income of $22.3 million for the same period of fiscal year 2006. Net income per diluted share was $0.66 for the first quarter of fiscal year 2007, compared to net income per diluted share of $0.39 for the first quarter of fiscal year 2006.

Liquidity and Capital Resources

Varian Semiconductor generated $11.4 million of cash from operations during the first three months of fiscal year 2007, compared to $16.2 million of cash generated from operations during the first three months of fiscal year 2006. Cash provided by operations in the first three months of fiscal year 2007 was primarily a result of net income of $37.0 million, plus non-cash expenses such as stock-based compensation of $5.2 million and depreciation and amortization of $3.5 million. Also contributing to cash from operations were a decrease in other current assets of $5.1 million and increases in accounts payable and deferred revenue of $20.7 million and $6.6 million, respectively. These changes were partially offset by a $51.0 million increase in accounts receivable and a $19.6 million increase in inventories. The increase in deferred revenue is related to the timing of tool shipments within the quarter. The increase in accounts payable is mainly related to the timing of inventory receipts and payments throughout the first quarter of fiscal year 2007. The increase in accounts receivable is related to the volume of revenue recognized during the latter portion of the first quarter of fiscal year 2007. The increase in inventories is related to an increase in the manufacturing schedule for the second quarter of fiscal year 2007.

Cash provided by operations of $16.2 million in the first three months of fiscal year 2006 was primarily a result of net income of $22.3 million, decreases in other current assets of $16.4 million and inventories of $10.2 million, and an increase in accounts payable of $8.3 million. These changes were partially offset by a $22.7 million increase in accounts receivable, a $15.3 million decrease in accrued expenses, and a $10.7 million decrease in deferred revenue. The decrease in other current assets is related to the receipt of refunds from the IRS associated with the conclusion of a multi-year tax examination and the high number of completed installations during the first quarter of fiscal year 2006, which reduced the amount of inventory related to installations, which is included in other current assets. The increase in accounts payable is related to an increase in the manufacturing schedule for the second quarter of fiscal year 2006 as opposed to the first quarter of fiscal year 2006’s plan. The increase in accounts receivable is related to the timing of revenue recognition within the first quarter of fiscal year 2006.

Varian Semiconductor used $25.2 million in investing activities during the first three months of fiscal 2007 and $7.9 million in the first three months of fiscal 2006. Varian Semiconductor used $64.9 million of cash and cash equivalents for the purchase of investments during the first three months of fiscal year 2007. This outflow was partially offset by proceeds from sales and maturities of investments of $42.7 million during the period. In the first three months of fiscal year 2006, Varian Semiconductor used $81.7 million of cash and cash equivalents for the purchase of investments. This was partially offset by proceeds from sales and maturities of investments of $76.3 million during the first three months of fiscal year 2006.

During the first three months of fiscal year 2007, Varian Semiconductor used $25.2 million of cash in financing activities, primarily due to $43.3 million for the repurchase of treasury stock. This was offset by $16.4 million of cash received from the issuance of common stock upon the exercise of stock options and the issuance of common stock under the Employee Stock Purchase Plan. During the first three months of fiscal year 2006, Varian Semiconductor used $10.7 million of cash for financing activities, primarily due to $20.0 million for the repurchase of treasury stock, offset by $8.4 million received from the issuance of common stock upon the exercise of stock options and the issuance of common stock under the Employee Stock Purchase Plan.

Varian Semiconductor’s Board of Directors adopted a share repurchase program on October 22, 2004, pursuant to which Varian Semiconductor was authorized to expend up to $100 million in repurchasing its common stock under the program. In August 2006, Varian Semiconductor’s Board of Directors amended the share repurchase program by increasing the amount of funds that may be expended in repurchasing common stock from $100 million to $200 million. In December 2006, Varian Semiconductor’s Board of Directors increased the program to $300 million. In the first quarter of fiscal year 2007, Varian Semiconductor repurchased 1,076,268 shares at a weighted-average price of $40.19 per share. In the first quarter of fiscal year 2006, Varian Semiconductor repurchased 796,273 shares at a weighted-average price of $25.17 per share. At the end of the first quarter of fiscal year 2007, Varian Semiconductor had $147.9 million remaining in its repurchase authorization.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash, cash equivalents and investments of $532.9 million at December 29, 2006 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments, environmental contingencies and cash requirements for the foreseeable future.

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

Contractual Obligations

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of income. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of December 29, 2006 have not been included in the consolidated balance sheets and statements of income included under Item 1. Consolidated Financial Statements; however, they have been disclosed in the following table in order to provide a more complete picture of Varian Semiconductor’s financial position and liquidity.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years
	(Amounts in thousands)
Operating leases	$2,367	$1,903	$442	$22
Purchase order commitments	75,004	74,987	17	—

Total commitments	$77,371	$76,890	$459	$22

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc. (“VAI”), now known as Varian Medical Systems, Inc. (“VMS”) (See Note 9. Commitments, Contingencies and Guarantees in the Notes to the Unaudited Interim Consolidated Financial Statements). During the first quarter of fiscal year 2007, Varian Semiconductor was charged by VMS $0.3 million in settlement of these obligations. During the first quarter of fiscal year 2006, Varian Semiconductor was charged by VMS $0.2 million in settlement of these obligations.

Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06–3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06–3”). EITF 06–3 states that a company should disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06–3 are those that are imposed on and concurrent with a specific revenue–producing transaction, such as sales tax or value-added tax. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. EITF 06–3 will be effective for Varian Semiconductor’s second quarter of fiscal year 2007. The disclosures required under this Issue, which may be presented on an aggregate basis, are effective retrospectively for all periods presented. Varian Semiconductor is in the process of evaluating whether the adoption of EITF 06–3 will have a material impact on its financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires employers that sponsor defined benefit plans to recognize the funded status of a benefit plan on its balance sheet; recognize gains, losses and prior service costs or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of other comprehensive income, net of tax; measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year–end balance sheet; and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Most provisions of statement will be effective for Varian Semiconductor for its fiscal year 2007, except for the requirement to measure benefits and obligations as of the employers fiscal year end, which will be effective for Varian Semiconductor’s fiscal year 2009. Varian Semiconductor is in the process of evaluating whether the adoption of this statement will have a material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

As a multinational company, Varian Semiconductor faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as Varian Semiconductor’s business practices evolve and could impact Varian Semiconductor’s financial results. However, based on the results of an annual test, a 10% change in the exchange rate of the U.S. dollar against other major currencies would not have a material effect on Varian Semiconductor’s results of operations. Historically, Varian Semiconductor’s primary exposures have resulted from non-U.S. dollar-denominated sales and purchases in Asia Pacific and Europe. Varian Semiconductor does not enter into forward exchange contracts for trading purposes. Varian Semiconductor’s forward exchange contracts generally range from one to nine months in original maturity. No forward exchange contract exceeds one year in original maturity.

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange loss for the first quarter of fiscal year 2007 was $135 thousand. For the first quarter of fiscal year 2006, the aggregate exchange gain was $14 thousand.

Forward exchange contracts outstanding are summarized as follows (amounts in thousands):

	December 29, 2006			September 29, 2006
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Singapore Dollar	$2,956	1.54	$2,960	$1,239	1.57	$1,224
New Taiwan Dollar	2,420	32.15	2,381	2,227	32.83	2,215
Korean Won	1,641	928.00	1,638	2,251	947.68	2,254
Euro	1,592	0.76	1,580	—	—	—
Japanese Yen	967	118.36	964	4,133	117.60	4,132
British Pound	65	0.51	65	—	—	—
Israeli Shekel	—	—	—	51	4.30	51

Total foreign currency purchase contracts	$9,641		$9,588	$9,901		$9,876

Foreign currency sell contracts:
Japanese Yen	$21,844	117.59	$21,621	$10,265	117.72	$10,272
Korean Won	5,834	931.00	5,842	3,232	961.90	3,286
Israeli Shekel	473	4.25	476	203	4.37	206
Euro	—	—	—	205	0.78	203
British Pound	—	—	—	78	0.53	77
New Taiwan Dollar	—	—	—	61	32.91	61

Total foreign currency sell contracts	$28,151		$27,939	$14,044		$14,105

Total contracts	$37,792		$37,527	$23,945		$23,981

Varian Semiconductor uses derivative instruments to protect its foreign operations from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor hedges its current exposures and a portion of its anticipated foreign currency exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales, except for those in Japan, are primarily denominated in the U.S. dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of operations. There was an immaterial amount of ineffectiveness recognized during the fiscal quarter ended December 29, 2006. There were no forward foreign exchange sell contracts designated as hedges of product sales in Japanese Yen, nor any offsetting purchase contracts, outstanding at December 29, 2006.

There were no net unrealized losses on any forward Yen contracts as of December 29, 2006. There were approximately $0.7 million in net unrealized gains on forward Yen revenue contracts as of September 29, 2006. The fair value of forward exchange contracts generally reflects the estimated amounts that Varian Semiconductor would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of Varian Semiconductor’s exposure.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities. Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and investments. Varian Semiconductor maintains cash investments primarily in U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at December 29, 2006 and September 29, 2006 were $204.7 million and $234.1 million, respectively. At December 29, 2006 and September 29, 2006, Varian Semiconductor’s investments were $313.4 million and $290.6 million, respectively, and consisted primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings of AA or better.

Commodity Price Risk

Varian Semiconductor is not exposed to material commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of December 29, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of December 29, 2006, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 29, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

From time to time within the same accounting period, Varian Semiconductor has sold significant percentages of its systems to its major customers, some of which include Chartered Semiconductor Manufacturing, Limited, Elpida Memory, Inc., Hynix Semiconductor, Inc., Hynix-ST Semiconductor Limited, Infineon Technologies AG, Intel Corporation, Micron Technology, Inc., Promos Technologies, Inc., Samsung Electronics Company Limited, Sony Corporation, STMicroelectronics, Taiwan Semiconductor Manufacturing Corporation, Limited, Texas Instruments, Inc., United Microelectronics Corporation, and Winbond Electronics Corporation. During some quarters, some of these customers have individually accounted for more than 10% of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. Furthermore, Varian Semiconductor may have difficulty attracting additional large customers because its sales depend, in large part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. Once a semiconductor manufacturer has selected a particular supplier’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application. Consequently, Varian Semiconductor may experience difficulty in selling to a prospective customer if that customer initially selects a competitor’s capital equipment.

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

•	changing global economic conditions and worldwide political instability;

•	general conditions in the semiconductor equipment industry;

•	unexpected procurement or manufacturing difficulties;

•	pricing of key components;

•	fluctuations in foreign exchange rates;

•	a technical change that Varian Semiconductor is unable to address with its products;

•	a failure to achieve continued market acceptance of Varian Semiconductor’s key products;

•	ability to develop, introduce and market new, enhanced and competitive products in a timely manner;

•	introduction of new products by Varian Semiconductor’s competitors;

•	strategic technology investment decisions;

•	legal or technical challenges to Varian Semiconductor’s products and technology;

•	adverse weather conditions at its manufacturing facilities or customers facilities;

•	changes in the effective tax rate; and

•	new or modified accounting regulations.

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

Varian Semiconductor customarily sells a relatively small number of systems within any period. Consequently, Varian Semiconductor’s revenue and financial results could be negatively impacted for a particular quarter if anticipated orders from even a few customers are not received in time to permit shipment and/or there are delays in customer acceptance of the product upon installation. Generally, Varian Semiconductor recognizes all or a portion of the revenue from a product upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectibility is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. Please refer to the full revenue recognition policy in the Critical Accounting Policies and Significant Judgments and Accounting Estimates section of Varian Semiconductor’s annual report on Form 10-K for the fiscal year ended September 29, 2006, filed with the SEC on December 7, 2006. As a result, it is often difficult to determine the timing of product revenue recognition. In addition, Varian Semiconductor’s product order backlog at the beginning of each quarter may not include all systems needed to achieve expected revenues for that quarter. Because Varian Semiconductor may build systems according to forecast, the absence of a significant backlog for an extended period of time could adversely affect financial results.

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

Varian Semiconductor obtains some of the components and subassemblies included in its products from a limited group of suppliers, or in some cases a single source supplier. The loss of any supplier, (or the temporary inability of any supplier to meet Varian Semiconductor’s production requirements, including any single source supplier) would require obtaining one or more replacement suppliers and may also require devoting significant resources to product development to incorporate new parts from other sources into Varian Semiconductor’s products. The need to change suppliers or to alternate between suppliers might cause delays in delivery or significantly increase Varian Semiconductor’s costs. Although Varian Semiconductor has insurance to protect against loss due to business interruption from some sources as necessary, Varian Semiconductor cannot provide assurance that such coverage will be adequate or that it will remain available on commercially acceptable terms. Although Varian Semiconductor seeks to reduce its dependence on these limited source suppliers, disruption or loss of these sources could negatively impact its business and damage customer relationships.

Varian Semiconductor’s outsource providers may fail to perform as it expects.

Outsource providers have an increasing role in Varian Semiconductor’s manufacturing operations, research and development initiatives and in transactional and administrative functions. Although Varian Semiconductor aims at selecting reputable providers and securing their performance on terms documented in written contracts, it is possible that one or more of these providers could fail to perform as Varian Semiconductor expects and such failure could have an adverse impact on Varian Semiconductor’s business. In addition, the expansive role of outsource providers has required and will continue to require Varian Semiconductor to implement changes to its existing operations and to adopt new procedures to deal with and manage the performance of these outsource providers. Any delay or failure in the implementation of our operational changes and new procedures could adversely affect Varian Semiconductor’s customer relationships and/or have a negative effect on Varian Semiconductor’s operating results.

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

The cyclical nature of the semiconductor industry may cause Varian Semiconductor to experience rapid growth or decline in demand for products and services. As a result, Varian Semiconductor may face significant challenges in maintaining adequate financial and business controls, materials management, management processes, information systems and procedures on a timely basis and training, managing and appropriately sizing the work force. There can be no assurance that Varian Semiconductor will be able to perform such actions successfully.

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

As a global company, Varian Semiconductor’s effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. Varian Semiconductor is subject to income taxes in both the U.S. and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Varian Semiconductor’s effective tax rate could be adversely affected by changes in the distribution of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect profitability. For example, recent U.S. legislation governing taxation of extraterritorial income repealed certain export subsidies that were prohibited by the World Trade Organization and enacted different tax provisions. These new tax provisions are not expected to fully offset the loss of the repealed tax provisions and, as a result, Varian Semiconductor’s U.S. tax liability may increase. In addition, Varian Semiconductor’s effective tax rate has benefited from the research and development (“R & D”) tax credit which will expire on December 31, 2007. If the R & D credit is not extended, Varian Semiconductor’s tax liability may increase. Further, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on Varian Semiconductor’s ability to generate future taxable income in the U.S. In addition, the amount of income taxes paid is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect profitability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”) during the quarter ended December 29, 2006 of equity securities that are registered by Varian Semiconductor pursuant to Section 12 of the Securities Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
September 30 - October 27, 2006	263,716	$37.91	263,716	$81,196
October 28, - November 24, 2006	293,280	$39.20	293,280	$69,700
November 25 - December 29, 2006	519,272	$41.92	519,272	$147,935
Total: (3)	1,076,268	$40.19	1,076,268	$147,935

(1)	Varian Semiconductor repurchased an aggregate of 4,823,823 shares of its common stock through December 29, 2006 pursuant to the repurchase program that was first announced in October, 2004 (the “Program”).
(2)	At the beginning of the quarter ended December 29, 2006, Varian Semiconductor had an existing authorization to expend up to $200,000,000 in repurchasing common stock under the Program. In December, 2006, Varian Semiconductor’s Board of Directors amended the Program by increasing the amount of funds that may be expended in repurchasing common stock from $200,000,000 to $300,000,000. The program does not have a fixed expiration date.
(3)	In addition to the repurchases made during the quarter ended December 29, 2006, Varian Semiconductor has repurchased 453,202 shares at total cost of $19.5 million between December 29, 2006 and February 2, 2007, the latest practicable date prior to the filing date.

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
Date: February 5, 2007