Form 10-Q
period 2007-03-30
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2007-05-08
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

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

Shares of common stock outstanding at May 4, 2007: 59,999,277

An index of exhibits filed with this Form 10-Q is located on page 32.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 30, 2007	September 29, 2006
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$188,103	$258,891
Short-term investments	150,216	154,810
Accounts receivable, net	182,510	125,992
Inventories	175,228	133,929
Deferred income taxes	31,490	31,592
Other current assets	19,562	18,102

Total current assets	747,109	723,316

Long-term investments	126,552	135,777
Property, plant and equipment, net	64,769	62,249
Goodwill	12,280	12,280
Other assets	4,501	4,744

Total assets	$955,211	$938,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$487	$466
Accounts payable	70,604	45,937
Accrued expenses	50,336	53,947
Product warranty	10,114	8,934
Deferred revenue	63,483	49,840

Total current liabilities	195,024	159,124

Long-term accrued expenses and other liabilities	19,120	17,300
Deferred income taxes	3,722	3,722
Long-term debt	3,021	3,270

Total liabilities	220,887	183,416

Commitments, contingencies and guarantees (Note 9)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 60,644,288 shares issued and 53,702,119 outstanding at March 30, 2007; 59,308,544 shares issued and 55,560,989 outstanding at September 29, 2006	606	593
Capital in excess of par value	500,589	453,229
Less: Cost of 6,942,169 shares of common stock held in treasury at March 30, 2007	(252,712)	(108,910)
Retained earnings	486,429	411,014
Accumulated other comprehensive loss	(588)	(976)

Total stockholders’ equity	734,324	754,950

Total liabilities and stockholders’ equity	$955,211	$938,366

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Three Months Ended		Fiscal Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
	(Amounts in thousands, except per share data)
Revenue
Product	$219,863	$150,649	$422,213	$289,375
Service	19,695	17,493	41,172	38,054
Royalty and license	2,246	2,374	4,042	4,003

Total revenue	241,804	170,516	467,427	331,432

Cost of revenue
Product	117,992	88,144	229,504	174,743
Service	12,968	12,159	26,626	22,922

Total cost of revenue	130,960	100,303	256,130	197,665

Gross profit	110,844	70,213	211,297	133,767

Operating expenses
Research and development	25,556	22,272	49,779	43,859
Marketing, general and administrative	32,557	31,422	63,026	59,802

Total operating expenses	58,113	53,694	112,805	103,661

Operating income	52,731	16,519	98,492	30,106
Interest income	6,001	5,332	11,956	10,812
Interest expense	(207)	(394)	(537)	(443)
Other income (expense), net	(22)	1	693	(40)

Income before income taxes	58,503	21,458	110,604	40,435
Provision for income taxes	20,080	6,640	35,189	3,339

Net income	$38,423	$14,818	$75,415	$37,096

Weighted average shares outstanding - basic	54,664	56,945	55,041	56,646
Weighted average shares outstanding - diluted	55,834	57,717	56,164	57,410
Net income per share - basic	$0.70	$0.26	$1.37	$0.65
Net income per share - diluted	$0.69	$0.26	$1.34	$0.65

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Six Months Ended
	March 30, 2007	March 31, 2006
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$75,415	$37,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,976	6,589
Amortization of investment (discount) premium	(85)	497
Deferred income taxes	102	(2,304)
Stock-based compensation	10,393	9,889
Tax benefit from stock-based compensation	6,667	5,829
Excess tax benefits from stock-based compensation	(4,526)	(2,485)
Changes in assets and liabilities:
Accounts receivable	(55,677)	(4,026)
Inventories	(45,079)	8,400
Other current assets	(1,460)	15,323
Accounts payable	24,613	6,259
Accrued expenses	(3,792)	(19,081)
Product warranty	1,161	360
Deferred revenue	14,253	(3,098)
Other	(328)	(1,023)

Net cash provided by operating activities	28,633	58,225

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,721)	(4,541)
Proceeds from sales and maturities of investments	102,236	175,516
Purchase of investments	(86,673)	(213,735)

Net cash provided by (used in) investing activities	9,842	(42,760)

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of options and issuance of stock under the employee stock purchase plan	30,313	23,137
Excess tax benefits from stock-based compensation	4,526	2,485
Repurchase of common stock	(143,802)	(20,040)
Repayment of long-term debt	(228)	(209)

Net cash (used in) provided by financing activities	(109,191)	5,373

Effects of exchange rates on cash	(72)	912

Net (decrease) increase in cash and cash equivalents	(70,788)	21,750
Cash and cash equivalents at beginning of period	258,891	193,426

Cash and cash equivalents at end of period	$188,103	$215,176

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

These unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual report on Form 10-K filed by Varian Semiconductor with the SEC on December 7, 2006 for the fiscal year ended September 29, 2006. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three and six month periods ended March 30, 2007 are not necessarily indicative of the results to be expected for a full year or for any other period.

Note 2. Stock-Based Compensation

Varian Semiconductor adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment (Revised 2004),” (“SFAS No. 123(R)”) and related guidance, on a modified prospective basis as of October 1, 2005. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values. This includes stock options, restricted stock awards and employee stock purchases related to Varian Semiconductor’s Employee Stock Purchase Plan (“ESPP”). Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, less expected forfeitures, and is recognized as expense on a straight-line basis over the requisite service period.

The effect of recording stock-based compensation for the three and six month periods ended March 30, 2007 and March 31, 2006 was as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
	(Amounts in thousands except per share amounts)
Stock-based compensation expense by type of award:
Stock options	$2,768	$3,476	$5,449	$6,497
Restricted stock	2,789	2,228	4,426	3,009
Employee Stock Purchase Plan	253	221	518	471
Less: Amounts capitalized as inventory	—	—	—	(88)

Total stock-based compensation	5,810	5,925	10,393	9,889
Less: Tax effect on stock-based compensation	(1,989)	(1,828)	(3,319)	(3,017)

Net effect on income	$3,821	$4,097	$7,074	$6,872

Effect on earnings per share
Basic	$0.07	$0.07	$0.13	$0.12
Diluted	$0.07	$0.07	$0.13	$0.12

Effect of stock-based compensation on income by line item:
Cost of product revenue	$359	$278	$732	$497
Cost of service revenue	325	287	545	515
Research and development expense	1,050	968	1,962	1,987
Marketing, general and administrative expense	4,076	4,392	7,154	6,890
Provision for income taxes	(1,989)	(1,828)	(3,319)	(3,017)

Total cost related to stock-based compensation	$3,821	$4,097	$7,074	$6,872

Varian Semiconductor estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. Varian Semiconductor has determined that a blended volatility, using Varian Semiconductor’s historical and implied volatility measures and a peer group implied volatility, best reflects expected volatility over the expected term of the option. Varian Semiconductor believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of Varian Semiconductor’s stock options granted in the six month periods ended March 30, 2007 and March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Six Months Ended
	March 30, 2007	March 31, 2006
Expected life (in years)	4.1	4.2
Expected volatility	37.9%	38.9%
Risk-free interest rate	4.8%	4.5%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$14.63	$10.12

Stock Incentive Plan

The 2006 Stock Incentive Plan (“the Plan”), which replaced the Amended and Restated Omnibus Stock Plan upon shareholder approval on February 9, 2006, provides for the grant of non-qualified share-based awards to eligible employees, consultants and non-employee directors of Varian Semiconductor. As of March 30, 2007, there were a total of 6,601,385 shares reserved for future issuance under the Plan.

Stock option awards granted under the Plan generally have a life no longer than eight years after the date of the grant and generally vest as to 25% one year from date of grant with the remaining 75% vesting in twelve equal quarterly installments so that all options are vested at the end of four years.

Restricted stock awards are granted under the Plan at $0.01 per share and generally vest as to 25% one year from the date of grant with the remaining 75% vesting in twelve equal quarterly installments. In December 2006, the Board of Directors approved a performance-based restricted stock award to certain executives of Varian Semiconductor. Varian Semiconductor assesses the probability of these executives meeting the performance goals on a quarterly basis. The restricted stock awards will vest only if specified performance targets and service conditions, as established by the Compensation Committee, are satisfied for the fiscal year ending September 28, 2007.

Stock compensation expense associated with restricted common stock and restricted stock units is charged for the difference between the market value on the date of grant and the issuance price, less estimated forfeitures, and is amortized over the awards’ vesting period on a straight-line basis.

The following table summarizes the stock option and restricted stock activity as of and for the six month period ended March 30, 2007:

	Stock Option Activity				Unvested Restricted Stock Activity
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value
			(In years)	(In thousands)
Outstanding at September 29, 2006	4,546,855	$24.29			711,840	$30.25
Granted	388,974	40.01			263,049	40.86
Options exercised	(1,197,229)	23.93			—	—
Vesting of restricted stock	—	—			(78,666)	27.53
Forfeited/expired/cancelled	(56,891)	23.39			(10,383)	29.24

Outstanding at March 30, 2007	3,681,709	26.09	4.9	$100,486	885,840	$33.65

Options exercisable at March 30, 2007	2,017,302	$22.87	4.1	$61,549

As of March 30, 2007, the unrecognized compensation cost related to unvested stock options was $18.9 million before estimated forfeitures. This unrecognized balance will be recognized over an estimated weighted average amortization period of 2.6 years.

As of March 30, 2007, the unrecognized compensation cost related to unvested restricted stock was $26.2 million before estimated forfeitures. This unrecognized balance will be recognized over an estimated weighted average amortization period of 3.1 years.

The total intrinsic value of options exercised during the three and six month periods ended March 30, 2007 was $14.5 million and $24.9 million, respectively. The total intrinsic value of options exercised during the three and six month periods ended March 31, 2006 was $10.0 million and $15.7 million, respectively. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price.

The total fair value of restricted stock grants that vested during the three and six month periods ended March 30, 2007 was $1.5 million and $3.3 million, respectively. The total fair value of restricted stock grants that vested during the three and six month periods ended March 31, 2006 was $2.2 million and $2.7 million, respectively.

During the three months ended March 30, 2007, Varian Semiconductor awarded 12,855 restricted stock units which vested upon grant.

Employee Stock Purchase Plan

Employees of Varian Semiconductor who elect to participate in the ESPP are able to purchase common stock at the lower of 85% of the fair market value of Varian Semiconductor’s common stock on the first or last day of the applicable offering period. Typically, each offering period lasts six months. There were 59,849 shares purchased under the ESPP during the three months ended December 29, 2006. There were no shares purchased under the ESPP during the three months ended March 30, 2007. As of March 30, 2007, there were a total of 737,089 shares of common stock reserved for issuance under the ESPP. The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Six Months Ended
	March 30, 2007	March 31, 2006
Expected life (in years)	0.5	0.5
Expected volatility	41.5%	36.1%
Risk-free interest rate	5.1%	4.4%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$12.30	$7.88

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

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
	(Amounts in thousands, except per share data)
Numerator:
Net income	$38,423	$14,818	$75,415	$37,096

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	54,664	56,945	55,041	56,646
Effect of dilutive securities:
Stock options and restricted stock	1,170	772	1,123	764

Denominator for diluted net income per share	55,834	57,717	56,164	57,410

Net income per share - basic	$0.70	$0.26	$1.37	$0.65
Net income per share - diluted	$0.69	$0.26	$1.34	$0.65

For the three and six month periods ended March 30, 2007, 0.6 million and 0.6 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share. For the three and six month periods ended March 31, 2006, 1.4 million and 2.6 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share.

Note 4. Accounts Receivable

Accounts receivable consist of the following:

	March 30, 2007	September 29, 2006
	(Amounts in thousands)
Billed receivables	$183,366	$126,900
Allowance for doubtful accounts	(856)	(908)

Accounts receivable, net	$182,510	$125,992

Substantially all of Varian Semiconductor’s accounts receivable balance relates to trade receivables. Trade accounts receivable are recorded at the invoiced amounts and do not bear interest.

Note 5. Inventories

The components of inventories are as follows:

	March 30, 2007	September 29, 2006
	(Amounts in thousands)
Raw materials and parts	$76,972	$65,599
Work in process	49,866	36,224
Finished goods	48,390	32,106

Total inventories	$175,228	$133,929

Note 6. Accrued Expenses

The components of accrued expenses are as follows:

	March 30, 2007	September 29, 2006
	(Amounts in thousands)
Income taxes payable	$12,202	$12,291
Accrued incentives	11,132	11,887
Accrued employee benefits	10,718	10,029
Accrued payroll	4,614	5,408
Accrued retirement benefits	4,193	7,494
Other	7,477	6,838

Total accrued expenses	$50,336	$53,947

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

Product warranty activity for the first three and six months of fiscal years 2007 and 2006 was as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
	(Amounts in thousands)		(Amounts in thousands)
Beginning product warranty balance	$10,552	$9,033	$9,813	$8,585
Accruals for warranties issued during the period	3,167	3,036	7,088	6,295
Adjustments to pre-existing warranties	(110)	22	(469)	25
Fulfillments during the period	(2,579)	(3,165)	(5,402)	(5,979)

Ending product warranty balance	$11,030	$8,926	$11,030	$8,926

Current portion of product warranty	$10,114	$8,597
Long-term portion of product warranty	916	329

Total product warranty liability	$11,030	$8,926

Note 8. Deferred Revenue

The components of deferred revenue are as follows:

	March 30, 2007	September 29, 2006
	(Amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$48,392	$31,270
Extended warranties	12,199	11,351
Maintenance and service contracts	6,836	6,092
Other deferred revenue	1,712	5,880

Total deferred revenue	$69,139	$54,593

Current portion of deferred revenue	$63,483	$49,840
Long-term portion of deferred revenue	5,656	4,753

Total deferred revenue	$69,139	$54,593

Note 9. Commitments, Contingencies and Guarantees

Varian Semiconductor is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation would not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Varian Semiconductor.

As permitted under Delaware law, Varian Semiconductor has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at the request of Varian Semiconductor. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited; however, Varian Semiconductor has a Director and Officer insurance policy that limits its exposure and enables Varian Semiconductor to recover a portion of any future amounts paid. As a result of Varian Semiconductor’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of March 30, 2007.

Varian Semiconductor enters into indemnification agreements in the normal course of business. Pursuant to these agreements, Varian Semiconductor indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Varian Semiconductor customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to Varian Semiconductor products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited. Management believes the estimated fair value of these agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of March 30, 2007.

Varian Semiconductor also indemnifies certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Varian Semiconductor’s products and services or resulting from the acts or omissions of Varian Semiconductor, its employees, officers, authorized agents or subcontractors. Varian Semiconductor has general and umbrella insurance policies that limit its exposure under these indemnification obligations and guarantees. As a result of Varian Semiconductor’s insurance policy coverage, Varian Semiconductor believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of March 30, 2007.

Prior to the spin–off of Varian Semiconductor from Varian Associates, Inc. (“VAI”), Varian Semiconductor’s business was operated as the Semiconductor Equipment Business (“SEB”) of VAI. On April 2, 1999, VAI contributed its SEB to Varian Semiconductor, its Instruments Business to Varian, Inc. (“VI”), and changed its name to Varian Medical Systems, Inc. (“VMS”). In connection with the spin–off from VAI, Varian Semiconductor, VMS and VI entered into certain agreements which include a Distribution Agreement, an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, and a Transition Services Agreement (collectively, the “Distribution Related Agreements”) whereby Varian Semiconductor agreed to indemnify VMS and VI for any costs, liabilities or expenses relating to Varian Semiconductor’s legal proceedings. Under the Distribution Related Agreements, Varian Semiconductor has agreed to reimburse VMS for one–third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS. Varian Semiconductor believes the estimated fair value of the indemnification agreements is minimal, except as already recorded on the financial statements.

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

Varian Semiconductor also enters into purchase order commitments in the normal course of business. As of March 30, 2007, Varian Semiconductor had approximately $93.5 million of purchase order commitments with various suppliers.

Environmental Remediation

VAI has been named by the United States Environmental Protection Agency and third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI’s sale of its Electron Devices business during fiscal year 1995, and the sale of its Thin Film Systems business during fiscal year 1997). The Distribution Related Agreements provide that each of VMS, Varian Semiconductor and VI will indemnify the others for one–third of these environmental investigation and remediation costs, as adjusted for any insurance proceeds and tax benefits expected to be realized upon payment of these costs.

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.3 million in estimated environmental investigation and remediation costs for these sites and facilities as of March 30, 2007. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.1 million as of March 30, 2007, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.3 million as of March 30, 2007.

As of March 30, 2007, Varian Semiconductor’s environmental liability, based upon future environmental–related costs estimated by VMS as of that date and included in current and long–term accrued expenses, totaled $5.4 million, of which $0.4 million is classified as current.

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

Legal Proceedings

Varian Semiconductor is currently a party to several legal disputes related to employment and contract matters. While it is not possible to predict or determine the outcomes of the disputes, Varian Semiconductor believes the losses associated with these actions will not have a material adverse effect on its consolidated financial position or liquidity.

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

Varian Semiconductor’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly by comparing the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income (“OCI”). Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of income. There has been no amount of ineffectiveness recognized during the three and six month periods ended March 30, 2007. OCI associated with hedges of sales denominated in foreign currencies is reclassified to revenue upon recognition in income of the underlying hedged exposure.

The following table summarizes OCI activity associated with hedges of foreign currency denominated sales during the second quarter and first six months of fiscal year 2007:

Amount of Income
(Amounts in thousands)
Balance as of September 29, 2006	$399
Unrealized gain on cash flow hedging instruments	634
Realized gain on cash flow hedging instruments	(1,033)

Balance as of December 29, 2006	—

Unrealized loss on cash flow hedging instruments	(68)

Balance as of March 30, 2007	$(68)

Note 11. Comprehensive Income

The following table reconciles net income to comprehensive income for the second quarter and first six months of fiscal years 2007 and 2006:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
	(Amounts in thousands)		(Amounts in thousands)
Net income	$38,423	$14,818	$75,415	$37,096
Other comprehensive income (loss):
Unrealized (loss) gain on cash flow hedging instruments	(68)	390	566	1,306
Reclassification adjustment for gains on cash flow hedging instruments included in net income	—	(210)	(1,033)	(2,247)
Unrealized gain (loss) on investments	786	(130)	1,021	(320)
Reclassification adjustment for losses (gains) on investments included in net income	35	(31)	34	12
Tax (provision) benefit related to items of other comprehensive income (loss)	(254)	(6)	(200)	375

Comprehensive income	$38,922	$14,831	$75,803	$36,222

Note 12. Share Repurchase Program

Varian Semiconductor has an authorized repurchase program in place to purchase its common stock on the open market. In March 2007, the Board of Directors voted to increase the amount of funds that may be expended in repurchasing Varian Semiconductor’s common stock from $300 million to $400 million. In April 2007, the Board of Directors increased the repurchase authorization to $500 million. Varian Semiconductor plans to continue to execute authorized repurchases. Share repurchases under this authorization during the second quarter of fiscal year 2007 were as follows:

	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available for Repurchase
	(Amounts in thousands, except share and per share amounts)
As of December 29, 2006				$147,935
Fiscal month ending January 26, 2007	291,207	$12,746	$43.77	$135,189
Fiscal month ending February 23, 2007	668,044	29,740	44.52	$105,449
Additional authorization of $100 million - March, 2007				$205,449
Fiscal month ending March 30, 2007	1,159,095	57,960	50.00	$147,489

Total	2,118,346	$100,446	$47.42

Varian Semiconductor has repurchased an aggregate of 6,942,169 shares of its common stock through March 30, 2007 pursuant to this repurchase program since its inception in October 2004.

In addition to the repurchases made during the second quarter of fiscal year 2007, Varian Semiconductor repurchased 1,036,730 shares at total cost of $60.0 million between March 30, 2007 and May 4, 2007, the latest practicable date prior to the filing date of this quarterly report on Form 10-Q.

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

Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In the second quarter of fiscal year 2007, revenue from three customers accounted for 21%, 11% and 11%, respectively, of Varian Semiconductor’s total revenue. In the second quarter of fiscal year 2006, revenue from four customers accounted for 14%, 13%, 12% and 11%, respectively, of Varian Semiconductor’s total revenue. During the first six months of fiscal year 2007, revenue from one customer accounted for 17% of Varian Semiconductor’s total revenue. During the first six months of fiscal year 2006, revenue from three customers accounted for 13%, 12% and 11%, respectively, of Varian Semiconductor’s total revenue.

As of March 30, 2007, two customers represented 14% and 10%, respectively, of the total accounts receivable balance. As of September 29, 2006, two customers accounted for 15% and 11% of the total accounts receivable balance.

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North America	Europe	Japan	Taiwan	Korea	Other	Consolidated
	(Amounts in thousands)
Revenue—Three months ended:
March 30, 2007	$72,730	$10,412	$5,203	$56,445	$74,500	$22,514	$241,804
March 31, 2006	44,990	23,968	12,425	37,539	34,119	17,475	170,516

Revenue—Six months ended:
March 30, 2007	$121,309	$31,473	$35,209	$102,390	$118,902	$58,144	$467,427
March 31, 2006	75,482	40,755	40,819	62,040	81,131	31,205	331,432

Long-lived assets, net, as of:
March 30, 2007	$49,315	$363	$8,808	$454	$8,797	$1,407	$69,144
September 29, 2006	46,617	336	8,820	431	9,167	1,392	66,763

Note 14. Income Taxes

Varian Semiconductor’s effective tax rate is based on its current profitability outlook and its expectations of earnings from operations in the U.S. and other tax jurisdictions throughout the world.

Varian Semiconductor is currently exploring alternatives with respect to reorganizing the company to better align its processes with the geographic location of its customers and suppliers. It is expected that over the long-term, Varian Semiconductor will benefit from significant economic efficiencies, however over the next few quarters, its effective tax rate could increase materially depending on the nature, extent and timing of the realignment. Varian Semiconductor is currently evaluating the impact of various alternatives, and consequently, is not able at this time to provide an estimate of the impact, if implemented, on its consolidated financial statements.

Varian Semiconductor’s effective income tax rate was 31.8% for the first six months of fiscal year 2007. Varian Semiconductor recognized a benefit received in the first quarter of fiscal year 2007 related to the reinstatement of the research and development tax credit which reduced the effective tax rate by approximately 2 percentage points.

Varian Semiconductor’s effective income tax rate was 8.3% for the first six months of fiscal year 2006. The discrete income tax benefit received in the first quarter of fiscal year 2006, and other discrete items, reduced the tax rate by approximately 22 percentage points. In the first quarter of fiscal year 2006, Varian Semiconductor recognized an income tax benefit of $9.0 million related to the favorable conclusion of a multi-year examination. Additionally, Varian Semiconductor reduced other current assets by $8.0 million upon the receipt of a refund from the Internal Revenue Service. Included in interest income for the first six months of fiscal year 2006 is $1.3 million of interest income related to the final resolution of the examination.

In accordance with EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06–3”), Varian Semiconductor records certain taxes on a net basis (i.e. the taxes are excluded from revenues and costs). Taxes within the scope of EITF 06–3 are those that are imposed on and concurrent with a specific revenue–producing transaction, such as sales tax or value–added tax. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue.

Note 15. Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires employers that sponsor defined benefit plans to recognize the funded status of a benefit plan on its balance sheet; recognize gains, losses and prior service costs or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of other comprehensive income, net of tax; measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Most provisions of the statement will be effective for Varian Semiconductor for its fiscal year 2007, except for the requirement to measure benefits and obligations as of the employer’s fiscal year end, which will be effective for Varian Semiconductor’s fiscal year 2009. Varian Semiconductor is in the process of evaluating whether the adoption of this statement will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to measure items at fair value can be made on an instrument-by-instrument basis, but once the decision is made, it is permanent. This statement will be effective for Varian Semiconductor’s fiscal year 2009. Varian Semiconductor is in the process of evaluating the impact of this statement on its financial statements.

Note 16. Stock Split

On April 24, 2007, Varian Semiconductor announced that its Board of Directors approved a three-for-two stock split, to be effected in the form of a stock dividend, payable on May 30, 2007 to stockholders of record at the close of business on May 15, 2007. Cash will be paid in lieu of fractional shares.

The pro forma effect on the March 30, 2007 balance sheet is approximately a $300 thousand reclassification from capital in excess of par to common stock. Common shares issued, giving retroactive effect to the stock split at March 30, 2007 and September 29, 2006, would have been 91.0 million and 89.0 million shares, respectively.

Pro forma earnings per share, giving retroactive effect to the stock split, would have been as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Net income per share - basic (as reported)	$0.70	$0.26	$1.37	$0.65
Net income per share - basic (pro forma)	$0.47	$0.17	$0.91	$0.44

Net income per share - diluted (as reported)	$0.69	$0.26	$1.34	$0.65
Net income per share - diluted (pro forma)	$0.46	$0.17	$0.90	$0.43

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Varian Semiconductor is the leading supplier of ion implantation equipment used in the fabrication of semiconductor chips. Varian Semiconductor designs, manufactures, markets and services semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the world. Varian Semiconductor’s VIIStaTM ion implanter products are designed to leverage single wafer processing technology for the full range of semiconductor implant applications. Varian Semiconductor has shipped over 3,700 systems worldwide.

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

Varian Semiconductor’s business is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. In fiscal year 2004 Varian Semiconductor experienced an increase in business activity owing to a generally strengthening economy and increased demand for semiconductor equipment. During calendar year 2005, there was an 11% decline in worldwide ion implanter sales. However, due to market share gains, Varian Semiconductor’s fiscal year 2005 revenue increased 13% over fiscal year 2004 as customers migrated to single wafer systems, which favor Varian Semiconductor’s product offerings. Single wafer systems are now preferred over batch systems as they process wafers in such a way that results in higher yields for advanced device manufacturers. Varian Semiconductor’s 22% revenue increase in fiscal year 2006 from fiscal year 2005 was the result of both increases in worldwide ion implanter sales as well as Varian Semiconductor’s market share gains for the calendar year 2006. Varian Semiconductor expects to continue to gain market share throughout calendar year 2007.

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

The first table below shows Varian Semiconductor’s calendar year 2006 and 2005 market share, as reported by Gartner Dataquest in April 2007 and April 2006, respectively. Market share estimates are calculated on a subset of revenue, and information reported by Gartner Dataquest may not be consistent on a company by company basis. The second table below shows the total available market for ion implanter sales in calendar years 2006 and 2005, also reported by Gartner Dataquest in April 2007 and April 2006, respectively. The total available market represents an estimated worldwide total revenue for ion implanters sold by all companies which sell ion implanters during each of the calendar years.

Market Share			Total Available Market
	Calendar Year Ended			Calendar Year Ended
	December 31, 2006	December 31, 2005	(in millions)	December 31, 2006	December 31, 2005
By market			By market
Medium current	53%	58%	Medium current	$414	$330
High current	46%	38%	High current	720	598
High energy	17%	10%	High energy	230	194

Overall	43%	39%	Overall	$1,364	$1,122

Market Share and Total Available Market. Market share and total available market research data is also published by VLSI Research Inc. In April 2007, VLSI Research Inc. reported that Varian Semiconductor’s overall market share was 46% and that the total available market was $1,285 million for calendar year 2006.

Varian Semiconductor’s four point increase in market share and a 22% increase in the total available market for ion implanter sales, both as reported by Gartner Dataquest, has led to increased revenues during calendar year 2006, compared to calendar year 2005. Varian Semiconductor’s increase in high current market share is a result of the industry shift to single wafer implanters at advanced technology nodes (65nm and below). Varian Semiconductor began developing single wafer high current tools during 1994 and believes it is currently the industry leader. The increase in high energy market share is primarily related to customer mix in the total available market for high energy tools. The decrease in medium current market share is primarily related to market share decreases in Japan, where Varian Semiconductor has more competition in the medium current sector. Varian Semiconductor continues to invest in research and development to maintain its medium current market share lead.

Critical Accounting Policies and Significant Accounting Estimates

Varian Semiconductor’s discussion and analysis of its financial condition and results of operations are based upon Varian Semiconductor’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) The preparation of these consolidated financial statements requires Varian Semiconductor to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a continual basis, Varian Semiconductor evaluates its estimates, including those related to revenues, inventories, accounts receivable, long-lived assets, income taxes, warranty obligations, deferred revenue, post-retirement benefits, contingencies, stock-based compensation and foreign currencies. Varian Semiconductor continues to have the same critical accounting policies and estimates as are described in Item 7 in the annual report on Form 10-K for the fiscal year ended September 29, 2006, filed with the SEC on December 7, 2006. Varian Semiconductor operates in a highly cyclical and competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, customer and supplier lead times, and geographic and macroeconomic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. Varian Semiconductor bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also the factors discussed in the section titled “Risk Factors” in Part II, Item 1A.

Results of Operations

Revenue

The following table sets forth revenue by category for the three and six month periods ended March 30, 2007 and March 31, 2006:

	Fiscal Three Months Ended				Fiscal Six Months Ended
	March 30, 2007	March 31, 2006	Change	Percent Change	March 30, 2007	March 31, 2006	Change	Percent Change
Revenue	(Amounts in thousands)				(Amounts in thousands)
Product	$219,863	$150,649	$69,214	45.9%	$422,213	$289,375	$132,838	45.9%
Service	19,695	17,493	2,202	12.6%	41,172	38,054	3,118	8.2%
Royalty and license	2,246	2,374	(128)	-5.4%	4,042	4,003	39	1.0%

Revenue	$241,804	$170,516	$71,288	41.8%	$467,427	$331,432	$135,995	41.0%

Revenue by territory:
Asia Pacific	$158,662	$101,558	$57,104	56.2%	$314,645	$215,195	$99,450	46.2%
North America	72,730	44,990	27,740	61.7%	121,309	75,482	45,827	60.7%
Europe	10,412	23,968	(13,556)	-56.6%	31,473	40,755	(9,282)	-22.8%

Revenue	$241,804	$170,516	$71,288	41.8%	$467,427	$331,432	$135,995	41.0%

Product

During the second quarter and first six months of fiscal year 2007, product revenue was $219.9 million and $422.2 million, respectively, compared to $150.6 million and $289.4 million, respectively, for the same periods a year ago. The increase in product revenue in both the second quarter and first six months of fiscal year 2007 as compared to the same periods in fiscal year 2006 was primarily due to increased tool sales to memory customers. On a unit basis, the number of tools recorded in revenue increased 44% for the first six months of fiscal year 2007 compared to the first six months of fiscal year 2006. Most of this increase is attributable to the high current and medium current markets. Parts and upgrades sales for the second quarter and first six months of fiscal year 2007 also increased by approximately 30% and 25%, respectively, when compared to the same periods in fiscal year 2006.

Service

Service revenue during the second quarter and first six months of fiscal year 2007 was $19.7 million and $41.2 million, respectively, compared to $17.5 million and $38.1 million, respectively, for the same period a year ago. This increase is primarily related to increases in installation revenue resulting from increased tool sales. Additionally, installation revenue is influenced by shipment volume of systems, product mix, customer mix, timing of customer acceptance and the fair value of installations. As products mature and the installation requires less effort to complete, the fair value of installation revenue per system is reduced, which reduces installation revenue per tool.

Royalty and License

Royalty revenue during the second quarter and first six months of fiscal year 2007 was $2.2 million and $4.0 million, respectively, compared to $2.4 million and $4.0 million for the same period in fiscal 2006.

As a result of an arbitration agreement between Varian Semiconductor and Applied Materials, Inc. settled in the first quarter of fiscal year 2005, Varian Semiconductor has been receiving quarterly unit-based royalty payments from Applied Materials, Inc. Varian Semiconductor will receive its last quarterly payment in the quarter ending June 29, 2007, and as a result, Varian Semiconductor expects royalty revenues to decline in subsequent quarters.

Customers

During the second quarter of fiscal year 2007, revenue from three customers accounted for 21%, 11% and 11%, respectively, of Varian Semiconductor’s total revenue, compared to four customers accounting for 14%, 13%, 12% and 11% of revenue, respectively, during the second quarter of fiscal year 2006. During the first six months of fiscal year 2007, revenue from one customer accounted for 17% of Varian Semiconductor’s total revenue, compared to three customers accounting for 13%, 12% and 11% of revenue, respectively, during the first six months of fiscal year 2006. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given reporting period (see also “Risk Factors”).

Shipment Mix

Varian Semiconductor’s tools are used primarily for 300mm and 200mm wafer size implants. In addition, Varian Semiconductor’s tools are used in two major markets – memory and logic– for integrated circuits. The following table sets forth tool shipments by wafer size and market, as a percent of total tool shipments, for the second quarter and first six months of fiscal years 2007 and 2006. Percentages are based on the number of tools shipped during the respective period.

	Fiscal Three Months Ended			Fiscal Six Months Ended
	March 30, 2007	March 31, 2006	Percent Change	March 30, 2007	March 31, 2006	Percent Change
By wafer size
300mm	91%	71%	28%	87%	75%	16%
200mm	9%	29%	-69%	13%	25%	-48%

Shipments	100%	100%		100%	100%

By market
Memory	73%	52%	40%	78%	60%	30%
Logic	27%	48%	-44%	22%	40%	-45%

Shipments	100%	100%		100%	100%

Cost of Product Revenue

Cost of product revenue was $118.0 million and gross margin was 46% for the second quarter of fiscal year 2007, compared to the cost of product revenue of $88.1 million and gross margin of 41% for the second quarter of fiscal year 2006. For the first six months of fiscal year 2007, the cost of product revenue was $229.5 million and gross margin was 46%, compared to the cost of product revenue of $174.7 million and gross margin of 40% for the first six months of fiscal year 2006. The primary reasons for the increase in gross margin in the second quarter and first six months of fiscal 2007 are customer and product mix, and the increased tool volume, which lead to more efficient factory operations. In addition, higher upgrades and parts sales positively impacted gross margin as they generally have higher margins than system sales. Furthermore, the first quarter of fiscal year 2006 saw a lower than normal gross product margin due to increased costs associated with new account penetration initiatives.

Cost of Service Revenue

Cost of service revenue was $13.0 million and gross margin was 34% for the second quarter of fiscal year 2007, compared to a cost of service revenue of $12.2 million and gross margin of 30% for the second quarter of fiscal year 2006. Cost of service revenue was $26.6 million and gross margin was 35% for the first six months of fiscal year 2007, compared to a cost of service revenue of $22.9 million and gross margin of 40% for the first six months of fiscal year 2006. Fluctuations in service margins are attributed to the change in installation margins, which are influenced by product and regional mix. The fair value of installations is assessed periodically and is largely based upon the historical experience of the effort and cost to complete installations.

Research and Development

Research and development expenses were $25.6 million and $49.8 million, respectively, for the second quarter and first six months of fiscal year 2007, compared to $22.3 million and $43.9 million, respectively, for the same periods in fiscal year 2006. The increase in research and development spending is attributable to Varian Semiconductor’s rapid product development cycle and continuing efforts to improve productivity and technical development of its products. In addition to maintaining its leadership position in the markets for medium current and high current implanters, Varian Semiconductor continues to invest in new and next generation products.

Marketing, General and Administrative

Marketing, general and administrative expenses were $32.6 million and $63.0 million, respectively, for the second quarter and first six months of fiscal year 2007, compared to $31.4 million and $59.8 million, respectively, for the same periods in fiscal year 2006. The increases for both the second quarter and first six months were due to increases in incentive compensation and spending in IT and finance as Varian Semiconductor investigates opportunities to better align its processes with the geographic location of its customers and suppliers. The increases were partially offset by lower legal expenses. The prior year had unusually high legal expenses related to the settlement of certain legal disputes.

Interest Income and Interest Expense

During the second quarter and first six months of fiscal year 2007, Varian Semiconductor earned $5.8 million and $11.4 million, respectively, in net interest income, compared to $4.9 million and $10.4 million, respectively, for the same periods of fiscal year 2006. Interest income for the first quarter of fiscal year 2006 included $1.3 million related to the release of tax refunds by the Internal Revenue Service (“IRS”) upon the conclusion of a multi-year tax examination. Higher rates of return have led to higher interest income from investments in the first six months of fiscal year 2007 compared to the first six months of fiscal year 2006. This was partially offset by the fact that during the latter half of fiscal year 2006 Varian Semiconductor began investing in cash equivalents whose interest was exempt from taxation under the Internal Revenue Code. The rates of return on these cash equivalents were approximately 33% lower than rates earned on comparable fully-taxable cash equivalents.

Other Income (Expense), Net

Other income (expense), net, was less than $0.1 million in expense and $0.7 million in income, respectively, for the second quarter and first six months of fiscal year 2007, compared to less than $0.1 million in income and less than $0.1 million in expense, respectively, for the same periods of fiscal year 2006. Other income for the first quarter of fiscal 2007 included $0.8 million for the reversal of a liability related to the expiration of the statute of limitations on a pre-spin liability.

Provision for Income Taxes

Varian Semiconductor’s effective income tax rate was a provision of 31.8% for the first six months of fiscal year 2007 and a provision of 8.3% for the same period in fiscal year 2006. The 2007 provision was offset by a cumulative retroactive benefit related to the extension of the research and development tax credit. The discrete income tax benefit received in the first six months of fiscal year 2007 reduced the effective tax rate by approximately two percentage points. The lower 2006 provision related primarily to the favorable conclusion of a multi-year examination by the IRS. The discrete income tax benefit received in the first six months of fiscal year 2006 and other discrete items reduced the tax rate by approximately 22 percentage points. The increase in the effective rate, exclusive of the benefits received, is primarily due to increased profits on increased sales and the phase out of the ETI exclusion. The rate is lower than the U.S. federal statutory rate principally due to credits and lower-taxed foreign income. Future tax rates may vary from the historic rates depending on the worldwide composition of earnings and the continuing availability of income tax credits as well as the potential resolution of tax contingencies.

Varian Semiconductor is currently exploring alternatives with respect to reorganizing the company to better align its processes with the geographic location of its customers and suppliers. It is expected that over the long-term, Varian Semiconductor will benefit from significant economic efficiencies, however over the next few quarters, its effective tax rate could increase materially depending on the nature, extent and timing of the realignment. Varian Semiconductor is currently evaluating the impact of various alternatives, and consequently, is not able at this time to provide an estimate of the impact, if implemented, on its consolidated financial statements.

Net Income

As a result of the foregoing factors, in the second quarter and first six months of fiscal year 2007, Varian Semiconductor recorded net income of $38.4 million and $75.4 million, respectively, compared to net income of $14.8 million and $37.1 million, respectively for the same periods of fiscal year 2006. Net income per diluted share was $0.69 for the second quarter of fiscal year 2007, compared to net income per diluted share of $0.26 for the second quarter of fiscal year 2006. Net income per diluted share was $1.34 for the first six months of fiscal year 2007, compared to net income per diluted share of $0.65 for the first six months of fiscal year 2006.

Liquidity and Capital Resources

Varian Semiconductor generated $28.6 million of cash from operations during the first six months of fiscal year 2007, compared to $58.2 million of cash generated from operations during the first six months of fiscal year 2006. Cash provided by operations in the first six months of fiscal year 2007 was primarily a result of net income of $75.4 million, plus non-cash expenses such as stock-based compensation of $10.4 million and depreciation and amortization of $7.0 million. Also contributing to cash from operations were increases in accounts payable and deferred revenue of $24.6 million and $14.3 million, respectively. These changes were partially offset by a $55.7 million increase in accounts receivable and a $45.1 million increase in inventories. The increase in accounts payable is mainly related to the timing of inventory receipts and payments throughout the second quarter of fiscal year 2007. The increase in deferred revenue is related to the timing of tool shipments within the quarter. The increase in accounts receivable is related to the volume of revenue recognized during the latter portion of the second quarter of fiscal year 2007. The increase in inventories is related to an increase in the manufacturing build schedule for the third quarter of fiscal year 2007.

Cash provided by operations of $58.2 million in the first six months of fiscal year 2006 was primarily a result of net income of $37.1 million, plus non-cash expenses such as stock-based compensation of $9.9 million and depreciation and amortization of $6.6 million. Also contributing to cash from operations were decreases in other current assets of $15.3 million and inventories of $8.4 million, and an increase in accounts payable of $6.3 million. These changes were partially offset by a $19.1 million decrease in accrued expenses. The decrease in other current assets is related to the receipt of refunds from the IRS associated with the conclusion of a multi-year tax examination and the high number of completed tool installations during the quarter, which reduced the amount of capitalized costs related to installations. The decrease in inventory is primarily related to a lower finished goods inventory balance and an increase in inventory turns. The increase in accounts payable is related to a higher manufacturing build schedule. The decrease in accrued expenses relates to a decrease in income taxes payable due to the conclusion of the tax examination and a decrease in accrued incentive compensation due to payments made.

Varian Semiconductor generated $9.8 million from investing activities during the first six months of fiscal 2007 and used $42.8 million in the first six months of fiscal 2006. Varian Semiconductor received proceeds from sales and maturities of investments of $102.2 million during the period, partially offset by $86.7 million used for the purchase of investments during the first six months of fiscal year 2007, and $5.7 million of cash and cash equivalents used for the purchase of property, plant and equipment during the same period. In the first six months of fiscal year 2006, Varian Semiconductor used $213.7 million of cash and cash equivalents for the purchase of investments and $4.5 million for the purchase of property, plant and equipment. This was partially offset by proceeds from sales and maturities of investments of $175.5 million during the first six months of fiscal year 2006. Due to the share repurchase program it is pursuing, Varian Semiconductor is using cash from investing activities to repurchase shares of its common stock, rather than using cash to invest in short and long term investments as it has historically.

During the first six months of fiscal year 2007, Varian Semiconductor used $109.2 million of cash for financing activities, primarily to repurchase $143.8 million of treasury stock. This was partially offset by $30.3 million of cash received from the issuance of common stock upon the exercise of stock options and the issuance of common stock under the Employee Stock Purchase Plan. During the first six months of fiscal year 2006, Varian Semiconductor generated $5.4 million of cash from financing activities, primarily due to $23.1 million received from the issuance of common stock upon the exercise of stock options and the issuance of common stock under the Employee Stock Purchase Plan, offset by $20.0 million used for the repurchase of treasury stock.

Varian Semiconductor’s Board of Directors adopted a share repurchase program on October 22, 2004, pursuant to which Varian Semiconductor was authorized to expend up to $100 million in repurchasing its common stock under the program. Since then, the Board of Directors has successively increased the program to its current authorization of $500 million, with the most recent increase occurring in April, 2007. In the second quarter of fiscal year 2007, Varian Semiconductor repurchased over 2 million shares at a weighted-average price of $47.42 per share. In the second quarter of fiscal year 2006, Varian Semiconductor did not repurchase any shares of its common stock. As of May 4, 2007, Varian Semiconductor had $187.5 million remaining in its repurchase authorization. Varian Semiconductor expects to continue to repurchase shares of its common stock in the foreseeable future and also expects that its Board of Directors will increase the repurchase authorization. However, whether such repurchases will continue may depend on the market price of Varian Semiconductor’s common stock, financial and business conditions, and other factors.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash, cash equivalents and investments of $464.9 million at March 30, 2007 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments, environmental contingencies and cash requirements for the foreseeable future.

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

Contractual Obligations

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of income. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of March 30, 2007 have not been included in the consolidated balance sheets and statements of income included under Item 1. Consolidated Financial Statements; however, they have been disclosed in the following table in order to provide a more complete picture of Varian Semiconductor’s financial position and liquidity.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years
	(Amounts in thousands)
Operating leases	$2,032	$1,739	$278	$15
Purchase order commitments	93,469	93,458	11	—

Total commitments	$95,501	$95,197	$289	$15

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc. (“VAI”), now known as Varian Medical Systems, Inc. (“VMS”) (See Note 9. Commitments, Contingencies and Guarantees in the Notes to the Unaudited Interim Consolidated Financial Statements). During the first six months of fiscal year 2007, Varian Semiconductor was charged by VMS $0.4 million in settlement of these obligations. During the first six months of fiscal year 2006, Varian Semiconductor was charged by VMS $0.5 million in settlement of these obligations.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires employers that sponsor defined benefit plans to recognize the funded status of a benefit plan on its balance sheet; recognize gains, losses and prior service costs or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of other comprehensive income, net of tax; measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Most provisions of the statement will be effective for Varian Semiconductor for its fiscal year 2007, except for the requirement to measure benefits and obligations as of the employer’s fiscal year end, which will be effective for Varian Semiconductor’s fiscal year 2009. Varian Semiconductor is in the process of evaluating whether the adoption of this statement will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to measure items at fair value can be made on an instrument-by-instrument basis, but once the decision is made, it is permanent. This statement will be effective for Varian Semiconductor’s fiscal year 2009. Varian Semiconductor is in the process of evaluating the impact of this statement on its financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

As a multinational company, Varian Semiconductor faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as Varian Semiconductor’s business practices evolve and could impact Varian Semiconductor’s financial results. [However, based on the results of an annual test, a 10% change in the exchange rate of the U.S. dollar against other major currencies would not have a material effect on Varian Semiconductor’s results of operations.] Historically, Varian Semiconductor’s primary exposures have resulted from non-U.S. dollar-denominated sales and purchases in Asia Pacific and Europe. Varian Semiconductor does not enter into forward exchange contracts for trading purposes. Varian Semiconductor’s forward exchange contracts generally range from one to nine months in original maturity. No forward exchange contract exceeds one year in original maturity.

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange loss for the second quarter and first six months of fiscal year 2007 was $8 thousand and $143 thousand, respectively. For the second quarter and first six months of fiscal year 2006, the aggregate exchange loss was $55 thousand and $41 thousand, respectively.

Forward exchange contracts outstanding are summarized as follows (amounts in thousands):

	March 30, 2007			September 29, 2006
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Singapore Dollar	$2,573	1.52	$2,581	$1,239	1.57	$1,224
Korean Won	1,242	940.40	1,241	2,251	947.68	2,254
Euro	1,031	0.76	1,042	—	—	—
New Taiwan Dollar	918	33.01	916	2,227	32.83	2,215
Japanese Yen	—	—	—	4,133	117.60	4,132
Israeli Shekel	—	—	—	51	4.30	51

Total foreign currency purchase contracts	$5,764		$5,780	$9,901		$9,876

Foreign currency sell contracts:
Japanese Yen	$19,179	117.12	$19,137	$10,265	117.72	$10,272
Korean Won	2,374	943.61	2,381	3,232	961.90	3,286
Euro	466	0.75	465	205	0.78	203
Singapore Dollar	375	1.52	377	—	—	—
New Taiwan Dollar	278	33.04	278	61	32.91	61
Israeli Shekel	173	4.22	175	203	4.37	206
British Pound	—	—	—	78	0.53	77

Total foreign currency sell contracts	$22,845		$22,813	$14,044		$14,105

Total contracts	$28,609		$28,593	$23,945		$23,981

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

Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of operations. There was one forward foreign exchange sell contract designated as a hedge of a product sale in Japanese Yen outstanding at March 30, 2007.

There was an unrealized loss of $68 thousand on one forward Yen contract as of March 30, 2007. There were approximately $700 thousand in net unrealized gains on forward Yen revenue contracts as of September 29, 2006. The fair value of forward exchange contracts generally reflects the estimated amounts that Varian Semiconductor would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of Varian Semiconductor’s exposure.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities. Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and investments. Varian Semiconductor maintains cash investments primarily in U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at March 30, 2007 and September 29, 2006 were $182.2 million and $234.1 million, respectively. At March 30, 2007 and September 29, 2006, Varian Semiconductor’s investments were $276.8 million and $290.6 million, respectively, and consisted primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings of AA or better.

Commodity Price Risk

Varian Semiconductor is not exposed to material commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of March 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of March 30, 2007, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 30, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required by this Item is provided in Note 9. Commitments, Contingencies and Guarantees to the Unaudited Interim Consolidated Financial Statements under Part I, Item 1 and is incorporated herein by reference.

ITEM 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q, in evaluating Varian Semiconductor and its business. If any of the following risks occur, Varian Semiconductor’s business, financial condition and operating results could be materially adversely affected. The following risk factors restate and supersede the risk factors previously disclosed in Item 1A. of Varian Semiconductor’s 2006 Annual Report on Form 10-K for the year ended September 29, 2006.

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

Varian Semiconductor’s outsource providers may fail to perform as expected.

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

The following table provides information about purchases by Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”) during the quarter ended March 30, 2007 of equity securities that are registered by Varian Semiconductor pursuant to Section 12 of the Securities Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
December 30, 2006 - January 26, 2007	291,207	43.77	291,207	$135,189
January 27, - February 23, 2007	668,044	44.52	668,044	$105,449
February 24 - March 30, 2007	1,159,095	50.00	1,159,095	$147,489
Total: (3)	2,118,346	47.42	2,118,346	$147,489

(1)	Varian Semiconductor repurchased an aggregate of 6,942,169 shares of its common stock through March 30, 2007 pursuant to the repurchase program that was first announced in October, 2004 (the “Program”).
(2)	At the beginning of the quarter ended March 30, 2007, Varian Semiconductor had an existing authorization to expend up to $300 million in repurchasing common stock under the Program. In March, 2007, Varian Semiconductor’s Board of Directors amended the Program by increasing the amount of funds that may be expended in repurchasing common stock from $300 million to $400 million. In April, 2007, the Board of Directors increased the repurchase authorization to $500 million. The program does not have a fixed expiration date.
(3)	In addition to the repurchases made during the quarter ended March 30, 2007, Varian Semiconductor has repurchased 1,036,730 shares at total cost of $60.0 million between March 30, 2007 and May 4, 2007, the latest practicable date prior to the filing date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were submitted to a vote of the stockholders at the 2007 Annual Meeting of Stockholders of Varian Semiconductor held on February 5, 2007: (1) the election of two Class II Directors for the ensuing three years; and (2) the ratification of PricewaterhouseCoopers LLP as Varian Semiconductor’s independent accountants for the fiscal year ending September 28, 2007. The number of shares of common stock eligible to vote as of the record date of December 15, 2006 was 56,051,437 shares. Each of these matters was approved by the requisite vote of the stockholders. Set forth below is the number of votes cast for, against, or withheld, and the number of abstentions and broker non-votes.

NOTE: The 2007 Annual Meeting of Stockholders of Varian Semiconductor was held prior to the three-for-two stock split effected as a dividend, therefore the vote tallies shown below represent pre-split shares.

Proposal 1 – To elect two Class II Directors, each for a three-year term.

	For	Against	Withheld	Broker Non-Votes
Xun Chen	47,497,128	—	4,242,732	—
Dennis G. Schmal	50,798,438	—	941,422	—

Each of the following directors who were not up for reelection at the Annual Meeting of Shareholders continues to serve as a director following the Annual Meeting of Shareholders: Messrs. Aurelio, Dickerson and Dutton and Ms. Tallett.

Proposal 2 – To ratify the selection of PricewaterhouseCoopers LLP as Varian Semiconductor’s independent registered public accounting firm for the fiscal year ending September 28, 2007.

	For	Against	Abstain	Broker Non-Votes
	49,302,010	2,381,096	56,754	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 8, 2007