Form 10-Q
period 2007-06-29
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2007-08-06
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

Shares of common stock outstanding at July 31, 2007: 76,476,558

An index of exhibits filed with this Form 10-Q is located on page 31.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 29, 2007	September 29, 2006
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$157,635	$258,891
Short-term investments	105,569	154,810
Accounts receivable, net	183,947	125,992
Inventories	197,258	133,929
Deferred income taxes	32,044	31,592
Other current assets	19,888	18,102

Total current assets	696,341	723,316
Long-term investments	110,403	135,777
Property, plant and equipment, net	63,753	62,249
Goodwill	12,280	12,280
Other assets	4,541	4,744

Total assets	$887,318	$938,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$498	$466
Accounts payable	54,511	45,937
Accrued expenses	48,133	41,656
Income taxes payable	32,123	12,291
Product warranty	11,385	8,934
Deferred revenue	93,588	49,840

Total current liabilities	240,238	159,124
Long-term accrued expenses and other liabilities	20,516	17,300
Deferred income taxes	3,246	3,722
Long-term debt	2,892	3,270

Total liabilities	266,892	183,416

Commitments, contingencies and guarantees (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 91,704,526 shares issued and 77,374,178 outstanding at June 29, 2007; 88,962,816 shares issued and 83,341,483 outstanding at September 29, 2006	917	593
Capital in excess of par value	520,341	453,229
Less: Cost of 14,330,348 and 5,621,333 shares of common stock held in treasury at June 29, 2007 and September 29, 2006, respectively	(410,177)	(108,910)
Retained earnings	509,815	411,014
Accumulated other comprehensive loss	(470)	(976)

Total stockholders’ equity	620,426	754,950

Total liabilities and stockholders’ equity	$887,318	$938,366

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(Amounts in thousands, except per share data)
Revenue
Product	$264,253	$162,656	$686,466	$452,031
Service	21,940	20,747	63,112	58,801
Royalty and license	2,565	2,783	6,607	6,786

Total revenue	288,758	186,186	756,185	517,618

Cost of revenue
Product	139,736	91,869	369,240	266,612
Service	13,287	13,222	39,913	36,144

Total cost of revenue	153,023	105,091	409,153	302,756

Gross profit	135,735	81,095	347,032	214,862

Operating expenses
Research and development	26,267	22,872	76,046	66,731
Marketing, general and administrative	31,498	27,829	94,524	87,631

Total operating expenses	57,765	50,701	170,570	154,362

Operating income	77,970	30,394	176,462	60,500
Interest income	4,691	5,801	16,647	16,613
Interest expense	(191)	(46)	(728)	(489)
Other (expense) income, net	(292)	651	401	611

Income before income taxes	82,178	36,800	192,782	77,235
Provision for income taxes	58,792	12,126	93,981	15,465

Net income	$23,386	$24,674	$98,801	$61,770

Weighted average shares outstanding—basic	79,052	85,151	81,392	85,029
Weighted average shares outstanding—diluted	81,116	86,210	83,297	86,166
Net income per share—basic	$0.30	$0.29	$1.21	$0.73
Net income per share—diluted	$0.29	$0.29	$1.19	$0.72

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Nine Months Ended
	June 29, 2007	June 30, 2006
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$98,801	$61,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,526	9,801
Amortization of investment premium	21	619
Deferred income taxes	(928)	(4,628)
Stock-based compensation	15,531	14,372
Tax benefit from stock-based compensation	11,904	6,158
Excess tax benefits from stock-based compensation	(8,597)	(2,575)
Changes in assets and liabilities:
Accounts receivable	(57,793)	(27,175)
Inventories	(67,109)	(4,744)
Other current assets	(1,786)	17,479
Accounts payable	8,549	13,964
Accrued expenses	26,257	(6,110)
Product warranty	2,382	1,079
Deferred revenue	46,072	(963)
Other	(661)	(746)

Net cash provided by operating activities	83,169	78,301

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,261)	(9,776)
Proceeds from sales and maturities of investments	165,174	295,986
Purchase of investments	(88,831)	(315,337)

Net cash provided by (used in) investing activities	68,082	(29,127)

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of options and issuance of stock under the employee stock purchase plan	40,003	26,989
Excess tax benefits from stock-based compensation	8,597	2,575
Repurchase of common stock	(301,267)	(53,833)
Repayment of long-term debt	(346)	(316)

Net cash used in financing activities	(253,013)	(24,585)

Effects of exchange rates on cash	506	502

Net (decrease) increase in cash and cash equivalents	(101,256)	25,091
Cash and cash equivalents at beginning of period	258,891	193,426

Cash and cash equivalents at end of period	$157,635	$218,517

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

These unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual report on Form 10-K filed by Varian Semiconductor with the SEC on December 7, 2006 for the fiscal year ended September 29, 2006. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three and nine month periods ended June 29, 2007 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

The effect of recording stock-based compensation for the three and nine month periods ended June 29, 2007 and June 30, 2006 was as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(Amounts in thousands except per share amounts)
Stock-based compensation expense by type of award:
Stock options	$2,563	$2,617	$8,012	$9,114
Restricted stock	2,344	1,623	6,770	4,632
Employee Stock Purchase Plan	231	244	749	715
Less: Amounts capitalized as inventory	—	—	—	(88)

Total stock-based compensation	5,138	4,484	15,531	14,373
Less: Tax effect on stock-based compensation	(4,252)	(1,467)	(7,571)	(4,484)

Net effect on income	$886	$3,017	$7,960	$9,889

Effect on earnings per share
Basic	$0.01	$0.04	$0.10	$0.12
Diluted	$0.01	$0.03	$0.10	$0.11
Effect of stock-based compensation on income by line item:
Cost of product revenue	$340	$273	$1,072	$770
Cost of service revenue	297	219	842	734
Research and development expense	1,001	817	2,963	2,804
Marketing, general and administrative expense	3,500	3,175	10,654	10,065
Provision for income taxes	(4,252)	(1,467)	(7,571)	(4,484)

Total cost related to stock-based compensation	$886	$3,017	$7,960	$9,889

Varian Semiconductor estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. Varian Semiconductor has determined that a blended volatility, using Varian Semiconductor’s historical and implied volatility measures and a peer group implied volatility, best reflects expected volatility over the expected term of the option. Varian Semiconductor believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of Varian Semiconductor’s stock options granted in the nine month periods ended June 29, 2007 and June 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	June 29, 2007	June 30, 2006
Expected life (in years)	4.0	4.2
Expected volatility	38.2%	38.9%
Risk-free interest rate	4.8%	4.8%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$11.03	$11.71

Stock Incentive Plan

The 2006 Stock Incentive Plan (the” Plan”), which replaced the Amended and Restated Omnibus Stock Plan upon shareholder approval on February 9, 2006, provides for the grant of non-qualified share-based awards to eligible employees, consultants and non-employee directors of Varian Semiconductor. As of June 29, 2007, a total of 9,793,120 shares were reserved for future issuance under the Plan.

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

The following table summarizes the stock option and restricted stock activity as of and for the nine month period ended June 29, 2007:

	Stock Option Activity				Unvested Restricted Stock Activity
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value
			(In years)	(In thousands)
Outstanding at September 29, 2006	6,820,047	$16.19			1,067,511	$20.17
Granted	740,765	30.08			406,046	27.64
Options exercised	(2,305,568)	16.00
Vesting of restricted stock					(284,849)	19.65
Forfeited/expired/cancelled	(137,816)	16.82			(31,802)	22.76

Outstanding at June 29, 2007	5,117,428	18.27	4.8	$111,901	1,156,906	$22.85

Options exercisable at June 29, 2007	2,817,240	$15.08	4.0	$70,382

As of June 29, 2007, the unrecognized compensation cost related to unvested stock options was $18.3 million before estimated forfeitures. This unrecognized balance will be recognized over an estimated weighted average amortization period of 2.7 years.

As of June 29, 2007, the unrecognized compensation cost related to unvested restricted stock was $24.1 million before estimated forfeitures. This unrecognized balance will be recognized over an estimated weighted average amortization period of 2.9 years.

The total intrinsic value of options exercised during the three and nine month periods ended June 29, 2007 was $13.7 million and $38.6 million, respectively. The total intrinsic value of options exercised during the three and nine month periods ended June 30, 2006 was $1.1 million and $16.8 million, respectively. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price.

The total fair value of restricted stock grants that vested during the three and nine month periods ended June 29, 2007 was $7.0 million and $10.4 million, respectively. The total fair value of restricted stock grants that vested during the three and nine month periods ended June 30, 2006 was $0.4 million and $3.0 million, respectively.

During the three months ended June 29, 2007, Varian Semiconductor awarded 3,750 restricted stock units which vested upon grant. During the nine months ended June 29, 2007, Varian Semiconductor awarded a total of 23,030 restricted stock units which vested upon grant.

Employee Stock Purchase Plan

Employees of Varian Semiconductor who elect to participate in the ESPP are able to purchase common stock at the lower of 85% of the fair market value of Varian Semiconductor’s common stock on the first or last day of the applicable offering period. Typically, each offering period lasts six months. There were 89,638 shares purchased under the ESPP during the offering period ended December 29, 2006. There were 58,914 shares purchased under the ESPP during the offering period ended June 29, 2007. As of June 29, 2007, there were a total of 1,046,541 shares of common stock reserved for issuance under the ESPP. The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Nine Months Ended
	June 29, 2007	June 30, 2006
Expected life (in years)	0.5	0.5
Expected volatility	41.5%	36.1%
Risk-free interest rate	5.1%	4.4%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$8.20	$5.25

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

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(Amounts in thousands, except per share data)
Numerator:
Net income	$23,386	$24,674	$98,801	$61,770

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	79,052	85,151	81,392	85,029
Effect of dilutive securities:
Stock options and restricted stock	2,064	1,059	1,905	1,137

Denominator for diluted net income per share	81,116	86,210	83,297	86,166

Net income per share—basic	$0.30	$0.29	$1.21	$0.73
Net income per share—diluted	$0.29	$0.29	$1.19	$0.72

For the three and nine month periods ended June 29, 2007, 0.1 million and 0.5 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share. For the three and nine month periods ended June 30, 2006, 2.4 million and 3.8 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share.

Note 4. Accounts Receivable

Accounts receivable consist of the following:

	June 29, 2007	September 29, 2006
	(Amounts in thousands)
Billed receivables	$184,734	$126,900
Allowance for doubtful accounts	(787)	(908)

Accounts receivable, net	$183,947	$125,992

Substantially all of Varian Semiconductor’s accounts receivable balance relates to trade receivables. Trade accounts receivable are recorded at the invoiced amounts and do not bear interest.

Note 5. Inventories

The components of inventories are as follows:

	June 29, 2007	September 29, 2006
	(Amounts in thousands)
Raw materials and parts	$80,915	$65,599
Work in process	49,809	36,224
Finished goods	66,534	32,106

Total inventories	$197,258	$133,929

Note 6. Accrued Expenses

The components of accrued expenses are as follows:

	June 29, 2007	September 29, 2006
	(Amounts in thousands)
Accrued incentives	$13,965	$11,887
Accrued employee benefits	11,116	10,029
Accrued payroll	7,405	5,408
Accrued retirement benefits	6,045	7,494
Other	9,602	6,838

Total accrued expenses	$48,133	$41,656

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

Product warranty activity for the first three and nine months of fiscal years 2007 and 2006 was as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(Amounts in thousands)		(Amounts in thousands)
Beginning product warranty balance	$11,032	$8,926	$9,813	$8,585
Accruals for warranties issued during the period	4,702	3,071	11,790	9,366
Adjustments to pre-existing warranties	(235)	192	(704)	217
Fulfillments during the period	(3,299)	(2,518)	(8,699)	(8,497)

Ending product warranty balance	$12,200	$9,671	$12,200	$9,671

Current portion of product warranty	$11,385
Long-term portion of product warranty	815

Total product warranty liability	$12,200

Note 8. Deferred Revenue

The components of deferred revenue are as follows:

	June 29, 2007	September 29, 2006
	(Amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$79,055	$31,270
Extended warranties	18,407	11,351
Maintenance and service contracts	3,145	6,092
Other deferred revenue	384	5,880

Total deferred revenue	$100,991	$54,593

Current portion of deferred revenue	$93,588	$49,840
Long-term portion of deferred revenue	7,403	4,753

Total deferred revenue	$100,991	$54,593

Note 9. Commitments, Contingencies and Guarantees

From time to time, in the ordinary course of business, Varian Semiconductor is a party to legal proceedings and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation would not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Varian Semiconductor.

As permitted under Delaware law, Varian Semiconductor has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at the request of Varian Semiconductor. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited; however, Varian Semiconductor has a Director and Officer insurance policy that limits its exposure and enables Varian Semiconductor to recover a portion of any future amounts paid. As a result of Varian Semiconductor’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of June 29, 2007.

Varian Semiconductor enters into indemnification agreements in the normal course of business. Pursuant to these agreements, Varian Semiconductor indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Varian Semiconductor customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to Varian Semiconductor products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements may be unlimited. Management believes the estimated fair value of these agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of June 29, 2007.

Varian Semiconductor also indemnifies certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Varian Semiconductor’s products and services or resulting from the acts or omissions of Varian Semiconductor, its employees, officers, authorized agents or subcontractors. Varian Semiconductor has general and umbrella insurance policies that limit its exposure under these indemnification obligations and guarantees. As a result of Varian Semiconductor’s insurance policy coverage, Varian Semiconductor believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of June 29, 2007.

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

Varian Semiconductor also enters into purchase order commitments in the normal course of business. As of June 29, 2007, Varian Semiconductor had approximately $72.9 million of purchase order commitments with various suppliers.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.3 million in estimated environmental investigation and remediation costs for these sites and facilities as of June 29, 2007. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.1 million as of June 29, 2007, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.3 million as of June 29, 2007.

As of June 29, 2007, Varian Semiconductor’s environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, totaled $5.4 million, of which $0.5 million is classified as current.

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

Legal Proceedings

From time to time, in the ordinary course of business, Varian Semiconductor is a party to legal disputes related to employment and contract matters and could incur an uninsured liability in one or more of them. While it is not possible to predict or determine the outcomes of the disputes, Varian Semiconductor believes the outcomes of such disputes will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Note 10. Derivative Financial Instruments

Varian Semiconductor uses derivative instruments to protect its interests from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor has a policy of hedging its balance sheet and certain foreign currency sales exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly by comparing the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income (“OCI”). Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of income. There has been no amount of ineffectiveness recognized during the three and nine month periods ended June 29, 2007. OCI associated with hedges of sales denominated in foreign currencies is reclassified to revenue upon recognition in income of the underlying hedged exposure.

The following table summarizes OCI activity associated with hedges of foreign currency denominated sales during the third quarter and first nine months of fiscal year 2007 (amounts are not tax effected):

Amount of Income
(Amounts in thousands)
Balance as of September 29, 2006	$399
Unrealized gain on cash flow hedging instruments	634
Realized gain on cash flow hedging instruments	(1,033)

Balance as of December 29, 2006	—
Unrealized loss on cash flow hedging instruments	(68)

Balance as of March 30, 2007	(68)
Unrealized gain on cash flow hedging instruments	682

Balance as of June 29, 2007	614

Note 11. Comprehensive Income

The following table reconciles net income to comprehensive income for the third quarter and first nine months of fiscal years 2007 and 2006:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(Amounts in thousands)
Net income	$23,386	$24,674	$98,801	$61,770
Other comprehensive income (loss):
Unrealized (loss) gain on cash flow hedging instruments	682	(113)	1,248	1,193
Reclassification adjustment for realized gains on cash flow hedging instruments included in net income	—	(320)	(1,033)	(2,567)
Unrealized gain (loss) on investments	(256)	(558)	765	(878)
Reclassification adjustment for realized losses (gains) on investments included in net income	16	(122)	50	(110)
Tax (provision) benefit related to items of other comprehensive income (loss)	(309)	375	(509)	750

Comprehensive income	$23,519	$23,936	$99,322	$60,158

Note 12. Share Repurchase Program

Varian Semiconductor has an authorized repurchase program in place to purchase its common stock on the open market. At the beginning of the quarter ended June 29, 2007, Varian Semiconductor had an existing authorization to expend up to $400 million in repurchasing common stock under the Program. In April 2007, Varian Semiconductor’s Board of Directors amended the Program by increasing the amount of funds that may be expended in repurchasing common stock from $400 million to $500 million. The program does not have a fixed expiration date. Share repurchases under this authorization during the third quarter and first nine months of fiscal years 2007 and 2006 were as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	Amounts in thousands, except per share amounts
Number of shares of common stock repurchased	3,917	1,686	8,709	2,880
Total cost of repurchase	$157,373	$33,743	$301,079	$53,783
Average price paid per share	$40.18	$20.02	$34.57	$18.67

Varian Semiconductor has repurchased an aggregate of 14,330,348 shares of its common stock through June 29, 2007 pursuant to this repurchase program since its inception in October 2004.

In addition to the share repurchases shown above, Varian Semiconductor repurchased 1,216,098 shares at total cost of $51.7 million between June 29, 2007 and July 31, 2007, the latest practicable date prior to the filing date of this quarterly report on Form 10-Q.

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

Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In the third quarter of fiscal year 2007, revenue from three customers accounted for 17%, 16% and 13%, respectively, of Varian Semiconductor’s total revenue. In the third quarter of fiscal year 2006, revenue from two customers accounted for 11% and 10%, respectively, of Varian Semiconductor’s total revenue. During the first nine months of fiscal year 2007, revenue from one customer accounted for 17% of Varian Semiconductor’s total revenue. During the first nine months of fiscal year 2006, revenue from two customers accounted for 12% and 11%, respectively, of Varian Semiconductor’s total revenue.

As of June 29, 2007, three customers represented 16%, 15% and 13%, respectively, of the total accounts receivable balance. As of September 29, 2006, two customers accounted for 15% and 11% of the total accounts receivable balance.

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North America	Europe	Japan	Taiwan	Korea	China	Other	Consolidated
	(Amounts in thousands)
Revenue — Three months ended:
June 29, 2007	$47,096	$9,279	$13,366	$89,482	$63,338	$52,680	$13,517	$288,758
June 30, 2006	52,175	17,360	11,689	45,339	29,768	17,296	12,559	186,186
Revenue — Nine months ended:
June 29, 2007	$168,405	$40,752	$48,575	$191,872	$182,240	$81,369	$42,972	$756,185
June 30, 2006	127,657	58,115	52,508	107,379	110,899	26,466	34,594	517,618
Long-lived assets, net, as of:
June 29, 2007	$48,311	$344	$8,753	$449	$8,766	$476	$1,071	$68,170
September 29, 2006	46,617	336	8,820	431	9,167	442	950	66,763

Note 14. Income Taxes

Varian Semiconductor’s effective tax rate is based on its current profitability outlook and its expectations of earnings from operations in the U.S. and other tax jurisdictions throughout the world.

In June, 2007, Varian Semiconductor announced that it has approved a plan to improve the alignment of its legal entity structure with the geographic mix of its customers and suppliers. To effect this realignment, Varian Semiconductor has established operations in Switzerland that will provide operational and financial services to all of its international locations.

Varian Semiconductor’s effective income tax rate was 72% for the third quarter of fiscal year 2007 and 49% for the first nine months of fiscal year 2007. Tax charges related to the realignment, offset slightly by benefits related to the reinstatement of the research and development tax credit, increased the projected annual effective rate from 32% in the second fiscal quarter to 49% in the third fiscal quarter. A key element of the new structure involves the sharing of certain expenses. In conjunction with the initial implementation of this cost-sharing arrangement, Varian Semiconductor expects to incur incremental U.S. federal and state income tax charges, and generate some foreign losses with no current tax benefit.

Varian Semiconductor’s effective income tax rate was 32% for the first nine months of fiscal year 2006. The discrete income tax benefit received in the first quarter of fiscal year 2006, and other discrete items, reduced the tax rate by approximately 12 percentage points to an actual rate of 20% for the first nine months of fiscal 2006. In the first quarter of fiscal year 2006, Varian Semiconductor recognized an income tax benefit of $9.0 million related to the favorable conclusion of a multi-year examination. Additionally, Varian Semiconductor reduced other current assets by $8.0 million upon the receipt of a refund from the Internal Revenue Service. Included in interest income for the first six months of fiscal year 2006 is $1.3 million of interest income related to the final resolution of the examination.

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

Stockholders’ equity as of June 29, 2007 reflects the stock split by reclassifying from “Capital in excess of par value” to “Common stock” an amount equal to the par value of the additional shares arising from the split. Stockholders’ equity as of September 29, 2006 reflects historical dollar values of common stock and capital in excess of par value, while the number of shares issued and outstanding has been updated to reflect post-split shares in order to calculate per share values.

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

Overview

Varian Semiconductor is the leading supplier of ion implantation equipment used in the fabrication of semiconductor chips. Varian Semiconductor designs, manufactures, markets and services semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the world. Varian Semiconductor’s VIIStaTM ion implanter products are designed to leverage single wafer processing technology for the full range of semiconductor implant applications. Varian Semiconductor has shipped over 3,800 systems worldwide.

Varian Semiconductor provides support, training, and after-market products and services that help its customers obtain high utilization and productivity, reduce operating costs, and extend capital productivity of investments through multiple product generations. In fiscal year 2007, Varian Semiconductor was ranked number one in customer satisfaction in VLSI Research Inc.’s customer survey for all large suppliers of wafer processing equipment, an honor received in ten of the past eleven years.

Varian Semiconductor’s business is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. In fiscal year 2004 Varian Semiconductor experienced an increase in business activity, compared to prior periods, owing to a generally strengthening economy and increased demand for semiconductor equipment. During calendar year 2005, there was an 11% decline in worldwide ion implanter sales compared to calendar year 2004. However, due to market share gains, Varian Semiconductor’s fiscal year 2005 revenue increased 13% over fiscal year 2004 as customers migrated to single wafer systems, which favor Varian Semiconductor’s product offerings. Single wafer systems are now preferred over batch systems as they process wafers in such a way that results in higher yields for advanced device manufacturers. Varian Semiconductor’s 22% revenue increase in fiscal year 2006 from fiscal year 2005 was the result of both increases in the worldwide ion implanter market as well as Varian Semiconductor’s market share gains for the calendar year 2006. Varian Semiconductor’s revenue for the nine month period ended June 29, 2007 was 46% higher than for the same period a year ago. Varian Semiconductor believes the increase is attributable to both increased overall market share and a larger worldwide market for ion implanters, although official reports on market share and the total ion implanter market during calendar year 2007 will not be available until April 2008.

Wafer size and market. The migration from 200mm wafers to 300mm wafers began at the end of the 1990s and 300mm fabs now represent the majority of semiconductor expansions. Most advanced devices below 130nm are produced on 300mm wafers. Varian Semiconductor believes the increase in shipments from 200mm wafers to 300mm wafers will continue and is evidence that Varian Semiconductor’s tools meet the newest technology requirements.

Memory manufacturers typically produce integrated circuits used for DRAM, flash, etc. which store and retrieve information, while logic manufacturers typically produce integrated circuits used to process data. Foundries produce both memory and logic integrated circuits. Significant purchasing fluctuations from memory, logic and foundry fabs could lead to significant fluctuations in Varian Semiconductor’s revenues, even if the total ion implanter market remains flat.

The first table below shows Varian Semiconductor’s calendar year 2006 and 2005 market share, as reported by Gartner Dataquest in April 2007 and April 2006, respectively. Market share estimates are calculated on a subset of revenue, and information reported by Gartner Dataquest may not be consistent on a company by company basis. The second table below shows the total available market for ion implanter sales in calendar years 2006 and 2005, also reported by Gartner Dataquest in April 2007 and April 2006, respectively. The total available market represents an estimated worldwide total revenue for ion implanters sold by all companies which sell ion implanters during each of the calendar years. These revenue estimates generally do not include sales for parts, service and other items not directly associated with the tool sale.

			Total Available
Market Share	Calendar Year Ended		Market	Calendar Year Ended
	December 31, 2006	December 31, 2005	(in millions)	December 31, 2006	December 31, 2005
By market			By market
Medium current	53%	58%	Medium current	$414	$330
High current	46%	38%	High current	720	598
High energy	17%	10%	High energy	230	194

Overall	43%	39%	Overall	$1,364	$1,122

Market Share and Total Available Market. Market share and total available market research data is also published by VLSI Research Inc. In April 2007, VLSI Research Inc. reported that Varian Semiconductor’s overall market share was 46% and that the total available market was $1,285 million for calendar year 2006.

Varian Semiconductor’s four point increase in market share and a 22% increase in the total available market for ion implanter sales, both as reported by Gartner Dataquest, has led to increased revenues during calendar year 2006, compared to calendar year 2005. Varian Semiconductor’s increase in high current market share is a result of the industry shift to single wafer implanters at advanced technology nodes (65nm and below). Varian Semiconductor began developing single wafer high current tools during 1994 and believes it is currently the industry leader. The increase in high energy market share is primarily related to customer mix in the total available market for high energy tools. The decrease in medium current market share is primarily related to market share decreases in Japan, where Varian Semiconductor has more competition in the medium current sector. Varian Semiconductor continues to invest heavily in research and development to maintain its medium current market share lead.

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

Results of Operations

Revenue

The following table sets forth revenue by category for the three and nine month periods ended June 29, 2007 and June 30, 2006:

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	June 29, 2007	June 30, 2006	Change	Percent Change	June 29, 2007	June 30, 2006	Change	Percent Change
	(Amounts in thousands)				(Amounts in thousands)
Revenue
Product	$264,253	$162,656	$101,597	62.5%	$686,466	$452,031	$234,435	51.9%
Service	21,940	20,747	1,193	5.8%	63,112	58,801	4,311	7.3%
Royalty and license	2,565	2,783	(218)	-7.8%	6,607	6,786	(179)	-2.6%

Revenue	$288,758	$186,186	$102,572	55.1%	$756,185	$517,618	$238,567	46.1%

Revenue by territory:
Asia Pacific	$232,383	$116,651	$115,732	99.2%	$547,028	$331,846	$215,182	64.8%
North America	47,096	52,175	(5,079)	-9.7%	168,405	127,657	40,748	31.9%
Europe	9,279	17,360	(8,081)	-46.5%	40,752	58,115	(17,363)	-29.9%

Revenue	$288,758	$186,186	$102,572	55.1%	$756,185	$517,618	$238,567	46.1%

Product

During the third quarter and first nine months of fiscal year 2007, product revenue was $264.3 million and $686.5 million, respectively, compared to $162.7 million and $452.0 million, respectively, for the same periods a year ago. The increase in product revenue in both the third quarter and first nine months of fiscal year 2007 as compared to the same periods in fiscal year 2006 was primarily due to increased tool sales to memory customers. On a unit basis, the number of tools recorded in revenue increased 54% for the first nine months of fiscal year 2007 compared to the first nine months of fiscal year 2006. Most of this increase is attributable to the high current and medium current markets.

Service

Service revenue during the third quarter and first nine months of fiscal year 2007 was $21.9 million and $63.1million, respectively, compared to $20.7 million and $58.8 million, respectively, for the same period a year ago. These increases are primarily related to increases in installation revenue resulting from increased tool sales. Installation revenue is influenced by shipment volume of systems, product mix, customer mix, timing of customer acceptance and the fair value of installations. As products mature and the installation requires less effort to complete, the fair value of installation revenue per system is reduced, which reduces installation revenue per tool.

Revenue by Territory

The Asia Pacific region accounts for a significant percentage of Varian Semiconductor’s revenues. Increases in revenue from this region for the third quarter and first nine months of fiscal year 2007 as compared to the same period in fiscal year 2006, indicate that a substantial proportion of the worldwide semiconductor manufacturing expansion continues to occur in this region.

Royalty and License

Royalty revenue during the third quarter and first nine months of fiscal year 2007 was $2.6 million and $6.6 million, respectively, compared to $2.8 million and $6.8 million for the same periods in fiscal year 2006.

As a result of an arbitration agreement between Varian Semiconductor and Applied Materials, Inc. settled in the first quarter of fiscal year 2005, Varian Semiconductor has been receiving quarterly unit-based royalty payments from Applied Materials, Inc. Varian Semiconductor received its last quarterly payment during the third quarter of fiscal year 2007, and as a result, Varian Semiconductor expects royalty revenues to decline substantially in future quarters.

Customers

During the third quarter of fiscal year 2007, revenue from three customers accounted for 17%, 16% and 13%, respectively, of Varian Semiconductor’s total revenue, compared to two customers accounting for 11% and 10% of revenue, respectively, during the third quarter of fiscal year 2006. During the first nine months of fiscal year 2007, revenue from one customer accounted for 17% of Varian Semiconductor’s total revenue, compared to two customers accounting for 12% and 11% of revenue, respectively, during the first nine months of fiscal year 2006. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given reporting period (see also “Risk Factors”).

Shipment Mix

Varian Semiconductor’s tools are used primarily for 300mm and 200mm wafer size implants. In addition, Varian Semiconductor’s tools are used in two major markets – memory and logic– for integrated circuits. The following table sets forth tool shipments by wafer size and market, as a percent of total tool shipments, for the third quarter and first nine months of fiscal years 2007 and 2006. Percentages are based on the number of tools shipped during the respective period.

	Fiscal Three Months Ended			Fiscal Nine Months Ended
	June 29, 2007	June 30, 2006	Percent Change	June 29, 2007	June 30, 2006	Percent Change
By wafer size
300mm	93%	73%	27%	90%	75%	20%
200mm	7%	27%	-74%	10%	25%	-60%

Shipments	100%	100%		100%	100%

By market
Memory	75%	59%	27%	76%	60%	27%
Logic	25%	41%	-39%	24%	40%	-40%

Shipments	100%	100%		100%	100%

Cost of Product Revenue

Cost of product revenue was $139.7 million and gross margin was 47% for the third quarter of fiscal year 2007, compared to cost of product revenue of $91.9 million and gross margin of 44% for the third quarter of fiscal year 2006. For the first nine months of fiscal year 2007, cost of product revenue was $369.2 million and gross margin was 46%, compared to cost of product revenue of $266.6 million and gross margin of 41% for the first nine months of fiscal year 2006. The primary reasons for the increase in gross margin in the third quarter and first nine months of fiscal year 2007 are product mix and increased tool volume, which resulted in more efficient factory operations. Improved supply chain management and more efficient regional service support also contributed to the increases in gross margin in fiscal year 2007. Furthermore, the first quarter of fiscal year 2006 saw a lower than normal gross product margin due to increased costs associated with new account penetration initiatives.

Cost of Service Revenue

Cost of service revenue was $13.3 million and gross margin was 39% for the third quarter of fiscal year 2007, compared to cost of service revenue of $13.2 million and gross margin of 36% for the third quarter of fiscal year 2006. Cost of service revenue was $39.9 million and gross margin was 37% for the first nine months of fiscal year 2007, compared to cost of service revenue of $36.1 million and gross margin of 39% for the first nine months of fiscal year 2006. Fluctuations in service margins are attributed to the change in installation margins, which are influenced by product and regional mix. The fair value of installations is assessed periodically and is largely based upon the historical experience of the effort and cost to complete installations.

Research and Development

Research and development expenses were $26.3 million and $76.0 million, respectively, for the third quarter and first nine months of fiscal year 2007, compared to $22.9 million and $66.7 million, respectively, for the same periods in fiscal year 2006. The increase in research and development spending is attributable to Varian Semiconductor’s rapid product development cycle and continuing efforts to improve productivity and technical development of its products. Varian Semiconductor focuses on maintaining its leadership position in the markets for medium current and high current implanters, while continuing to invest in new and next generation products.

Marketing, General and Administrative

Marketing, general and administrative expenses were $31.5 million and $94.5 million, respectively, for the third quarter and first nine months of fiscal year 2007, compared to $27.8 million and $87.6 million, respectively, for the same periods in fiscal year 2006. The increase for the third quarter of fiscal year 2007 was due to increased marketing expenses related to customer evaluations and higher sales volumes. The increase for the first nine months of fiscal year 2007 was due to increases in headcount and incentive compensation in support of the increase in overall business activity. Additionally, information technology and finance spending was higher for the third quarter and first nine months of fiscal year 2007 due to spending related to Varian Semiconductors implementation of its global reorganization plan which is designed to better align its processes with the geographic location of its customers and suppliers.

Interest Income and Interest Expense

During the third quarter and first nine months of fiscal year 2007, Varian Semiconductor earned $4.5 million and $16.0 million, respectively, in net interest income, compared to $5.8 million and $16.1 million, respectively, for the same periods of fiscal year 2006. Interest income for the first quarter of fiscal year 2006 included $1.3 million related to the release of tax refunds by the Internal Revenue Service (“IRS”) upon the conclusion of a multi-year tax examination. The decrease in net interest income for the third quarter of fiscal year 2007 was due to a decrease in average cash and investment balances, primarily attributable to share repurchases during the quarter of $157.4 million. Higher rates of return have been offset by lower average cash and investment balances.

Other Income (Expense), Net

Other income (expense), net, was $0.3 million in expense and $0.4 million in income, respectively, for the third quarter and first nine months of fiscal year 2007, compared to $0.7 million and $0.6 million in income, respectively, for the same periods of fiscal year 2006. Other income for the first quarter of fiscal year 2007 included $0.8 million for the reversal of a liability related to the expiration of the statute of limitations on a pre-spin liability.

Provision for Income Taxes

Varian Semiconductor’s effective income tax rate was a provision of 49% for the first nine months of fiscal year 2007 and 32% for the same period in fiscal year 2006. The 2007 provision was impacted by tax charges related to Varian Semiconductor’s announcement in June 2007 that it had begun implementing a plan to improve the alignment of its legal entity structure with the geographic mix of its customers and suppliers. To effect this realignment, Varian Semiconductor has established operations in Switzerland that will provide operational and financial services to all of its international locations. A key element of the new structure involves the sharing of certain expenses. In conjunction with the initial implementation of this cost-sharing arrangement, Varian Semiconductor expects to incur incremental U.S. federal and state income tax charges, and generate some foreign losses with no current tax benefit. Varian Semiconductor currently estimates that these incremental charges, offset slightly by benefits related to the reinstatement of the research and development tax credit, will increase the projected annual effective rate from 32% in the second fiscal quarter to 49% in the third fiscal quarter. Varian Semiconductor expects to achieve a lower effective tax rate in the future as well as operational efficiencies from the new structure.

Varian Semiconductor’s effective income tax rate was 32% for the first nine months of fiscal year 2006. The discrete income tax benefit received in the first quarter of fiscal year year 2006, and other discrete items, reduced the tax rate by approximately 12 percentage points to an actual rate of 20% for the first nine months of fiscal 2006. In the first quarter of fiscal year 2006, Varian Semiconductor recognized an income tax benefit of $9.0 million related to the favorable conclusion of a multi-year examination. Additionally, Varian Semiconductor reduced other current assets by $8.0 million upon the receipt of a refund from the Internal Revenue Service. Included in interest income for the first six months of fiscal year 2006 is $1.3 million of interest income related to the final resolution of the examination.

Net Income

As a result of the foregoing factors, in the third quarter and first nine months of fiscal year 2007, Varian Semiconductor recorded net income of $23.4 million and $98.8 million, respectively, compared to net income of $24.7 million and $61.8 million, respectively for the same periods of fiscal year 2006. Net income per diluted share was $0.29 for the third quarter of fiscal year 2007 and the third quarter of fiscal year 2006. Net income per diluted share was $1.19 for the first nine months of fiscal year 2007, compared to net income per diluted share of $0.72 for the first nine months of fiscal year 2006.

Liquidity and Capital Resources

Varian Semiconductor generated $83.2 million of cash from operations during the first nine months of fiscal year 2007, compared to $78.3 million of cash generated from operations during the first nine months of fiscal year 2006. Cash provided by operations in the first nine months of fiscal year 2007 was primarily a result of net income of $98.8 million, plus non-cash expenses such as stock-based compensation of $15.5 million and depreciation and amortization of $10.5 million. Also contributing to cash from operations were increases in income taxes payable (included in accrued expenses) and deferred revenue of $19.8 million and $46.1 million, respectively. These changes were partially offset by a $57.8 million increase in accounts receivable and a $67.1 million increase in inventories. The increase in income taxes payable is associated with a higher tax provision relating to the global realignment discussed above. The increase in deferred revenue is related to the increase in volume and timing of tool shipments within the quarter. Additionally, during the third quarter of fiscal year 2007 Varian Semiconductor deferred approximately $24 million in sales to a single customer due to the fact that all criteria required for revenue recognition were not met. Varian Semiconductor expects all revenue recognition criteria will be met for these sales not later than the first fiscal quarter of 2008. The increase in accounts receivable is related to the volume of revenue recognized during the latter portion of the third quarter of fiscal year 2007 and the deferred sales discussed above. The increase in inventories is related to an increase in the manufacturing build schedule for the third quarter of fiscal year 2007.

Cash provided by operations of $78.3 million in the first nine months of fiscal year 2006 was primarily a result of net income of $61.8 million, plus non-cash expenses such as stock-based compensation of $14.4 million and depreciation and amortization of $9.8 million. Also contributing to cash from operations was a decrease in other current assets of $17.5 million, primarily related to the receipt of refunds from the IRS associated with the conclusion of a multi-year tax examination and an increase in accounts payable of $14.0 million related to a higher manufacturing build schedule, partially offset by an increase in accounts receivable of $27.2 million attributable to the volume and timing of revenue recognized during the third quarter of fiscal year 2006 as compared to the fourth quarter of fiscal year 2005.

Varian Semiconductor generated $68.1 million from investing activities during the first nine months of fiscal year 2007 and used $29.1 million in the first nine months of fiscal year 2006. Varian Semiconductor received proceeds from sales and maturities of investments of $165.2 million during the period, partially offset by $88.8 million used for the purchase of investments during the first nine months of fiscal year 2007, and $8.3 million of cash and cash equivalents used for the purchase of property, plant and equipment during the same period. Due to the share repurchase program it is pursuing, Varian Semiconductor is using cash from investing activities to repurchase shares of its common stock, rather than using cash to invest in short and long term investments as it has historically. In the first nine months of fiscal year 2006, Varian Semiconductor used $315.3 million of cash and cash equivalents for the purchase of investments and $9.8 million for the purchase of property, plant and equipment. These were partially offset by proceeds from sales and maturities of investments of $296.0 million during the first nine months of fiscal year 2006.

During the first nine months of fiscal year 2007, Varian Semiconductor used $253.0 million of cash for financing activities, primarily to repurchase $301.3 million of treasury stock. This was partially offset by $40.0 million of cash received from the issuance of common stock upon the exercise of stock options and the issuance of common stock under the Employee Stock Purchase Plan. During the first nine months of fiscal year 2006, Varian Semiconductor used $24.6 million of cash from financing activities, primarily due to $53.8 million for the repurchase of treasury stock. This was offset by $27.0 million of cash received from the issuance of common stock upon the exercise of stock options and the issuance of common stock under the Employee Stock Purchase Plan.

Varian Semiconductor’s Board of Directors adopted a share repurchase program on October 22, 2004, pursuant to which Varian Semiconductor was authorized to expend up to $100 million in repurchasing its common stock under the program. Since then, the Board of Directors has successively increased the program to its current authorization of $500 million, with the most recent increase occurring in April 2007. During the first nine months of fiscal year 2007, Varian Semiconductor repurchased 8.7 million shares at a weighted-average price of $34.57per share. During the first nine months of fiscal year 2006, Varian Semiconductor repurchased 2.9 million shares at a weighted-average price of $18.67. As of July 31, 2007, Varian Semiconductor had $38.4 million remaining in its repurchase authorization.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash, cash equivalents and investments of $373.6 million at June 29, 2007 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments, environmental contingencies and cash requirements through at least the next twelve months.

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

Contractual Obligations

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of income. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of June 29, 2007 have not been included in the consolidated balance sheets and statements of income included under Item 1. Consolidated Financial Statements; however, they have been disclosed in the following table in order to provide a more complete picture of Varian Semiconductor’s financial position and liquidity.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years
	(Amounts in thousands)
Operating leases	$2,107	$1,650	$444	$13
Purchase order commitments	72,928	72,927	1	—

Total commitments	$75,035	$74,577	$445	$13

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc. (“VAI”), now known as Varian Medical Systems, Inc. (“VMS”) (See Note 9. Commitments, Contingencies and Guarantees in the Notes to the Unaudited Interim Consolidated Financial Statements). During the first nine months of fiscal year 2007, Varian Semiconductor was charged by VMS $0.6 million in settlement of these obligations. During the first nine months of fiscal year 2006, Varian Semiconductor was charged by VMS $0.9 million in settlement of these obligations.

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

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange loss for the third quarter and first nine months of fiscal year 2007 was $104 thousand and $247 thousand, respectively. For the third quarter and first nine months of fiscal year 2006, the aggregate exchange loss was $95 thousand and $136 thousand, respectively.

Forward exchange contracts outstanding are summarized as follows (amounts in thousands):

	June 29, 2007			September 29, 2006
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Singapore Dollar	$3,247	1.53	$3,225	$1,239	1.57	$1,224
New Taiwan Dollar	1,592	32.85	1,592	2,227	32.83	2,215
Korean Won	—	—	—	2,251	947.68	2,254
Japanese Yen	—	—	—	4,133	117.60	4,132
Israeli Shekel	—	—	—	51	4.30	51

Total foreign currency purchase contracts	$4,839		$4,817	$9,901		$9,876

Foreign currency sell contracts:
Japanese Yen	$13,859	121.45	$13,684	$10,265	117.72	$10,272
Korean Won	2,719	926.72	2,715	3,232	961.90	3,286
Euro	922	0.74	921	205	0.78	203
Singapore Dollar	621	1.54	622	—	—	—
Israeli Shekel	282	4.06	269	203	4.37	206
New Taiwan Dollar	—	—	—	61	32.91	61
British Pound	—	—	—	78	0.53	77

Total foreign currency sell contracts	$18,403		$18,211	$14,044		$14,105

Total contracts	$23,242		$23,028	$23,945		$23,981

Varian Semiconductor uses derivative instruments to protect its foreign operations from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor hedges its current exposures and a portion of its anticipated foreign currency exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales, except for those in Japan, are primarily denominated in the U.S. dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of operations. There were five forward foreign exchange sell contracts designated as hedges of product sales in Japanese Yen outstanding at June 29, 2007.

There was an unrealized gain of $614 thousand on these five forward Yen contract as of June 29, 2007. There were approximately $700 thousand in net unrealized gains on forward Yen revenue contracts as of September 29, 2006. The fair value of forward exchange contracts generally reflects the estimated amounts that Varian Semiconductor would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of Varian Semiconductor’s exposure.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities. Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and investments. Varian Semiconductor maintains cash investments primarily in U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at June 29, 2007 and September 29, 2006 were $134.3 million and $234.1 million, respectively. At June 29, 2007 and September 29, 2006, Varian Semiconductor’s investments were $216.0 million and $290.6 million, respectively, and consisted primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings of AA or better.

Commodity Price Risk

Varian Semiconductor is not exposed to material commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of June 29, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of June 29, 2007, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 29, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

As a global company, Varian Semiconductor’s effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. Varian Semiconductor is subject to income taxes in both the U.S. and various foreign jurisdictions, and significant judgment is required to estimate worldwide tax liabilities. Varian Semiconductor’s effective tax rate could be adversely affected by changes in the distribution of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect profitability. For example, recent U.S. legislation governing taxation of extraterritorial income repealed certain export subsidies that were prohibited by the World Trade Organization and enacted different tax provisions. These new tax provisions are not expected to fully offset the loss of the repealed tax provisions and, as a result, Varian Semiconductor’s U.S. tax liability may increase. Further, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on Varian Semiconductor’s ability to generate future taxable income in the U.S. In addition, the amount of income taxes paid is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect profitability.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”) during the quarter ended June 29, 2007 of equity securities that are registered by Varian Semiconductor pursuant to Section 12 of the Securities Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
				(in thousands) (2)
March 31, 2007 – April 27, 2007	1,277,272	$37.18	1,277,272	$200,000
April 28 – May 25, 2007	1,165,222	$42.88	1,165,222	$150,041
May 26 – June 29, 2007	1,474,600	$40.64	1,474,600	$90,115
Total: (3)	3,917,094	$40.18	3,917,094	$90,115

(1)	Varian Semiconductor repurchased an aggregate of 14,330,348 shares of its common stock through June 29, 2007 pursuant to the repurchase program that was first announced in October 2004 (the “Program”).
(2)	At the beginning of the quarter ended June 29, 2007, Varian Semiconductor had an existing authorization to expend up to $400 million in repurchasing common stock under the Program. In April 2007, Varian Semiconductor’s Board of Directors amended the Program by increasing the amount of funds that may be expended in repurchasing common stock from $400 million to $500 million. The program does not have a fixed expiration date.
(3)	In addition to the repurchases made during the quarter ended June 29, 2007, Varian Semiconductor has repurchased 1,216,098 shares at total cost of $51.7 million between June 30, 2007 and July 31, 2007, the latest practicable date prior to the filing date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

21.1	Subsidiaries of the Registrant.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 6, 2007