Form 10-K
period 2007-09-28
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2007-11-21
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
☒	OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2007

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

35 Dory Road, Gloucester, Massachusetts 01930-2297

(978) 282-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule12b-2).  Yes  ☐      No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of March 30, 2007 was $ 2,866,888,000.

The number of shares of the registrants’ common stock outstanding as of November 12, 2007 was 75,893,604 shares of $0.01 par value common stock.

An index of exhibits filed with this Form 10-K is located on page 45.

DOCUMENTS INCORPORATED BY REFERENCE:

Document Description	Part of Form 10-K into which incorporated
Portions of the Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held on February 4, 2008 to be filed with the Securities and Exchange Commission not later than 120 days after September 28, 2007.	Part III

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2007

PART I

Item 1.	Business.

Overview

Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”) is the leading supplier of ion implantation systems used in the fabrication of semiconductor chips. Varian Semiconductor designs, manufactures, markets and services semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the United States (“U.S.”), Europe and Asia Pacific region. The VIISta™ ion implanter products are designed to leverage single wafer processing technology for the full range of semiconductor implant applications. Varian Semiconductor has shipped more than 3,800 systems worldwide.

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

Varian Semiconductor’s business is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. During calendar year 2005, there was an 11% decline in worldwide ion implanter sales. However, due to market share gains, Varian Semiconductor’s fiscal year 2005 revenue increased 13% over fiscal year 2004 as customers migrated to single wafer systems. Single wafer systems are now preferred over batch systems as they process wafers in such a way that results in higher yields for advanced device manufacturers. By offering a superior product to meet the requirements at the batch to single wafer inflection point, Varian Semiconductor grew its market share in 2006 from 39% to 43%. Calendar year 2007 market share reports are expected to be released in April 2008. Varian Semiconductor believes it has continued to increase its overall market share during calendar year 2007.

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

The Industry

The semiconductor industry is essentially two different, but connected industries—microchip and capital equipment (“capex”). The microchip industry is where microprocessors, dynamic random access memory (“DRAM”), operational amplifiers and hundreds of other electronic circuits are created on small squares of silicon known as “chips” or “die”. The manufacturers of these circuits can be categorized as either logic, memory, foundry, analog or discrete. Logic, memory and foundry represent the bulk of the industry. Logic manufacturers make chips that process information and are owned by the companies that design the chips. Memory manufacturers make chips that store information, and they too, are owned by the companies that design the chips. Foundry manufacturers are contractors that take chip designs from other companies and make the chips for them. Over the last several years the demand for memory chips has outstripped the demand for logic chips. As the demand for memory-intensive applications such as cameras, phones and MP3 players grows, it is expected that memory will continue to represent the bulk of chips made worldwide.

The capex industry is where Varian Semiconductor participates. The capex industry is comprised of companies that manufacture equipment used in the production of microchips. The two segments of the capex industry are known as Front End of the Line (“FEOL”) and Back End of the Line (“BEOL”). In the FEOL, the various circuit components such as transistors, diodes, resistors and capacitors are formed. In the BEOL, the wires, or interconnect, that join all of the components together to form the circuit are created. Varian manufactures tools that form the circuit components in the FEOL. The entire semiconductor industry has grown so rapidly because it is continually able to provide more functionality for a lower cost. In order to achieve this dynamic and be successful, capex companies must innovate through aggressive research and development. The technology and the applications that drive the entire industry are developed by the capex companies.

During the past five to ten years, however, the semiconductor capital equipment market has experienced a slowdown in growth as compared to historical levels. This is the result of improved productivity and efficiencies of capital equipment, the transition to more productive 300mm (300 millionths of a meter) wafers, changing demand for next generation processing chips and the increasing technical difficulties with putting more and more transistors on a microchip.

Semiconductor manufacturing is highly competitive with each manufacturer seeking to provide products that consume the least amount of power, and have the lowest cost and fastest processing speed. Integrated circuit manufacturers generally rely on equipment suppliers for the timely development of equipment and processes to meet their rapidly changing and complex requirements. Today, a semiconductor fabrication factory, or “fab,” can cost over $3 billion. As the industry transitions to 45nm (45 billionths of a meter) devices, these costs are expected to increase.

The fabrication of integrated circuits requires a number of complex and repetitive processing steps, including deposition, photolithography, etch, metrology, anneal and ion implantation. Deposition is a process in which a film of either electrically insulating or electrically conductive material is deposited on the surface of a wafer. Photolithography is used to transfer a circuit pattern onto a light-sensitive material called photo-resist that, after development, can be used in turn to transfer the pattern onto the silicon surface. The etch process completes the transfer of the pattern into the various thin films used to make the integrated circuit. Metrology measures critical features and properties of the device to assure correct fabrication. Anneal is used to incorporate implanted impurities into the silicon crystal matrix and make them electrically active. Ion implantation provides a means for introducing impurities into the silicon crystal, typically into selected areas defined by the photolithographic process. The selective implanting of ions into defined areas creates electrically conductive areas that form the transistors of the integrated circuits.

Semiconductor manufacturers have historically sought to increase the number of transistors on each microchip by “shrinking” device structures. Through this relentless miniaturization, microchips have chronologically increased their processing capability or memory storage capacity. This is accomplished by exploiting advancements in photolithography. Each new advancement in photolithography is described by the minimum resolvable geometry and is commonly referred to as a “device node.” State-of-the-art production is now accomplished at 65nm nodes with production of 45nm in transition at more technologically advanced fabs. Research and development for 32nm is underway at multiple customer sites and semiconductor research labs.

Improved productivity has been accomplished by transitioning to larger and larger silicon substrates, or wafers. From 25mm wafers used in the 1970’s to the current state of the art wafer size at 300mm, each successive generation increases the number of die or microchips per wafer thereby increasing productivity. The use of a larger wafer generally requires a great deal of infrastructure changes in equipment and factory automation systems, so transitions only occur about every 10 years. The use of 200mm wafers in production began at the end of the 1980’s. The migration from 200mm to 300mm began at the end of the 1990’s. 300mm tool sales now represent the majority of all new tool sales.

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

The continuing evolution of semiconductor devices to smaller geometries and more complex multi-level circuitry has significantly increased the cost and performance requirements of the capital equipment used to manufacture these devices. As wafer fabs are projected to increase in cost substantially for each subsequent device node, yield losses and depreciation costs will become a much larger percentage of the aggregate production costs for semiconductor manufacturers relative to labor, materials and other variable manufacturing costs. As a result, there has been increasing focus by the semiconductor industry on obtaining increased capability and productivity to maintain returns from semiconductor manufacturing equipment, thereby increasing the revenue generated and reducing the effective cost of ownership of such systems.

Products

Varian Semiconductor designs, markets, manufactures and services ion implantation systems which are used to build the transistors that are the basis of integrated circuits. Ion implanters have the ability to implant selected elements into the silicon wafers at precise locations and depths by bombarding the silicon surface with a precisely controlled beam of electrically charged ions of specific atomic mass and energy. These ions are embedded into the silicon crystal structure, changing the electrical properties of the silicon. The precision of ion implantation techniques permits customers to achieve the necessary control of this doping process to construct up to 500 billion transistors of uniform characteristics on a 300mm wafer using state-of-the-art processes. Since these transistors are the starting point of all subsequent process steps, repeatability, uniformity and yield are extremely important.

The most advanced device fabs might have as many as 30 separate implant steps. An implant is characterized by the dose (amount of dopant) and the energy (depth that dopant goes into the silicon wafer). Varian Semiconductor provides four different single wafer implanter products which cover the full range of required applications in these implant sectors: high current—high dose, low energy; ultra high dose—very high dose, very low energy; medium current—low dose, medium energy; high energy—low dose, very high energy. There is some overlap of each implanter’s application coverage with the next. However, each implanter is designed to provide maximum productivity and yield within their respective application ranges.

Varian Semiconductor currently offers the following products:

Medium Current

Recognized as the industry benchmark for medium current performance and productivity, Varian Semiconductor’s single wafer VIISta 900XP series ion implanters provide superior overall throughput, precision doping capability and unmatched contamination control. These systems excel at threshold voltage (“Vt”), channel, retrograde well, pocket, and halo implants. Varian Semiconductor’s other medium current systems include the VIISta 810HP and VIISta 810XE ion implanters. In addition, Varian Semiconductor continues to provide support for its older generation VIISta and legacy medium current ion implanters still in use by its customers.

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

Medium current implanters are used in logic, memory and foundry manufacturers. Annually, medium current represents about 30% of the total available market, or TAM, for ion implant. For 2006 the TAM for medium current was $414 million.

High Current

The high current VIISta HCP series single wafer ion implanter provides the highest productivity and best contamination performance. In addition, these systems feature implant angle accuracy, beam steering correction and high-tilt angle capability—all of which are required for advanced device fabrication. The VIISta HCP has excellent process control capability for advanced ultra shallow junction applications, and can be used for source/drain, source/drain extension, gate doping, pre-amorphization, and materials modification applications. Varian Semiconductor’s other high current system is the VIISta HC ion implanter. In addition, Varian Semiconductor continues to provide support for its older generation VIISta and legacy high current ion implanters still in use by its customers.

The high current sector is expected to grow relative to the overall implant market due to an increase in the number of implant steps needed to produce many advanced semiconductors. Due to the very low energies and high dose concentrations that are necessary for increased transistor speed and lower device power consumption, the productivity of high current systems tends to decline with advancing technology nodes, requiring more high current implanters. Most advanced devices require single wafer systems, and single wafer high current is expected to grow to nearly 80% of the high current market in calendar year 2007. Varian Semiconductor was the first to introduce single wafer systems to this market sector through its VIISta platform.

High current implanters are used in logic, memory and foundry manufacturers. Annually, high current represents about 53% of the TAM for ion implant. For 2006 the TAM for high current was $720 million.

High Energy

The high energy VIISta 3000XP features true zero degree implant and low contamination. The VIISta 3000XP is the only single wafer high energy implanter available on the market today, an advantage for semiconductor manufacturers that need increased device packing density in high-performance devices. The VIISta 3000XP has outstanding process accuracy, offers excellent productivity, uniformity, angle control and medium current back-up flexibility. Varian Semiconductor’s high energy products cover retrograde well, triple well, buried layers, and pocket applications. Varian Semiconductor continues to provide support for its legacy high energy ion implanters still in use by its customers.

High energy implanters are used in most wafer fabs, but predominantly by memory manufacturers. Annually, high energy represents about 17% of the TAM for ion implant. For 2006 the TAM for high energy was $230 million.

Ultra High Dose

Medium current, high current and high energy tools utilize a focused ion beam to achieve the desired dose and energy for particular implant specie. For ultra high dose applications, the VIISta PLAD tool uses an altogether different technology. A plasma, or ionized gas, of the desired specie is created in a chamber where the wafer is held to a platen. A pulsed DC voltage is applied to the wafer platen which draws ions to the wafer at an energy proportional to the DC pulse. This approach creates very high dose rates at low energies and provides conformal doping capability where the dopant covers all the angled surface features of the wafer uniformly. Varian Semiconductor has implemented many advanced control features on VIISta PLAD such as closed loop dosimetry to ensure accurate dosing of the wafer. With throughput up to six times greater than traditional beamline or modified-source beamline technologies, the VIISta PLAD has become an attractive solution for new critical very low-energy, very high-dose applications, such as dual poly gate.

Ultra high dose systems are currently used only in memory and foundry manufacturers. As applications develop, Varian Semiconductor expects ultra high dose tools to be used in all types of wafer fab facilities. For 2007, the TAM for ultra high dose is expected to be about $70 million.

VIISta Platform

The VIISta 900XP, VIISta HCP, VIISta PLAD and VIISta 3000XP are based on the same platform, thereby providing a high degree of commonality in subsystems and overall architecture. The VIISta platform provides customers with a great deal of flexibility in managing overall bay productivity, resulting in a reduction in customers’ time to first silicon, greater productivity across all applications, and an increase on their return on investment. Varian Semiconductor has shipped more than 800 VIISta systems. The VIISta platform of ion implanters is the only single wafer platform solution for all production applications. All of the VIISta products feature the Varian Control System (“VCS™”), the Varian Positioning Systems (“VPS™”), and the VIISta single wafer endstation. This high degree of commonality across the VIISta platform facilitates process matching throughout the system set, and provides flexibility in managing capacity, product mix changes, spare parts and training.

Customer Support and Services

Varian Semiconductor provides customer support services designed to maximize the productivity of its customers’ equipment and to increase uptime through the effective management of machine maintenance, parts inventory and support services. All of these services provide a direct link to Varian Semiconductor’s manufacturing facility and research centers.

Varian Semiconductor provides a wide range of programs, from a complete turnkey solution that supports the fab’s ion implant performance, to economical service plans for those who require less support. These programs are customized to specific customer requirements, provide dedicated labor to maintain and troubleshoot the ion implanter, and make available on-call 24/7 service for around-the-clock support. Since 1984, Varian Semiconductor has been developing upgrades for the installed base that extends the life of the capital equipment. These upgrades provide its customers with benefits that are focused around increasing productivity and the reduction of cost-of-ownership. Specifically, the benefits are realized as enhancements to throughput, yield, uptime, maintenance and ergonomics improvements.

For parts management, Varian Semiconductor has approximately 30 parts banks strategically placed around the world that support more than 200 customer fabs. The use of a global enterprise resource planning system provides Varian Semiconductor with a distribution structure that efficiently manages inventory, delivery and logistics services. Varian Semiconductor also offers a comprehensive consumable and non-consumable parts program that can be tailored to individual fab needs to minimize its customers’ cost of ownership from the ordering of individual piece parts over its eCommerce site, vShop, to complete stocking and inventory management programs like Fab Specific Parts Programs.

Through VEDoc™, an electronic documentation system, customers can easily access information about their ion implanters. All assembly drawings, schematics, parts lists, maintenance and operation manuals, and video-illustrated maintenance procedures are available in a CD-ROM format.

Varian Semiconductor’s commitment to customer service also includes extensive and comprehensive customer training programs. Varian Semiconductor offers a full range of technical training, from the basic operation and maintenance of the toolset to electronic troubleshooting and alignments. Training is available for all ion implanter products manufactured at Varian Semiconductor (medium current, high current, high energy and PLAD tools), with specialized courses available in process applications.

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

Varian Semiconductor has historically sold at least half of its systems in any particular period to a relatively small number of customers, some of which include Elpida Memory, Inc. (“Elpida”), Hynix Semiconductor, Inc. (“Hynix”), Hynix-ST Semiconductor Limited (“Hynix-ST”), IM Flash Technologies, LLC. (“IM Flash”), Inotera Memories, Inc. (“Inotera”), Intel Corporation (“Intel”), Micron Technology, Inc. (“Micron”), Nan Ya Technology Corporation (“Nan Ya”), Promos Technologies, Inc. (“Promos”), Qimonda AG (“Qimonda”), Rexchip Electronics Corporation (“Rexchip”), Samsung Electronics Company Limited (“Samsung”), Semiconductor Manufacturing International Corporation (“SMIC”), Taiwan Semiconductor Manufacturing Corporation, Limited (“TSMC”), and United Microelectronics Corporation (“UMC”). Some of these customers have individually accounted for more than 10% of Varian Semiconductor’s total revenue in some periods. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future.

Revenue from Varian Semiconductor’s ten largest customers in fiscal years 2007, 2006 and 2005 accounted for approximately 72%, 63% and 66% of total revenue, respectively, including the non-recurring royalties in fiscal year 2005 of $18.9 million received from Applied Materials, Inc. (“Applied Materials”). In fiscal year 2007, revenue from one customer accounted for 17% of Varian Semiconductor’s total revenue. In fiscal year 2006, revenue from three customers accounted for 11%, 10% and 10%, respectively, of Varian Semiconductor’s total revenue. In fiscal year 2005, revenue from two customers accounted for 20% and 14% of Varian Semiconductor’s total revenue.

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

Varian Semiconductor markets, sells, distributes and services its products directly. Varian Semiconductor has six sales and service offices located in the U.S., six in Europe and 26 in Asia Pacific, for a total of 38 worldwide. Varian Semiconductor’s sales, marketing and service engineers are linked through Varian Semiconductor’s information technology systems, allowing Varian Semiconductor to review bookings and sales forecasts globally against detailed account management plans.

International sales accounted for 78% of Varian Semiconductor’s total revenues in each of fiscal years 2007, 2006 and 2005, and more specifically, sales to the Asia Pacific region have accounted for 71%, 67% and 68% of total revenues in fiscal years 2007, 2006 and 2005, respectively. (Refer to the footnotes to the financial statements for additional information on the geographic distribution of revenues and long-lived assets.)

Varian Semiconductor’s business is generally not seasonal in nature, but it is cyclical based on the capital equipment investment expenditures of major semiconductor manufacturers. These expenditure patterns are based on many factors, including anticipated market demand for integrated circuits, the development of new technologies and global economic conditions.

Backlog

Varian Semiconductor had backlog of $179.0 million and $255.1 million at the end of fiscal years 2007 and 2006, respectively. Varian Semiconductor includes in its backlog only those orders for which it has accepted purchase orders and assigned system shipment dates within the following twelve months. Orders are typically subject to cancellation or rescheduling by customers. Due to possible changes in system delivery schedules, cancellation of orders and delays in systems shipments, Varian Semiconductor’s backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Manufacturing

Varian Semiconductor manufactures its products at its facility in Gloucester, Massachusetts. Varian Semiconductor benefits from the use of advanced manufacturing methods and technologies, including lean manufacturing, demand flow technology and statistical process control.

Varian Semiconductor purchases various unique raw materials from multiple suppliers worldwide. Varian Semiconductor closely monitors future markets and supply stream to ensure continuous availability. Additionally, long-lead agreements with suppliers are employed to provide a strategic safety stock at supplier locations.

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

Competition

The semiconductor capital equipment market is highly competitive and is characterized by a small number of large companies. The larger companies include Applied Materials, Tokyo Electron Limited (“Tokyo Electron”), KLA-Tencor Corporation (“KLA-Tencor”), Nikon Corporation, Canon, Inc., Novellus Systems, Inc. (“Novellus”), Lam Research Corporation, (“Lam”), and Hitachi High Technologies Corporation. Varian Semiconductor faces significant competition in the ion implantation market sector. Within ion implant, multiple implant suppliers participate in one or more implant sectors. Generally, for each system selection, Varian Semiconductor is competing with one or more major competitors. As reported by Gartner Dataquest for calendar year 2006, the revenue market share for ion implantation equipment was Varian Semiconductor 43%, Axcelis Technologies, Inc. (“Axcelis”) 14%, Applied Materials 15%, Sumitomo Eaton Nova Corporation 17%, Nissin Electric Company, Limited 10%, and Ulvac Technologies, Inc. 1%. On February 13, 2007, Applied Materials announced that it was ceasing development of beamline implant products. Applied Materials will maintain development of its plasma immersion product, which competes against Varian Semiconductor’s VIISta PLAD product.

There are significant competitive factors in the ion implantation market that affect an ion implant company’s ability to succeed. These factors include the quality of strategic relationships with customers, the cost of ownership a customer experiences operating the equipment, performance reliability of the equipment, the quality and cost of customer support, speed and cost effectiveness of distribution and financial viability. (In addition to these factors, significant competitive characteristics in the semiconductor capital equipment market include flexibility, size of manufacturer, installed customer base and breadth of product line. Products designed for one sector may compete against products offered by competitors’ systems in another sector.) Due to the constant innovation that has characterized semiconductor manufacturers, it is possible that the application needs and manufacturing technologies used by customers may change, disrupting historical trends in the market significantly. Varian Semiconductor believes it competes favorably in the ion implant business. To remain competitive, Varian Semiconductor recognizes it may require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in product and process research and development.

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

Varian Semiconductor’s current research and development efforts are directed at development of new systems and processes and improving existing system capabilities. Varian Semiconductor currently focuses its research and development efforts on the enhancement of its VIISta platform. The VIISta platform is designed to cover the complete range of implants required for the next several generations of integrated circuits. The VIISta single wafer platform allows customers to use a single platform for all implant applications including high current, ultra high dose, medium current and high energy.

Expenditures by Varian Semiconductor for research and development during fiscal years 2007, 2006 and 2005 were $104.0 million, $90.6 million, and $77.7 million, respectively. Varian Semiconductor expects in future years that research and development expenditures will continue to represent a substantial percentage of operating expenses. In addition to developing new high current, ultra high dose and high energy products, Varian Semiconductor continues to focus on maintaining its leadership position in the market for medium current implanters.

Patent and Other Proprietary Rights

Varian Semiconductor pursues a policy of seeking patent, copyright and trade secret protection in the U.S. and other countries for developments, improvements and inventions originating within its organization that are incorporated in Varian Semiconductor’s products or that fall within its fields of interest. As of November 12, 2007, Varian Semiconductor owned approximately 129 patents in the U.S., 109 patents in other countries, and had 388 patent applications on file with various patent agencies worldwide. Varian Semiconductor intends to file additional patent applications as appropriate.

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

Pursuant to the dispute resolution provisions of an Agreement dated January 1, 1992 (“the Agreement”) between Varian Semiconductor and Applied Materials, Varian Semiconductor in September 2002 filed an arbitration demand with the American Arbitration Association asserting that Applied Materials breached the Agreement by failing to pay royalties on products Varian Semiconductor believed were covered by the Agreement’s patent license to Applied Materials. In its arbitration demand, Varian Semiconductor sought to recover back royalties, interest and attorneys’ fees. On May 2, 2003, the arbitration panel issued its decision that certain of Applied Materials’ products were subject to royalty obligations under the Agreement, and on September 1, 2004, the arbitration panel ruled that the patents at issue in the arbitration were valid and enforceable. Applied Materials made an initial payment of $22.0 million for back royalties and interest on October 4, 2004 and a final payment of $2.6 million for back interest and royalties on November 8, 2004. Applied Materials also was required to pay quarterly unit-based royalty payments to Varian Semiconductor on sales of certain products found to be within the scope of the Agreement through expiration of the Agreement on March 20, 2007.

The royalty-bearing license agreements produced revenue of $7.5 million in fiscal year 2007, $9.5 million in fiscal year 2006 and $27.7 million in fiscal year 2005. The last of the principal patents covered by these licenses expired on July 9, 2007.

Environmental Matters

For a discussion of environmental matters, see “Risk Factors,” in Item 1A and “Note 22. Commitments, Contingencies and Guarantees,” in Item 15.

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

SEB entered the ion implantation business in fiscal year 1975 through the acquisition of Extrion Corporation, in Gloucester, Massachusetts. Since then, Varian Semiconductor has developed a complete line of medium and high current ion implanters, added the high energy product line in fiscal year 1998 through the acquisition of Genus, Inc. and added the ultra high dose product in early 2007. These systems introduce precise quantities of dopant materials into silicon wafers, creating desired electrical characteristics. In June 1997, SEB sold its Thin Film Systems (“TFS”) business, which made physical vapor deposition equipment, also known as sputtering systems, to Novellus.

Employees

As of November 2, 2007, Varian Semiconductor had 1,702 full-time employees worldwide—1,284 in North America, 334 in Asia Pacific and 84 in Europe. None of Varian Semiconductor’s employees based in the U.S. are subject to collective bargaining agreements and Varian Semiconductor has never experienced a work stoppage, slowdown or strike. None of Varian Semiconductor’s employees is represented by a labor union and Varian Semiconductor considers its employee relations to be good.

Executive Officers of the Registrant

The current executive officers of Varian Semiconductor are listed below. Executive officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Name and Title	Age	Business Experience
Gary E. Dickerson Chief Executive Officer	50	Mr. Dickerson has served as Varian Semiconductor’s Chief Executive Officer and a Director of Varian Semiconductor since October 2004. Prior to joining Varian Semiconductor, Mr. Dickerson was President and Chief Operating Officer of KLA-Tencor from July 2002 to April 2004. From July 1999 to June 2002, he served as Chief Operating Officer of KLA-Tencor. Previously at KLA-Tencor, Mr. Dickerson was the Executive Vice President of the Customer Group from July 1997 to June 1999, Group Vice President for the Wafer Inspection Group from January 1996 to June 1997, and General Manager of the Wisard Division from July 1994 to December 1995.

Robert J. Halliday Executive Vice President and Chief Financial Officer	53	Mr. Halliday has served as Varian Semiconductor’s Executive Vice President and Chief Financial Officer since October 2006. From October 2004 to October 2006, he served as Executive Vice President, Treasurer and Chief Financial Officer. From November 2002 to October 2004, Mr. Halliday served as Varian Semiconductor’s Vice President, Treasurer and Chief Financial Officer. From March 2001 to November 2002, Mr. Halliday served as Varian Semiconductor’s Vice President and Chief Financial Officer. Prior to joining Varian Semiconductor, Mr. Halliday was Vice President and Chief Financial Officer of Unica Corporation, a software company. Previously, Mr. Halliday was at Ionics, Inc., a manufacturer of water treatment capital equipment. At Ionics, Inc., he was Chief Operating Officer in 2000; Vice President of the Consumer Water Group from 1996 to 2000; and Chief Financial Officer from 1990 to 2000. Mr. Halliday has been a director of Zoll Medical Corporation since July 2003.

Robert J. Perlmutter, Ph.D. Executive Vice President, Implant Business Units	50	Dr. Perlmutter has served as Varian Semiconductor’s Executive Vice President of Implant Business Units since October 2006. Prior to joining Varian Semiconductor, Dr. Perlmutter was a Group Vice President of KLA-Tencor from July 2006 to October 2006. From October 2001 to June 2006, he served as Vice President and General Manager of KLA-Tencor’s WIN Division—responsible for the brightfield and darkfield patterned wafer inspection product lines. Previously at KLA-Tencor, Dr. Perlmutter was Vice President and General Manager of the Surfscan Division from October 1999 to October 2001. From September 1995 to September 1999, Dr. Perlmutter served as a Sr. Director and then, Vice President of Engineering for KLA-Tencor’s Reticle and Photomask Inspection Division.

Yong-Kil Kim, Ph.D. Executive Vice President, General Manager, Asia Pacific Operations, President of Varian Korea Ltd.	50	Dr. Kim has served as Varian Semiconductor’s Executive Vice President since October 2004. He has served as Varian Semiconductor’s Vice President and General Manger of its Asia Pacific Operations since May 2000 and President of Varian Korea, Limited since April 1999. From April 1997 to March 1999, he

Name and Title	Age	Business Experience
		served as Executive Vice President of Varian Korea, Limited. From July 1994 to March 1997, he was Director of Sales and Marketing for the Asia Pacific Region. Mr. Kim joined Varian Associates, Inc. in August 1989 and held various managerial positions in Applications, Marketing and Sales. Previously, Mr. Kim worked for IBM’s T.J. Watson Research Center in Yorktown Heights, New York, from July 1988 to August 1989, and earlier at Massachusetts Institute of Technology in Cambridge, Massachusetts from 1983 to July 1988.

Thomas C. Baker Vice President, Finance, Corporate Controller	42	Mr. Baker has served as Varian Semiconductor’s Vice President of Finance since October 2006. From June 2003 to October 2006, Mr. Baker was Varian Semiconductor’s Corporate Controller and served as Operations Controller and Assistant Controller from February 2001 to June 2003. Mr. Baker was Chief Financial Officer of Chelton Microwave, a manufacturer of microwave components, from 1996 to 2001. Prior to that, he was Corporate Controller of Robertson-Ceco Corporation, a leading manufacturer of metal buildings.

Item 1A.	Risk Factors.

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

From time to time within the same accounting period, Varian Semiconductor has sold significant percentages of its systems to its major customers, some of which include Elpida, Hynix, Hynix-ST, IM Flash, Inotera, Intel, Micron, Nan Ya, Promos, Qimonda, Rexchip, Samsung, SMIC, TSMC, and UMC. During some quarters, some of these customers have individually accounted for more than 10% of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. Furthermore, Varian Semiconductor may have difficulty attracting additional large customers because its sales depend, in large part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. Once a semiconductor manufacturer has selected a particular supplier’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application. Consequently, Varian Semiconductor may experience difficulty in selling to a prospective customer if that customer initially selects a competitor’s capital equipment.

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

Varian Semiconductor’s operating expenses also fluctuate on a quarterly basis. A high percentage of Varian Semiconductor’s expenses are relatively fixed, thus, even a minimal number of cancelled, postponed or delayed shipments could have a significant adverse impact on financial results. In addition, Varian Semiconductor may continue to heavily invest in such areas such as research and development, despite lower revenue levels. As such, financial results could be adversely impacted.

It is difficult for Varian Semiconductor to predict the quarter in which it will be recognizing revenue from large product orders.

Varian Semiconductor customarily sells a relatively small number of systems within any period. Consequently, Varian Semiconductor’s revenue and financial results could be negatively impacted for a particular quarter if anticipated orders from even a few customers are not received in time to permit shipment and/or there are delays in customer acceptance of the product upon installation or future obligations included in the contract do not permit revenue to be recognized on current tool sales under generally accepted accounting principles (“GAAP”). Generally, Varian Semiconductor recognizes all or a portion of the revenue from a product upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectibility is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. [Please refer to the full revenue recognition policy in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Critical Accounting Policies and Significant Judgments and Accounting Estimates section.] As a result, it is often difficult to determine the timing of product revenue recognition. In addition, Varian Semiconductor’s product order backlog at the beginning of each quarter may not include all systems needed to achieve expected revenues for that quarter. Because Varian Semiconductor may build systems according to forecast, the absence of a significant backlog for an extended period of time could adversely affect financial results.

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

International revenues account for a substantial portion of Varian Semiconductor’s revenue. Because Varian Semiconductor relies on sales to customers in Asia Pacific for a significant portion of its revenue, its business is very likely to be adversely impacted by economic downturns and instability in that region. Varian Semiconductor’s business in Asia Pacific is affected by demand in each country. In addition, international sales are subject to risks, including, but not limited to:

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

As a global company, Varian Semiconductor’s effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. Varian Semiconductor is subject to income taxes in both the U.S. and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Varian Semiconductor’s effective tax rate could be adversely affected by changes in the distribution of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect profitability. For example, due to the global business realignment, the distribution of worldwide earnings has changed. Under audit, Varian Semiconductor could face significant challenges regarding the geographic composition of these earnings from one or more jurisdictions. In addition, Varian Semiconductor’s effective tax rate has benefited from the research and development (“R & D”) tax credit which expires on December 31, 2007. If the R & D credit is not extended, Varian Semiconductor’s tax liability may increase. Further, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on Varian Semiconductor’s ability to generate future taxable income in the U.S. Varian Semiconductor is also subject to regular examination of its tax returns by the Internal Revenue Service (IRS) and other taxing authorities. The IRS and other tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products, services, and the use of intangible assets. Varian Semiconductor could face significant future challenges on these transfer pricing issues in one or more jurisdictions. Varian Semiconductor regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although Varian Semiconductor believes that its tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in its historical income tax provisions and accruals.

Item 2.	Properties.

Varian Semiconductor’s headquarters and manufacturing facility is located in Gloucester, Massachusetts. In addition, Varian Semiconductor has six sales and service offices located in the U.S. and 32 located outside of the U.S., including offices in France, Germany (three), the Netherlands, Japan (nine), Korea (four), Taiwan (five), China (five), Switzerland, Singapore and Malaysia (two). These offices and facilities aggregate approximately 665 thousand square feet, of which 224 thousand square feet is leased. Since fiscal year 1994, the manufacturing facilities have been registered to the internationally recognized ISO 9001 standard. ISO 2000 certification was obtained in fiscal year 2002, and recertification was obtained in 2005. Field support operations in Europe and Korea have been registered to the ISO 9001:2002 standard since 2003 and 2002, respectively, with Europe operations obtaining recertification in 2006.

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

The following table reflects Varian Semiconductor’s locations by geographic segment.

Location	Property Interest	Approx. Sq. Footage of Floor Space
North America	Own	377,000
North America	Lease	125,000
Korea	Own	64,000
Korea	Lease	4,000
Japan	Lease	25,000
Europe	Lease	11,000
Taiwan	Lease	39,000
Other	Lease	20,000

Total		665,000

Item 3.	Legal Proceedings.

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

Varian Semiconductor is presently a party to legal disputes. While Varian Semiconductor believes it has meritorious claims and/or defenses with respect to each dispute, it cannot predict the outcome of each such dispute. Management believes that the ultimate outcome of these disputes, individually and in the aggregate, will not have a material adverse effect on the financial condition or results of operations of Varian Semiconductor.

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

No matters were submitted to a vote of security holders of Varian Semiconductor, through solicitation of proxies or otherwise, during the last quarter of fiscal year 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since April 5, 1999, Varian Semiconductor’s common stock has traded on The Nasdaq Global Select Market under the symbol “VSEA.”

The following table sets forth the high and low sale prices per share of Varian Semiconductor’s common stock during each quarter for the two most recent fiscal years. The share prices have been retroactively adjusted to reflect the three-for-two stock split in May 2007.

Fiscal Year 2006	High	Low
First Quarter	$20.64	$16.20
Second Quarter	$23.96	$17.56
Third Quarter	$22.95	$18.45
Fourth Quarter	$25.36	$17.25

Fiscal Year 2007	High	Low
First Quarter	$30.98	$23.52
Second Quarter	$36.51	$26.39
Third Quarter	$46.92	$35.45
Fourth Quarter	$58.17	$38.46

The reported closing price of Varian Semiconductor’s common stock on The Nasdaq Global Select Market on September 28, 2007 was $53.52 per share. The number of stockholders of record on November 12, 2007 was 2,474.

Varian Semiconductor has never declared or paid cash dividends on its common stock and does not expect to pay any cash dividends on its common stock in the foreseeable future.

In October 2004, Varian Semiconductor’s Board of Directors authorized the repurchase, from time to time, of up to $100 million of Varian Semiconductor’s common stock on the open market. Subsequently, the Board of Directors has voted on increases to the amount of funds that may be expended in repurchasing Varian Semiconductor’s common stock to a total of $700 million as of November 13, 2007. The program does not have a fixed expiration date. During fiscal 2007, Varian Semiconductor spent $426.5 million on the repurchase of 11,343,017 shares at a weighted-average price per share of $37.58.

See Item 12 of Part III of this Annual Report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

The following table provides information about purchases by Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”) during the quarter ended September 28, 2007 of equity securities that are registered by Varian Semiconductor pursuant to Section 12 of the Securities Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
June 30 – July 27, 2007	1,123,900	$42.22	1,123,900	$42,662
July 28 – August 24, 2007	734,094	$48.66	734,094	$106,943
August 25 – September 28, 2007	776,008	$54.12	776,008	$64,948
Total:(3)	2,634,002	$47.52	2,634,002	$64,948

(1)	All shares were purchased pursuant to the publicly announced repurchase program described in footnote 2. Varian Semiconductor repurchased an aggregate of 16,964,350 shares of its common stock pursuant to the repurchase program that was publicly announced on October 22, 2004.

(2)	In October 2004, Varian Semiconductor’s Board of Directors authorized the repurchase, from time to time, of up to $100 million of Varian Semiconductor’s common stock on the open market. Subsequently, the Board of Directors has voted on increases to the amount of funds that may be expended in repurchasing Varian Semiconductor’s common stock to a total of $700 million as of November 13, 2007. The program does not have a fixed expiration date.

(3)	In addition to the repurchases made during the fiscal year ended September 28, 2007, Varian Semiconductor has repurchased 963,864 shares at total cost of $45.7 million between September 29, 2007 and November 12, 2007, the latest practicable date prior to the filing date.

COMPARISON OF FIVE-YEAR CUMULATIVE STOCKHOLDERS’ RETURNS

PERFORMANCE GRAPH FOR VARIAN SEMICONDUCTOR

The comparative stock performance graph below compares the cumulative stockholder return on our common stock for the period from September 27, 2002 through September 28, 2007 with the cumulative total return on (1) the Total Return Index for The Nasdaq Stock Market (US) and (2) the Goldman Sachs Semiconductor Index, which is a published industry index. The cumulative total return computations set forth in the performance graph assume the investment of $100 in our common stock, the Nasdaq Stock Market (US) and the Goldman Sachs Semiconductor Index on September 29, 2001. The stock price performance shown on the graph and table below is not necessarily indicative of future price performance.

	Cumulative Total Return ($)
	($100 Initial Investment)
	9/27/2002	10/3/2003	10/1/2004	9/30/2005	9/29/2006	9/28/2007
Varian Semiconductor Equipment	100.00	252.83	204.04	263.66	342.56	749.35
Nasdaq Global Select Market Composite	100.00	156.52	161.95	180.49	190.34	225.28
Goldman Sachs Semiconductor Index	100.00	183.28	164.73	195.09	202.04	222.22

Item 6.	Selected Financial Data.

The information included in the following table reflects selected consolidated summary financial data for each of the last five fiscal years. This data should be read in conjunction with the consolidated financial statements and notes thereto included in “Item 15-Exhibits and Financial Statement Schedules,” and with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	Fiscal Year
	2007[1,2]	2006[2,3]	2005[4]	2004	2003
	(amounts in millions, except per share amounts)
Consolidated Statements of Income Data:
Revenue	$1,054.9	$730.7	$600.5	$530.1	$362.5
Gross profit	$488.9	$309.5	$268.7	$239.8	$151.4
Provision for income taxes	$134.5	$30.6	$32.4	$28.8	$5.3
Net income	$142.2	$94.7	$72.0	$61.1	$10.8
Weighted average shares outstanding—basic	80.2	84.6	82.8	81.2	77.0
Weighted average shares outstanding—diluted	82.2	85.8	84.6	83.3	79.2
Net income per share—basic	$1.77	$1.12	$0.87	$0.75	$0.14
Net income per share—diluted	$1.73	$1.10	$0.85	$0.73	$0.14

Consolidated Balance Sheet Data
Cash and cash equivalents	$109.5	$258.9	$193.4	$218.6	$310.5
Investments	$184.5	$290.6	$280.6	$173.9	$40.0
Total assets	$799.1	$938.4	$862.8	$749.5	$598.6
Working capital	$439.1	$564.2	$640.5	$533.6	$431.9
Long term liabilities	$60.5	$24.3	$25.5	$25.3	$20.2
Total liabilities	$233.1	$183.5	$173.7	$173.4	$124.6
Stockholders’ equity	$566.0	$755.0	$689.1	$576.1	$474.0

(1)	Fiscal year 2007 includes a provision for income taxes of 49% due to Varian Semiconductor’s global realignment of its business structure.

(2)	In fiscal year 2006, Varian Semiconductor adopted the provisions of FAS 123(R), which resulted in $12.9 million net expense or $0.15 per diluted share in fiscal year 2006 and $10.0 million net expense or $0.12 per diluted share in fiscal year 2007.

(3)	Fiscal year 2006 results included a $9.0 million discrete income tax benefit and $1.6 million of related interest income, net income of $10.0 million after tax or $0.12 per diluted share in total, related to the completion of a routine tax examination by the U.S. Internal Revenue Service.

(4)	Fiscal year 2005 results included non-recurring pre-tax royalty revenue of $18.9 million and interest income of $5.7 million, net income of $17.0 million after tax or $0.20 per diluted share, relating to a settlement of a patent license agreement with Applied Materials.

QUARTERLY FINANCIAL DATA

(Unaudited)

Selected Quarterly Results of Operations

The following tables set forth unaudited quarterly condensed consolidated statements of income data for each of the eight fiscal quarters in the period ended September 28, 2007. The quarterly data should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(amounts in millions, except per share amounts)
Revenue	$225.6	$241.8	$288.7	$298.7	$1,054.8
Cost of revenue	125.1	131.0	153.0	156.8	565.9

Gross profit	100.5	110.8	135.7	141.9	488.9
Operating expenses	54.7	58.1	57.7	61.5	232.0

Operating income	45.8	52.7	78.0	80.4	256.9
Net interest and other income	6.3	5.8	4.2	3.5	19.8

Income before income taxes	52.1	58.5	82.2	83.9	276.7
Provision for income taxes	15.1	20.1	58.8	40.5	134.5

Net income	$37.0	$38.4	$23.4	$43.4	$142.2

Weighted average shares outstanding—basic	83.1	82.0	79.1	76.4	80.2
Weighted average shares outstanding—diluted	84.6	83.8	81.1	78.5	82.2
Net income per share—basic	$0.45	$0.47	$0.30	$0.57	$1.77
Net income per share—diluted	$0.44	$0.46	$0.29	$0.55	$1.73

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(amounts in millions, except per share amounts)
Revenue	$160.9	$170.5	$186.2	$213.1	$730.7
Cost of revenue	97.4	100.3	105.1	118.4	421.2

Gross profit	63.5	70.2	81.1	94.7	309.5
Operating expenses	49.9	53.7	50.7	52.3	206.6

Operating income	13.6	16.5	30.4	42.4	102.9
Net interest and other income	5.4	4.9	6.4	5.7	22.4

Income before income taxes	19.0	21.4	36.8	48.1	125.3
(Benefit from) provision for income taxes	(3.3)	6.6	12.1	15.2	30.6

Net income	$22.3	$14.8	$24.7	$32.9	$94.7

Weighted average shares outstanding—basic	84.5	85.4	85.2	83.3	84.6
Weighted average shares outstanding—diluted	85.6	86.6	86.2	84.6	85.8
Net income per share—basic	$0.26	$0.17	$0.29	$0.39	$1.12
Net income per share—diluted	$0.26	$0.17	$0.29	$0.39	$1.10

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Varian Semiconductor is the leading supplier of ion implantation equipment used in the fabrication of semiconductor chips. Varian Semiconductor designs, manufactures, markets and services semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the world. The VIISta ion implanter products are designed to leverage single wafer processing technology for the full range of semiconductor implant applications. Varian Semiconductor has shipped more than 3,800 systems worldwide.

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

Varian Semiconductor’s business is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. During calendar year 2005, there was an 11% decline in worldwide ion implanter sales. However, due to market share gains, Varian Semiconductor’s fiscal year 2005 revenue increased 13% over fiscal year 2004 as customers migrated to single wafer systems. Single wafer systems are now preferred over batch systems as they process wafers in such a way that results in higher yields for advanced device manufacturers. By offering a superior product to meet the requirements at the batch to single wafer inflection point, Varian Semiconductor grew its market share in 2006 from 39% to 43%. Calendar year 2007 market share reports are expected to be released in April 2008. Varian Semiconductor believes it has continued to increase its overall market share during calendar year 2007.

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

The first table below shows Varian Semiconductor’s calendar year 2006, 2005 and 2004 market share, as reported by Gartner Dataquest in April 2007, April 2006 and April 2005, respectively. Market share estimates are calculated on a subset of revenue, and information reported by Gartner Dataquest may not be consistent on a company by company basis. The second table below shows the total available market for ion implanter sales in calendar years 2006, 2005 and 2004, also reported by Gartner Dataquest in April 2007, April 2006 and April 2005. The total available market represents an estimated worldwide total revenue for ion implanters sold by all companies which sell ion implanters during each of the calendar years.

Market Share

	Calendar Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
By market
Medium current	53%	58%	52%
High current	46%	38%	22%
High energy	17%	10%	10%
Overall	43%	39%	31%

Total Available Market

	Calendar Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
	(in millions)
By market
Medium current	$414	$330	$447
High current	720	598	595
High energy	230	194	223

Overall	$1,364	$1,122	$1,265

Market Share and Total Available Market.    Market share and total available market research data is also published by VLSI Research Inc. In April 2007, VLSI Research Inc. reported that Varian Semiconductor’s overall market share was 46% and that the total available market was $1,285 million for calendar year 2006.

Varian Semiconductor’s four point increase in market share in calendar year 2006 and a 22% increase in the total available market for ion implanter sales, both as reported by Gartner Dataquest, led to increased revenues during 2006, compared to 2005. Varian Semiconductor’s increase in high current market share is a result of the industry shift to single wafer implanters at advanced technology nodes (65nm and below). Varian Semiconductor began developing single wafer high current tools during 1994 and believes it is currently the industry leader. The increase in high energy market share is primarily related to customer mix in the total available market for high energy tools. The decrease in medium current market share is primarily related to growth in the medium current market in Japan, where Varian Semiconductor has more competition in the medium current sector. Varian Semiconductor continues to invest heavily in research and development to maintain its medium current market share lead. Calendar year 2007 market share reports are expected to be released in April 2008. Varian Semiconductor believes it has continued to increase its overall market share during calendar year 2007.

Critical Accounting Policies and Significant Accounting Estimates

Varian Semiconductor’s discussion and analysis of its financial condition and results of operations are based upon Varian Semiconductor’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of these consolidated financial statements requires Varian Semiconductor to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a continual basis, Varian Semiconductor makes estimates and judgments on revenues, inventories, accounts receivable, long-lived assets, income taxes, warranty obligations, deferred revenue, post-retirement benefits, contingencies, stock-based compensation and foreign currencies. Varian Semiconductor operates in a highly cyclical and competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, customer and supplier lead times, and geographic and macroeconomic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. Varian Semiconductor bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also the factors discussed in Item 1A. “Risk Factors.”

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

Varian Semiconductor’s transactions frequently include the sale of systems and services under multiple element arrangements. Revenue under these arrangements is allocated to all elements, except systems, based upon the fair value of those elements. All elements may not be delivered and recognized as revenue during the same period. In such cases, Varian Semiconductor defers the relative fair value of the undelivered element until that element is delivered. The amount allocated to installation is based upon hourly rates at the estimated time to complete the service. The fair value of all other elements is based upon the price charged when these amounts are sold separately and unaccompanied by other elements. The amount of revenue allocated to systems is done on a residual method basis. Under this method, the total value of the arrangement is allocated first to the undelivered elements based on their fair values, with the remainder being allocated to systems revenue. If fair value cannot be determined for any of the undelivered elements, the entire value of the arrangement is deferred.

Inventory and Purchase Order Commitments

Varian Semiconductor values its inventory at the lower of cost or market. The determination of lower of cost or market requires that Varian Semiconductor make significant assumptions about future demand for products and the transition to new product offerings from legacy products. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. Varian Semiconductor also provides for losses on those open purchase order commitments in which Varian Semiconductor’s estimated obligation to receive inventory under the commitments exceeds expected production demand. These assumptions include, but are not limited to, future manufacturing schedules, customer demand, supplier lead time and technological and market obsolescence. Once inventory is written down and a new cost basis has been established, it is not written back up if demand increases. If market conditions are less favorable than those projected by management, additional inventory provisions may be required. If market conditions are more favorable than those projected by management, and specific inventory previously written down is subsequently sold, gross profit could benefit by the amount of the specific write-down to carrying value previously recorded. In the case of purchase order commitments, more favorable market conditions or successful negotiations with suppliers will result in a reduction of provisions in the period the excess purchase order commitments are reduced.

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

Results of Operations

Fiscal Year

Varian Semiconductor’s fiscal year is a 52- or 53-week period that ends on the Friday nearest September 30. Fiscal year 2007 was comprised of a 52-week period ended on September 28, 2007. Fiscal year 2006 was comprised of a 52-week period ended on September 29, 2006. Fiscal year 2005 was comprised of a 52-week period ended on September 30, 2005.

Fiscal Year 2007 Compared to Fiscal Year 2006 and

Fiscal Year 2006 Compared to Fiscal Year 2005

Revenue

The following table sets forth revenue by revenue stream and territory for fiscal years 2007, 2006 and 2005:

	Fiscal Year Ended			Fiscal Year 2006 to Fiscal Year 2007		Fiscal Year 2005 to Fiscal Year 2006
	September 28, 2007	September 29, 2006	September 30, 2005	Change	Percent Change	Change	Percent Change
	(Amounts in thousands)

Revenue
Product	$961,329	$642,038	$488,719	$319,291	50%	$153,319	31%
Service	86,062	79,222	84,078	6,840	9%	(4,856)	-6%
Royalty and license	7,473	9,454	27,724	(1,981)	-21%	(18,270)	-66%

Revenue	$1,054,864	$730,714	$600,521	$324,150	44%	$130,193	22%

Revenue by territory:
Asia Pacific	$747,445	$491,121	$408,582	$256,324	52%	$82,539	20%
North America*	234,078	161,129	134,778	72,949	45%	26,351	20%
Europe	73,341	78,464	57,161	(5,123)	-7%	21,303	37%

Revenue	$1,054,864	$730,714	$600,521	$324,150	44%	$130,193	22%

*	North America revenue for fiscal year 2005 included $18.9 million in past due royalties from Applied Materials.

Product

Varian Semiconductor’s product sales increased by 50% during fiscal year 2007 after a 31% increase during fiscal year 2006. The fiscal year 2007 increase was primarily due to increased tool sales to memory customers. On a unit basis, the number of tools recorded in revenue increased 51% during fiscal year 2007 compared to fiscal year 2006. Revenue from parts and upgrades sales increased 16% during fiscal year 2007. In fiscal year 2006, Varian Semiconductor’s product sales increased by 31% due to a unit increase in system sales of 33%, primarily related to high current system sales, and an increase in sales of parts. Varian Semiconductor believes that market share gains, particularly in the high current sector, and an overall increase in industry spending, were the primary reasons for Varian Semiconductor’s increase in sales in fiscal year 2006. Varian Semiconductor believes it has continued to increase its overall market share during calendar year 2007.

Service

Service revenue increased by 9% in fiscal year 2007 as compared to fiscal year 2006, primarily as a result of increases in installation revenue resulting from increased tool sales. Generally, installation revenue is influenced by shipment volume of systems, product mix, customer mix, timing of customer acceptance and the fair value of installations. As products mature and the installation requires less effort to complete, the fair value of installation revenue per system is reduced, which reduces installation revenue per tool. System installation revenues decreased by 6% in fiscal year 2006 compared to fiscal year 2005, primarily as a result of the reduction in fair value of system installations. Service contract revenues partially offset this decrease by increasing 8% from fiscal year 2005 to fiscal year 2006, primarily as a result of sales of service contracts with new systems.

Royalty and License

In fiscal year 2005, Varian Semiconductor received payments from Applied Materials of $18.9 million for past due royalties. Applied Materials was also required to make quarterly unit-based royalties payments to Varian Semiconductor on future sales of certain products found to be within the scope of the Agreement through the expiration of the Agreement in March 2007. In fiscal years 2007, 2006 and 2005, Varian Semiconductor recognized an additional $4.5 million, $6.4 million, and $5.3 million, respectively, as royalty revenue related to this agreement.

Pursuant to the terms of a Settlement and License Agreement between Lam and Varian Semiconductor, Lam was required to make quarterly cash payments of $1.25 million through the first quarter of fiscal year 2005 for future use of the patents. These quarterly cash payments were recognized as revenue through fiscal year 2005.

Customers

Revenue from Varian Semiconductor’s ten largest customers in fiscal years 2007, 2006 and 2005 accounted for approximately 72%, 63% and 66% of revenue, respectively. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue for the foreseeable future. In fiscal year 2007, revenue from one customer accounted for 17% of Varian Semiconductor’s total revenue. In fiscal year 2006, revenue from three customers accounted for 11%, 10% and 10%, respectively, of Varian Semiconductor’s total revenue. In fiscal year 2005, revenue from two customers accounted for 20% and 14% of Varian Semiconductor’s total revenue.

Shipment Mix

Varian Semiconductor’s tools are used primarily for 200mm and 300mm wafer size implants. In addition, Varian Semiconductor’s tools are used by logic, memory and foundry manufacturers—for integrated circuits. Logic manufacturers make chips that process information and are owned by the companies that design the chips. Memory manufacturers make chips that store information and they, too, are owned by the companies that design the chips. Foundry manufacturers are contractors that take chip designs from other companies and make the chips for them. Over the last several years the demand for memory chips has outstripped logic. As the demand for memory intensive applications such as cameras, phones and MP3 players grows, it is expected that memory will continue to represent the bulk of chips made worldwide. The following table sets forth tool shipments by wafer size and market, as a percent of total tool shipments, for fiscal years 2007, 2006 and 2005. Percentages are based on the number of tools shipped during the respective period.

	Fiscal Year Ended			Fiscal 2006 to Fiscal 2007	Fiscal 2005 to Fiscal 2006
	September 28, 2007	September 29, 2006	September 30, 2005	Percent Change	Percent Change
By wafer size
300 mm	91%	75%	55%	21%	36%
200 mm	9%	25%	45%	-64%	-44%

Shipments	100%	100%	100%

By market
Memory	70%	51%	66%	37%	-23%
Logic	14%	19%	14%	-26%	36%
Foundry	16%	30%	20%	-47%	50%

Shipments	100%	100%	100%

Cost of Product Revenue

Cost of product revenue was $511.1 million and gross margin was 47% for fiscal year 2007, compared to the cost of product revenue of $371.1 million and gross margin of 42% for fiscal year 2006. For fiscal year 2005, cost of product revenue was $280.4 million and gross margin was 43%. The increase in gross margin from fiscal year 2006 to fiscal year 2007 was primarily due to product mix and more efficient factory operations due to higher sales volume. Improved supply chain management and more efficient regional service support also contributed to the increases in gross margin in fiscal year 2007. These positive factors more than offset the decreases in gross margin attributable to the overall sales mix. As tool sales become a higher portion of total sales, overall margins decrease. This is due to the fact that tools generally have lower margins than parts and upgrades. Gross margin decreased during fiscal year 2006 compared to fiscal year 2005 also due to higher tool sales as a portion of total sales. In addition, during fiscal year 2006 there were increased product transition costs and market share penetrations, where the initial costs to support the first system in the fab were higher than for follow-on business. Cost of product revenue in fiscal years 2006 and 2005 was favorably impacted by $1.7 million in each year, from the sale of certain inventory for which the carrying value had been reduced in previous periods. Cost of product revenue for fiscal year 2007 and fiscal year 2006 included $1.3 million and $1.1 million, respectively, of equity-based compensation costs recorded upon the adoption of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123 (R)”) as of October 1, 2005.

Cost of Service Revenue

Cost of service revenue was $54.8 million and gross margin was 36% for fiscal year 2007, compared to $50.1 million and gross margin of 37% for fiscal year 2006 and $51.4 million and gross margin of 39% for fiscal year 2005. The decreases in service margins were related to decreased margins on installations which were influenced by lower fair value of installations, product and regional mix. The fair value of installations is assessed periodically and is largely based upon the historical experience of the effort and cost to complete installations. The fair value of tool installation is determined at the time of tool shipment. As products have matured and the installation requires less effort to complete, the fair value of installation revenue per installation is reduced. Based upon the results of the first quarter 2006, the fair value was reduced for certain products shipped in the remaining quarters of fiscal year 2006 thus reducing the gross margin. Generally, installation revenue is influenced by shipment volume of systems, product mix, customer mix, timing of customer acceptances and the fair value of installations. Cost of service revenue for each of fiscal years 2007 and 2006 included $1.0 million of equity-based compensation costs recorded upon the adoption of SFAS No. 123(R) as of October 1, 2005.

Research and Development

Research and development expenses were $104.0 million for fiscal year 2007, compared to $90.6 million for fiscal year 2006 and $77.7 million for fiscal year 2005, an increase of $13.4 million, or 15% from fiscal year 2006 to fiscal year 2007, and an increase of $12.9 million, or 17% from fiscal year 2005 to fiscal year 2006. The increases in research and development spending are attributable to Varian Semiconductor’s rapid product development cycle (which aims to introduce new products every nine to twelve months) and continuing efforts to improve productivity and technical development of its products. Varian Semiconductor focuses on maintaining its leadership position in the markets for medium current and high current implanters, improving its position in the high energy business and continuing to invest in additional new and next generation products. Research and development expense for fiscal year 2007 and fiscal year 2006 included $3.9 million and $3.7 million, respectively, of equity-based compensation costs recorded upon the adoption of SFAS No. 123(R) as of October 1, 2005.

Marketing, General and Administrative

Marketing, general and administrative expenses were $128.1 million for fiscal year 2007, compared to $116.1 million for fiscal year 2006 and $104.9 million for fiscal year 2005, an increase of $12.0 million, or 10% from fiscal year 2006 to fiscal year 2007, and an increase of $11.2 million, or 11% from fiscal year 2005 to fiscal year 2006. The increase in expense from fiscal year 2006 to fiscal year 2007 was due to increases in headcount and incentive compensation in support of the increase in overall business activity. Additionally, information technology and finance professional consulting expenses were higher due to spending related to Varian Semiconductor’s implementation of its global reorganization plan which is designed to better align its processes with the geographic location of its customers and suppliers. The increase in expense from fiscal year 2005 to fiscal year 2006 was primarily the result of the expensing of stock based compensation. Increased product marketing expenses, service expenses, and IT expenses also contributed to the increase. These increases were partially offset by decreases in marketing expenses related to the customer evaluations and demonstration of new generation products, and decreases in legal expenses. Marketing, general and administrative expenses for fiscal year 2007 and fiscal year 2006 included $13.5 million and $13.2 million, respectively, of equity-based compensation costs recorded upon the adoption of SFAS No. 123(R) as of October 1, 2005. Additionally, the first quarter of fiscal year 2005 included a $3.5 million charge, largely non-cash, associated with the retirement of the President and Chief Operating Officer of Varian Semiconductor.

Restructuring Costs

During fiscal year 2005, Varian Semiconductor recognized $0.9 million in restructuring costs. The restructuring costs related to reductions in headcount and facilities in Europe. The restructuring reserve balance of $0.2 million as of September 30, 2005, was paid during fiscal year 2006. There were no additional charges in fiscal years 2006 or 2007.

Interest Income and Interest Expense

During fiscal year 2007, Varian Semiconductor earned $19.5 million in net interest income, compared to $21.5 million for fiscal year 2006 and $16.3 million for fiscal year 2005. The decrease in interest income for fiscal year 2007 was related to a decrease in average cash and investment balances, primarily attributable to share repurchases during fiscal year 2007 of $426.5 million. Interest income in fiscal year 2006 included $1.6 million related to the release of tax refunds by the IRS upon the conclusion of a multi-year tax examination. Interest income in fiscal year 2005 included $5.7 million in interest on the past due royalties received from Applied Materials. In addition, interest income, during both fiscal years 2006 and 2005, increased due to higher cash balances and rates, along with an increased portfolio of investments. At September 28, 2007, Varian Semiconductor had $57.5 million in cash equivalents whose interest was exempt from US federal taxation. The rates of return on these cash equivalents were approximately 33% lower than rates earned on comparable fully-taxable cash equivalents.

Other Income (Expense), Net.

During fiscal year 2007, Varian Semiconductor recorded other income of $0.3 million related to foreign exchange gains offset by miscellaneous charges. During fiscal year 2006, Varian Semiconductor recorded other income of $0.9 million, primarily related to a gain on the sale of certain non-operating real estate owned by Varian Semiconductor. During fiscal year 2005, Varian Semiconductor recorded other income of $2.8 million, primarily related to the reduction of an estimated loss contingency of $2.7 million associated with patent infringement and antitrust litigation.

Provision for Income Taxes

Varian Semiconductor’s effective income tax rate was 49% in fiscal year 2007, 24% in fiscal year 2006 and 31% in fiscal year 2005. The 2007 provision was impacted by tax charges related to Varian Semiconductor’s realignment of its global business structure and establishment of international operations that will provide operational and financial services to all of its international locations. A significant element of the new structure involves the sharing of certain expenses related to the ongoing development of intangible property. Tax charges to implement the new structure impacted the fiscal year 2007 effective tax rate by approximately 15 percentage points. These charges consisted primarily of additional royalty payments that will be taxed in the United States and the loss of certain U.S. tax deductions related to research and development and certain other administration expenses. Varian Semiconductor anticipates that it may experience an effective tax rate in the 30% to 32% range in fiscal 2008, and possibly a lower rate in subsequent years, as it begins to realize operational and tax efficiencies resulting from this realignment.

Exclusive of the effects of the discrete tax benefit received in the first quarter of fiscal year 2006, as discussed in the following paragraph, and other discrete items, the effective tax rate would have been 32% for the fiscal year 2006. The rate is lower than the U.S. federal statutory rate in fiscal years 2006 and 2005, principally due to credits and lower-taxed foreign income. Future tax rates may vary from these historic rates depending on the worldwide composition of earnings and the continuing availability of income tax credits, as well as the potential resolution of tax contingencies.

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various tax authorities, including the IRS. The IRS conducted an examination for the tax years 1999 through 2003 as part of its routine examinations of Varian Semiconductor’s income tax returns. The IRS completed fieldwork for this examination of Varian Semiconductor in the fourth quarter of fiscal year 2005 and submitted its report to the Joint Committee for final approval. Varian Semiconductor was notified of Joint Committee approval in the first quarter of fiscal year 2006. Related to the conclusion of this examination, Varian Semiconductor recorded a discrete tax benefit of $9.0 million in the first quarter of fiscal year 2006. The IRS is currently examining certain refund claims filed by Varian Semiconductor for fiscal year 2000 through fiscal year 2004. The favorable resolution of these claims could result in a benefit to the financial statements.

Net Income

As a result of the foregoing factors, for fiscal year 2007 Varian Semiconductor recorded net income of $142.2 million, compared to net income of $94.7 million for fiscal year 2006 and $72.0 million for fiscal year 2005. The net income per diluted share was $1.73 for fiscal year 2007, compared to net income per diluted share of $1.10 for fiscal year 2006 and $0.85 for fiscal year 2005.

Liquidity and Capital Resources

Varian Semiconductor generated $108.3 million of cash from operations during fiscal year 2007, compared to $140.6 million during fiscal year 2006. Cash provided by operations in fiscal year 2007 was derived primarily from net income of $142.2 million, non-cash expenses such as stock based compensation of $19.7 million and depreciation and amortization of $14.4 million. Increases in accounts receivable of $61.8 million and inventories of $51.6 million were related to higher business volume. These increases were partially offset by increases in accrued expenses and deferred revenue. The increase in accrued expenses is associated with an anticipated long-term tax liability relating to the global realignment discussed above. The increase in deferred revenue of $8.1 million was related to the increase in volume and timing of tool shipments and the increase in accrued expenses was related to incentive compensation in support of the increase in overall business activity.

In fiscal year 2006, cash provided by operations was derived primarily from net income of $94.7 million, less non-cash expenses such as stock based compensation of $18.9 million, depreciation and amortization of $13.0 million, and the tax benefit from stock options exercised and employee stock purchase plan issuances of $10.8 million. Also contributing to cash from operations were a decrease in other current assets of $14.7 million and an increase in accounts payable of $12.6 million. The cash flow effects of net income, non-cash items and the changes in other current assets and accounts payable were partially offset by increases in inventory of $11.8 million and decreases in accrued expenses of $5.9 million. The decrease in other current assets is primarily related to the receipt of refunds from the IRS associated with the conclusion of a multi-year tax examination. The increase in accounts payable and inventory is related to a higher manufacturing build schedule for the first quarter of fiscal year 2007 as opposed to the schedule for the first quarter of fiscal year 2006. Additionally, increases in inventory are also due to increased field inventory primarily for new customers.

During fiscal year 2007, Varian Semiconductor used $108.7 million for the net purchase of investments and $10.9 million for the purchase of property, plant and equipment. In fiscal year 2006, Varian Semiconductor used $9.1 million for the net purchase of investments and $12.0 million for the purchase of property, plant and equipment. In fiscal year 2007, Varian Semiconductor’s net purchase of investments was lower than in fiscal year 2006 due to the repurchase of $426.5 million of its stock and the relative attractiveness of rates of return on cash equivalents. In fiscal year 2005, Varian Semiconductor used $109.6 million for the net purchase of investments and $12.4 million for the purchase of property, plant and equipment.

During fiscal year 2007, Varian Semiconductor used $355.2 million of cash for financing activities. Varian Semiconductor repurchased $426.5 million of its stock during the fiscal year as part of its authorized share repurchase program. This was partially offset by the issuance of stock upon the exercise of stock options and under the employee stock purchase plan of $54.2 million and the excess tax benefit from stock based compensation of $17.6 million. Varian Semiconductor’s Board of Directors amended the share repurchase program by increasing the amount of funds that may be expended in repurchasing common stock from $200 million to $700 million as of November 13, 2007. The program does not have a fixed expiration date. During fiscal year 2007, Varian Semiconductor repurchased 11.3 million shares at a weighted-average price per share of $37.58.

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

As of September 28, 2007 and September 29, 2006, Varian Semiconductor’s subsidiary in Japan had two credit facilities available with two different financial institutions. At September 28, 2007, maximum available borrowings under each of the two facilities were as follows: Yen 1,000,000,000 ($8.7 million) and Yen 500,000,000 ($4.3 million). The loans are not collateralized and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. The interest rate for the Yen 1,000,000,000 credit facility is based on the short-term prime rate (approximately 1.875% at September 28, 2007 and 1.675% at September 29, 2006). The interest rate for the Yen 500,000,000 facility is the 3-month Tokyo interbank offered rate (TIBOR) + 1.00% (approximately 1.84% at September 28, 2007). There were no outstanding borrowings under either facility at September 28, 2007 or September 29, 2006.

Varian Semiconductor also has borrowing capacity in Europe and Taiwan. Varian Semiconductor’s subsidiary in Europe maintains a credit facility that includes overdraft protection of Euro 2.5 million which at September 28, 2007 translated to $3.5 million. Interest accrues at the Euro base rate + 1.5% and was approximately 6.55% at September 28, 2007. Varian Semiconductor’s subsidiary in Taiwan maintains a credit facility of $1.0 million. Any outstanding borrowings under the Taiwan facility accrue interest at the local base rate + 2.0% plus taxes, which was approximately 7.54% at September 28, 2007, and are payable on demand. Neither credit facility is collateralized nor do they contain any restrictive covenants, although each facility is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of September 28, 2007 or September 29, 2006 under either facility.

In February 2003, Varian Semiconductor purchased its previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. Prepayment would require Varian Semiconductor to pay a prepayment penalty equal to the greater of two percent of the outstanding principal balance or the excess of the present value of all future loan payments over the outstanding principal balance of the loan. The loan is secured by the property. The $3.3 million carrying amount of the loan had an estimated fair value of $3.5 million at September 28, 2007. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and Varian Semiconductor’s financial condition at September 28, 2007. As of September 28, 2007, Varian Semiconductor also has a standby letter of credit outstanding for $0.9 million as a guarantee for the debt on this facility.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash, cash equivalents and investments of $294.1 million at September 28, 2007 will be sufficient to satisfy working capital requirements, commitments for capital expenditures, any future common stock repurchases and other purchase commitments, environmental contingencies and cash requirements for the foreseeable future.

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

Contractual Obligations

Under GAAP, some obligations and commitments are not required to be included in the consolidated balance sheets and statements of income. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of September 28, 2007 have not been included in the consolidated balance sheets and statements of income included under Item 8. “Financial Statements and Supplementary Data”.

	Commitments by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
	(amounts in thousands)
Operating leases	$2,799	$1,793	$707	$299	$—
Purchase order commitments	77,001	76,877	124	—	—

Total commitments	$79,800	$78,670	$831	$299	$—

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former VAI, now operates as VMS. On April 2, 1999, VAI contributed its SEB to Varian Semiconductor, then distributed to the holders of record of VAI common stock one share of common stock of Varian Semiconductor for each share of VAI common stock owned on March 24, 1999. At the same time, VAI contributed its Instruments Business (“IB”) to VI and distributed to the holders of record of VAI common stock one share of common stock of IB for each share of VAI common stock owned on March 24, 1999. VAI retained its Health Care Systems business and changed its name to VMS effective as of April 2, 1999. These transactions were accomplished under the terms of a Distribution Agreement by and among Varian Semiconductor, VAI, hereafter referred to as VMS for periods following the spin-off and VI (the “Distribution Agreement”). For purposes of providing an orderly transition and to define certain ongoing relationships between and among Varian Semiconductor, VMS and VI after the spin-off, Varian Semiconductor, VMS and VI also entered into the Distribution Related Agreements.

The Distribution Related Agreements provide that from and after the spin-off, VMS, VI, and Varian Semiconductor will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VMS and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VMS, VI, and Varian Semiconductor. The Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll and pension liabilities) in accordance with their terms. During fiscal years 2007, 2006 and 2005, Varian Semiconductor was charged $0.9 million, $1.4 million and $1.2 million, respectively, by VMS in settlement of these obligations.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation will be effective for Varian Semiconductor for its fiscal year 2008. Varian Semiconductor does not expect that the adoption of this interpretation will have a material impact on its financial statements.

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

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange losses for the fiscal years ended 2007, 2006 and 2005 were $311,000, $146,000 and $46,000, respectively.

Forward exchange contracts outstanding are summarized as follows (dollars in thousands):

	September 28, 2007			September 29, 2006
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Singapore Dollar	$4,609	1.52	$4,678	$1,239	1.57	$1,224
New Taiwan Dollar	2,093	32.93	2,100	2,227	32.83	2,215
Korean Won	218	913.35	216	2,251	947.68	2,254
Japanese Yen	557	115.21	556	4,133	117.60	4,132
Israeli Shekel	—	—	—	51	4.30	51

Total foreign currency purchase contracts	$7,477		$7,550	$9,901		$9,876

Foreign currency sell contracts:
Japanese Yen	$24,186	114.91	$24,052	$10,265	117.72	$10,272
Korean Won	5,072	939.70	5,177	3,232	961.90	3,286
Euro	1,077	0.73	1,112	205	0.78	203
Israeli Shekel	311	4.13	319	203	4.37	206
Singapore Dollar	169	1.49	168	—	—	—
New Taiwan Dollar	—	—	—	61	32.91	61
British Pound	—	—	—	78	0.53	77

Total foreign currency sell contracts	$30,815		$30,828	$14,044		$14,105

Total contracts	$38,292		$38,378	$23,945		$23,981

Varian Semiconductor uses derivative instruments to protect its foreign operations from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor hedges its current exposures and a portion of its anticipated foreign currency exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales, except for those in Japan, are primarily denominated in the U.S. dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of operations. There was an immaterial amount of ineffectiveness recognized during the fiscal years ended September 28, 2007 and September 29, 2006. There were four forward foreign exchange sell contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at September 28, 2007 totaling an equivalent of $12.6 million. In addition, there were two forward foreign exchange purchase contracts totaling an equivalent of $6.5 million offsetting two of the four forward sell contracts. At September 29, 2006, there were seven forward foreign exchange sell contracts outstanding designated as hedges of anticipated product sales in Japanese Yen totaling an equivalent of $35.5 million. In addition, there were three forward foreign exchange purchase contracts totaling an equivalent of $11.7 million offsetting three of the seven forward sell contracts.

There were approximately $0.1 million net unrealized losses on these forward Yen contracts as of September 28, 2007. There were approximately $0.7 million in net unrealized gains on these forward Yen contracts as of September 29, 2006. The fair value of forward exchange contracts generally reflects the estimated amounts that Varian Semiconductor would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of Varian Semiconductor’s exposure.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities. Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and short-term investments. Varian Semiconductor maintains cash investments primarily in U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at September 28, 2007 and September 29, 2006 were $84.5 million and $234.1 million, respectively. At September 28, 2007, Varian Semiconductor’s short-term investments were $88.4 million and consisted primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings of AA or better. At September 29, 2006, Varian Semiconductor’s short-term investments were $154.8 million and consisted primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings of AA or better. At September 28, 2007, Varian Semiconductor’s long-term investments were $96.2 million and consisted primarily of U.S. Treasury, government agency and corporate bonds with ratings of AA or better. At September 29, 2006, Varian Semiconductor’s long-term investments were $135.8 million and consisted of the same types of securities as at September 28, 2007.

In February 2003, Varian Semiconductor purchased its facility located in Newburyport, Massachusetts. As part of the purchase price, Varian Semiconductor assumed the seller’s outstanding loan of $5.1 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. The loan is secured by the property. The $3.3 million remaining principal amount of the loan had an estimated fair value of $3.5 million at September 28, 2007. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and Varian Semiconductor’s financial condition at September 28, 2007.

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

Disclosure Controls and Procedures

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of September 28, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to Varian Semiconductor’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of September 28, 2007, Varian Semiconductor’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 28, 2007 that has materially affected, or is reasonably likely to materially affect, Varian Semiconductor’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of Varian Semiconductor is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Varian Semiconductor’s internal control over financial reporting as of September 28, 2007. In their evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on management’s evaluation using the COSO criteria, management concludes that Varian Semiconductor maintained effective internal control over financial reporting as of September 28, 2007. This evaluation has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The response to this item is contained in part under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and in part in Varian Semiconductor’s Proxy Statement for the Annual Meeting of Stockholders to be held on February 4, 2008 (the “2008 Proxy Statement”) under the captions “Election of Directors,” “Information About Stockholder Proposals for 2009 Annual Meeting” and “Corporate Governance” which sections are incorporated herein by this reference.

The information required by this Item pursuant to Item 405 of Regulation S-K will appear under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement, which section is incorporated herein by reference.

Varian Semiconductor has adopted a written code of ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Varian Semiconductor’s code of ethics, which also applies to its directors and all of its officers and employees, can be found on its web site, which is located at www.vsea.com, and is also an exhibit to this report. Varian Semiconductor intends to make all required disclosures concerning any amendments to, or waivers from, its code of business conduct and ethics on its web site.

Item 11.	Executive Compensation.

The response to this item is contained in the 2008 Proxy Statement under the caption “Executive Compensation,” including “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” which sections are incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is contained in the 2008 Proxy Statement under the caption “Principal Stockholders” and “Equity Compensation Plan Information,” which sections are incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The response to this item is contained in the 2008 Proxy Statement under the captions “Director Independence” and “Transactions with Related Persons,” which section is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.

The response to this item is contained in the 2008 Proxy Statement under the caption “Independent Registered Public Accounting Firm’s Fees,” which section is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements: (see index on page F-1 of this report)

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of September 28, 2007 and September 29, 2006

•	Consolidated Statements of Income for fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005

•	Consolidated Statements of Cash Flows for fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005

•	Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule: (see index on page F-1 of this report)

The following financial statement schedule of Varian Semiconductor and its subsidiaries for fiscal years 2007, 2006 and 2005 is filed as a part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of Varian Semiconductor and its subsidiaries.

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

Date: November 21, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY E. DICKERSON Gary E. Dickerson	Chief Executive Officer (Principal Executive Officer)	November 21, 2007

/s/ ROBERT J. HALLIDAY Robert J. Halliday	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 21, 2007

/s/ THOMAS C. BAKER Thomas C. Baker	Vice President, Finance (Principal Accounting Officer)	November 21, 2007

/s/ RICHARD A. AURELIO Richard A. Aurelio	Chairman of the Board	November 21, 2007

/s/ ROBERT W. DUTTON Robert W. Dutton	Director	November 21, 2007

/s/ DENNIS G. SCHMAL Dennis G. Schmal	Director	November 21, 2007

/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett	Director	November 21, 2007

/s/ XUN CHEN Xun Chen	Director	November 21, 2007

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
2.1	Distribution Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc. dated as of January 14, 1999.	10-12(g)	02/12/1999	2.1

3.1	Restated Certificate of Incorporation of Varian Semiconductor Equipment Associates, Inc.	10-12(g)	02/12/1999	3.1

3.2	By-Laws of Varian Semiconductor Equipment Associates, Inc.	10-12(g)/a	03/08/1999	3.2

4.1	Specimen Common Stock Certificate.	10-12(g)/a	03/08/1999	4.1

4.2	Rights Agreement between First Chicago Trust Company of New York and the Registrant, dated as of February 19, 1999.	10-12(g)/a	03/08/1999	4.2

4.3	Amendment dated as of October 15, 2001 to the Rights Agreement between First Chicago Trust Company of New York and Registrant, dated February 19, 1999, to appoint EquiServe Trust Company, N.A.	10-K	12/20/2001	10.12

4.4	Amendment No. 2 dated as of October 25, 2004 to the Rights Agreement (as amended) between EquiServe Trust Company, N.A. and the Registrant.	10-K	12/14/2004	4.4

10.1	Form of Employee Benefits Allocation Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-12(g)	02/12/1999	10.1

10.2	Form of Intellectual Property Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc., and Varian, Inc.	10-12(g)	02/12/1999	10.2

10.3	Form of Tax Sharing Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-12(g)	02/12/1999	10.3

10.4	Form of Transition Services Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-12(g)	02/12/1999	10.4

10.5	Form of Change in Control Agreement for Chief Executive Officer and Chairman of the Board.	8-K	10/15/2004	10.3

10.6	Form of Indemnity Agreement with Directors and Executive Officers.	10-12(g)/a	03/08/1999	10.8

10.7	Varian Semiconductor Equipment Associates, Inc. Amended and Restated 2006 Stock Incentive Plan	8-K	03/13/2006	10.6

10.8	Varian Semiconductor Equipment Associates, Inc. 2006 Management Incentive Plan.	10-K	12/07/2006	10.8

10.9	Varian Semiconductor Equipment Associates, Inc. Deferred Compensation Plan			10.9	X

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
10.10	Agreement dated as of July 24, 1998, between Varian Associates, Inc. and High Voltage Engineering Europa B.V.	10-12(g)	02/12/1999	10.9

10.11	Varian Semiconductor Equipment Associates, Inc. Employee Stock Purchase Plan.	10-K	12/20/2001	10.11

10.12	Purchase and Sale Agreement made as of November 27, 2002, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.	10-Q	02/05/2003	10.1

10.13	First Amendment to Purchase and Sale Agreement, dated as of January 6, 2003, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.	10-Q	02/05/2003	10.2

10.14	Second Amendment to Purchase and Sale Agreement, dated as of January 28, 2003, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.	10-Q	02/05/2003	10.3

10.15	Form of Change in Control Agreement for Chief Financial Officer.	8-K	10/15/2004	10.4

10.16	Form of Change in Control Agreement for Certain Designated Executives.	8-K	10/15/2004	10.5

10.17	Form of Nonstatutory Stock Option Agreement for Directors	8-K	03/13/2006	10.1

10.18	Form of Nonstatutory Stock Option Agreement for Officers	8-K	03/13/2006	10.2

10.19	Form of Nonstatutory Stock Option Agreement for Employees	8-K	03/13/2006	10.3

10.20	Form of Restricted Stock Agreement for Officers	8-K	03/13/2006	10.4

10.21	Form of Restricted Stock Agreement for Employees	8-K	03/13/2006	10.5

10.22	Form of Deferred Stock Units Agreement for Directors	8-K	03/17/2006	10.1

10.23	Offer Letter from the Registrant to Gary E. Dickerson, as amended.	10-Q	08/05/2005	10.2

10.24	VSEA Expatriate Assignment Offer Letter, 2005, from the Registrant to Yong-Kil Kim.	10-Q	08/05/2005	10.1

10.25	Retirement Agreement and General Release, dated as of December 8, 2005 between Alan P. Sheng and Varian Semiconductor Equipment Associates, Inc.	10-K	12/13/2005	10.21

10.26	Agreement and General Release, dated as of January 2, 2006 between John E. Aldeborgh and Varian Semiconductor Equipment Associates, Inc.	8-K	01/03/2006	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
10.27	Letter Agreement, dated as of January 2, 2006 between Richard A. Aurelio and Varian Semiconductor Equipment Associates, Inc.	8-K	01/03/2006	10.2

10.28	Form of Amendment to all Change in Control Agreements	10-K	12/13/2005	10.22

10.29	Form of Restricted Stock Agreement for Officers with Performance Vesting	10-K	12/07/2006	10.30

10.30	Amendment, dated February 8, 2007 to Letter Agreement between Richard A. Aurelio and Varian Semiconductor Equipment Associates, Inc., dated as of January 2, 2006	10-K		10.30	X

14.1	Code of Business Conduct and Ethics	10-K	12/07/2006	14.1

21.1	Subsidiaries of the Registrant.	10-K		21.1	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K		23.1	X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K		31.1	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K		31.2	X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K		32.1	X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K		32.2	X

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of the Registrant and its subsidiaries are required to be included in Item 8:

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 28, 2007 and September 29, 2006	F-3

Consolidated Statements of Income for fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005	F-4

Consolidated Statements of Cash Flows for fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005	F-5

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005	F-6

Notes to the Consolidated Financial Statements	F-7

The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2007, 2006 and 2005 should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Varian Semiconductor Equipment Associates, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1), present fairly, in all material respects, the financial position of Varian Semiconductor Equipment Associates, Inc. and its subsidiaries at September 28, 2007 and September 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits, which were integrated audits in 2007 and 2006. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal year 2006.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

November 21, 2007

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

	September 28, 2007	September 29, 2006
	(amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$109,514	$258,891
Short-term investments	88,384	154,810
Accounts receivable, net	189,573	125,992
Inventories	170,293	133,929
Deferred income taxes	27,907	31,592
Other current assets	26,010	18,102

Total current assets	611,681	723,316

Long-term investments	96,153	135,777
Property, plant and equipment, net	73,980	62,249
Goodwill	12,280	12,280
Other assets	4,994	4,744

Total assets	$799,088	$938,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$510	$466
Accounts payable	49,863	45,937
Accrued expenses	50,478	41,656
Income taxes payable	4,811	12,291
Product warranty	12,183	8,934
Deferred revenue	54,742	49,840

Total current liabilities	172,587	159,124

Long-term accrued expenses and other liabilities	53,904	17,300
Deferred income taxes	3,858	3,722
Long-term debt	2,761	3,270

Total liabilities	233,110	183,416

Commitments, contingencies and guarantees (Note 22)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 92,716,665 shares issued and 75,752,315 shares outstanding at September 28, 2007; 88,962,816 shares issued and 83,341,483 shares outstanding at September 29, 2006	927	890
Capital in excess of par value	548,426	452,932
Less: Cost of 16,964,350 shares of common stock held in treasury at September 28, 2007	(535,423)	(108,910)
Retained earnings	553,221	411,014
Accumulated other comprehensive loss	(1,173)	(976)

Total stockholders’ equity	565,978	754,950

Total liabilities and stockholders’ equity	$799,088	$938,366

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
	(amounts in thousands, except per share data)
Revenue
Product	$961,329	$642,038	$488,719
Service	86,062	79,222	84,078
Royalty and license	7,473	9,454	27,724

Total revenue	1,054,864	730,714	600,521

Cost of revenue
Product	511,137	371,114	280,447
Service	54,803	50,070	51,367

Total cost of revenue	565,940	421,184	331,814

Gross profit	488,924	309,530	268,707

Operating expenses
Research and development	104,025	90,604	77,661
Marketing, general and administrative	128,055	116,063	104,883
Restructuring	—	—	914

Total operating expenses	232,080	206,667	183,458

Operating income	256,844	102,863	85,249
Interest income	20,792	22,323	16,989
Interest expense	(1,268)	(809)	(641)
Other income, net	300	918	2,765

Income before income taxes	276,668	125,295	104,362
Provision for income taxes	134,461	30,611	32,352

Net income	$142,207	$94,684	$72,010

Weighted average shares outstanding—basic	80,151	84,605	82,829
Weighted average shares outstanding—diluted	82,220	85,790	84,593
Net income per share—basic	$1.77	$1.12	$0.87
Net income per share—diluted	$1.73	$1.10	$0.85

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
	(amounts in thousands)
Cash flow from operating activities:
Net income	$142,207	$94,684	$72,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,370	12,971	12,805
Amortization of investment premiums	88	646	1,663
Deferred income taxes	3,822	(2,482)	(2,312)
Stock-based compensation	19,651	18,916	4,115
Tax benefit from stock-based compensation	21,721	10,825	9,915
Excess tax benefits from stock-based compensation	(17,591)	(4,529)	—
Changes in assets and liabilities:
Accounts receivable	(61,844)	(1,528)	(191)
Inventories	(51,600)	(11,827)	(34,616)
Other current assets	(7,908)	14,694	5,686
Accounts payable	3,815	12,595	(839)
Accrued expenses	31,566	(5,898)	6,929
Product warranty	3,054	1,227	763
Deferred revenue	8,124	1,829	(2,242)
Other	(1,199)	(1,511)	(694)

Net cash provided by operating activities	108,276	140,612	72,992

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,968)	(11,987)	(12,386)
Proceeds from sales and maturities of investments	204,235	345,897	145,030
Purchase of investments	(95,553)	(355,043)	(254,580)

Net cash provided by (used in) investing activities	97,714	(21,133)	(121,936)

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of options and issuance of stock under the employee stock purchase plan	54,159	50,321	27,665
Excess tax benefits from stock-based compensation	17,591	4,529	—
Repurchase of common stock	(426,513)	(108,910)	—
Repayment of notes payable	—	40	(3,848)
Repayment of long-term debt	(465)	(466)	(426)

Net cash (used in) provided by financing activities	(355,228)	(54,486)	23,391

Effects of exchange rates on cash	(139)	472	401

Net increase (decrease) in cash and cash equivalents	(149,377)	65,465	(25,152)
Cash and cash equivalents at beginning of period	258,891	193,426	218,578

Cash and cash equivalents at end of period	$109,514	$258,891	$193,426

Supplemental information to the cash flow:
Cash payments for income taxes, net of refunds	$95,707	$16,296	$14,509
Cash payments for interest	$358	$361	$427
Non-cash transfers of engineering and demonstration tools from inventory to equipment, net	$15,242	$5,607	$6,597

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(shares and amounts in thousands)
Balance at October 1, 2004	81,920	$819	$331,246	$—	$244,320	$(149)	$(156)	$576,080
Components of comprehensive income:
Net income	—	—	—	—	72,010	—	—	72,010
Unrealized gain on cash flow hedging instruments	—	—	—	—	—	—	2,082	2,082
Reclassification adjustment for realized gains on cash flow hedging instruments included in net income	—	—	—	—	—	—	(869)	(869)
Unrealized loss on investments	—	—	—	—	—	—	(1,770)	(1,770)

Total comprehensive income	—	—	—	—	—	—	—	71,453

Deferred compensation related to restricted shares	585	6	10,081	—	—	(10,087)	—	—
Amortization of stock-based compensation	—	—	—	—	—	870	—	870
Stock-based compensation expense	—	—	3,093	—	—	—	—	3,093
Issuance of common stock through stock option and stock purchase plans, including income tax benefit of $9,915	3,027	30	37,550	—	—	—	—	37,580

Balance at September 30, 2005	85,532	855	381,970	—	316,330	(9,366)	(713)	689,076
Components of comprehensive income:
Net income	—	—	—	—	94,684	—	—	94,684
Unrealized gain on cash flow hedging instruments	—	—	—	—	—	—	1,547	1,547
Reclassification adjustment for realized gains on cash flow hedging instruments included in net income	—	—	—	—	—	—	(2,102)	(2,102)
Unrealized gain on investments	—	—	—	—	—	—	448	448
Reclassification adjustment for realized losses on investments included in net income	—	—	—	—	—	—	(156)	(156)

Total comprehensive income	—	—	—	—	—	—	—	94,421

Deferred compensation adjustment	—	—	(9,366)	—	—	9,366	—	—
Acquisition of treasury shares	(5,621)	—	—	(108,910)	—	—	—	(108,910)
Stock-based compensation expense	—	—	18,916	—		—	—	18,916
Issuance of common stock under stock plans including, income tax benefit of $10,825	3,430	35	61,412	—	—	—	—	61,447

Balance at September 29, 2006	83,341	890	452,932	(108,910)	411,014	—	(976)	754,950
Components of comprehensive income:
Net income	—	—	—	—	142,207	—	—	142,207
Unrealized gain on cash flow hedging instruments	—	—	—	—	—	—	335	335
Reclassification adjustment for realized gains on cash flow hedging instruments included in net income	—	—	—	—	—	—	(548)	(548)
Unrealized loss on investments	—	—	—	—	—	—	(787)	(787)
Reclassification adjustment for realized gains on investments included in net income	—	—	—	—	—	—	27	27

Total comprehensive income	—	—	—	—	—	—	—	141,234

Defined benefit obligation upon adoption of SFAS 158, net of tax							776	776
Acquisition of treasury shares	(11,343)	—	—	(426,513)	—	—	—	(426,513)
Stock-based compensation expense	—	—	19,651	—		—	—	19,651
Issuance of common stock under stock plans including, income tax benefit of $21,721	3,754	37	75,843	—	—	—	—	75,880

Balance at September 28, 2007	75,752	$927	$548,426	$(535,423)	$553,221	$—	$(1,173)	$565,978

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

Note 2.    Summary of Significant Accounting Policies

Fiscal Year

Varian Semiconductor’s fiscal year is a 52- to 53-week period that ends on the Friday nearest September 30. Fiscal year 2007 is comprised of a 52-week period ended on September 28, 2007. Fiscal year 2006 is comprised of a 52-week period ended on September 29, 2006. Fiscal year 2005 is comprised of a 52-week period ended on September 30, 2005.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Varian Semiconductor’s transactions frequently include the sale of systems and services under multiple element arrangements. Revenue under these arrangements is allocated to all elements, except systems, based upon the fair value of those elements. All elements may not be delivered and recognized as revenue during the same period. In such cases, Varian Semiconductor defers the relative fair value of the undelivered element until that element is delivered. The amount allocated to installation is based upon hourly rates at the estimated time to complete the service. The fair value of all other elements is based upon the price charged when these amounts are sold separately and unaccompanied by other elements. The amount of revenue allocated to systems is done on a residual method basis. Under this method, the total value of the arrangement is allocated first to the undelivered elements based on their fair values, with the remainder being allocated to systems revenue. If fair value cannot be determined for any of the undelivered elements, the entire value of the arrangement is deferred.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Short-term investments consist primarily of certificates of deposit, Treasury and government agency securities and corporate bonds with ratings AA or better. All short-term investments have been classified as available-for-sale and are carried at fair market value, which approximates cost, due to the short period of time to maturity and the relative risk of the investments. As of September 28, 2007, Varian Semiconductor had the ability but not the intent to liquidate certain investments in order to meet its liquidity needs for the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of acquisition have been classified as long-term.

Accounts Receivable and Allowance for Doubtful Accounts

Substantially all of Varian Semiconductor’s accounts receivable balance relate to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is Varian Semiconductor’s best estimate of the amount of probable credit losses in its existing accounts

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed in the period the cost is incurred. Plant and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is less. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are relieved from the accounts, and resulting gains or losses are included in operating income in the consolidated statements of income.

Goodwill and Other Long-Lived Assets

At September 28, 2007 and September 29, 2006, goodwill was $12.3 million. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized. Varian Semiconductor tests for the impairment of goodwill on an annual basis or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Varian Semiconductor tests for goodwill impairment at the entity level, as its subsidiaries do not constitute separate businesses and all possess similar economic characteristics. The test is performed by deducting the fair value of all assets and liabilities from the total estimated fair value to determine residual goodwill. As of September 28, 2007, Varian Semiconductor completed its annual goodwill impairment test and determined that no impairments existed.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

All of Varian Semiconductor’s derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged. There were four forward foreign exchange sell contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at September 28, 2007 totaling an equivalent notional value of $12.6 million. In addition, there were two forward foreign exchange purchase contracts in the amount of an equivalent notional value of $6.5 million offsetting two of the four forward sell contracts.

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

Concentration of Risk

Financial instruments that potentially expose Varian Semiconductor to concentrations of credit risk consist principally of trade accounts receivable, cash investments and forward foreign exchange contracts. In recent fiscal years, Varian Semiconductor has sold over half of its systems to its ten largest customers, and its trade accounts receivable is primarily comprised of these respective customers. However, the concentration of credit risk is limited as the customer base is dispersed among many geographic regions and is comprised primarily of large multi-national companies. Varian Semiconductor performs ongoing credit evaluations and generally does not require collateral from its customers. As of September 28, 2007, one customer accounted for 15% of the total accounts receivable balance. As of September 29, 2006, two customers accounted for 15% and 11% of the total accounts receivable balance.

In fiscal year 2007, revenue from one customer accounted for 17% of Varian Semiconductor’s total revenue. In fiscal year 2006, revenue from three customers accounted for 11%, 10% and 10% of Varian Semiconductor’s total revenue. In fiscal year 2005, revenue from two customers accounted for 20% and 14% of Varian Semiconductor’s total revenue.

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at September 28, 2007 and September 29, 2006 were $84.5 million and $234.1 million, respectively. Cash and cash equivalents are invested with multiple financial institutions. Investments consist primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings AA or better. All investments have been classified as available-for-sale and are carried at fair market value due to the short period of time to maturity and the relative risk of the investments. Varian Semiconductor manages its cash equivalents and investments as a single portfolio of highly marketable securities that is intended to be available to meet Varian Semiconductor’s current cash requirements. Varian Semiconductor also places forward foreign exchange contracts with investment grade financial institutions in order to minimize currency risk exposure.

Varian Semiconductor obtains some of the components and subassemblies that are included in its products from a limited group of suppliers, or in some cases a single source supplier. The loss of any supplier, including any

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation will be effective for Varian Semiconductor for its fiscal year 2008. Varian Semiconductor does not expect that the adoption of this interpretation will have a material impact on its financial statements.

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

Note 3.    Stock Split

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

Stockholders’ equity as of October 1, 2004, September 30, 2005, September 29, 2006 and September 28, 2007 reflects the stock split by reclassifying from “Capital in excess of par value” to “Common stock” an amount equal to the par value of the additional shares arising from the split.

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

The estimated fair value of Varian Semiconductor’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The effect of recording stock-based compensation for the fiscal year ended September 28, 2007 was as follows:

	Fiscal Year Ended
	September 28, 2007	September 29, 2006
	(Amounts in thousands except per share amounts)	(Amounts in thousands except per share amounts)
Stock-based compensation expense by type of award:
Stock options	$9,885	$11,858
Restricted stock	8,719	6,169
Employee Stock Purchase Plan	1,047	977
Less: Amounts capitalized as inventory	—	(88)

Total stock-based compensation	19,651	18,916
Less: Tax effect on stock-based compensation	(9,688)	(6,053)

Effect on net income	$9,963	$12,863

Effect on earnings per share
Basic	$0.12	$0.15
Diluted	$0.12	$0.15
Effect of stock-based compensation on income by line item:
Cost of product revenue	$1,261	$1,112
Cost of service revenue	1,048	938
Research and development expense	3,863	3,673
Marketing, general and administrative expense	13,479	13,193
Provision for income taxes	(9,688)	(6,053)

Total cost related to stock-based compensation	$9,963	$12,863

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Varian Semiconductor estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. Varian Semiconductor has determined that a blended volatility, using Varian Semiconductor’s historical and implied volatility measures and a peer group implied volatility, best reflects expected volatility over the expected term of the option. Varian Semiconductor believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of Varian Semiconductor’s stock options granted during fiscal year 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option granted during the fiscal years ended September 28, 2007 and September 29, 2006 were estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	September 28, 2007	September 29, 2006
Expected life (in years)	4.0	4.1
Expected volatility	39.2%	38.8%
Risk-free interest rate	4.6%	4.8%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$12.88	$8.61

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

The pro-forma information for the fiscal year ended September 30, 2005 was as follows:

Fiscal Year 2005
(amounts in thousands, except per share amounts)
Net income as reported	$72,010
Add: Compensation expense included in net income, net of related tax benefit	2,864
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax benefit	(14,048)

Pro forma net income (loss)	$60,826

Net income (loss) per share:
Basic, pro forma	$0.73
Basic, as reported	$0.87
Diluted, pro forma	$0.71
Diluted, as reported	$0.85

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

The fair value of Varian Semiconductor’s stock-based awards granted during the fiscal year ended September 30, 2005 was estimated using the following weighted-average assumptions:

	Fiscal Year Ended September 30, 2005
	Options	ESPP
Expected life (in years)	4.0	0.5
Expected volatility	55.5%	40.7%
Risk-free interest rate	3.8%	2.6%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$7.27	$4.42

Stock Incentive Plan

The 2006 Stock Incentive Plan (the “Plan”), which replaced the Amended and Restated Omnibus Stock Plan upon shareholder approval on February 9, 2006, provides for the grant of non-qualified share-based awards to eligible employees, consultants and non-employee directors of Varian Semiconductor. As of September 28, 2007, a total of 9,070,231 shares were reserved for future issuance under the Plan.

Stock option awards granted under the Plan generally have a life no longer than eight years after the date of the grant and generally vest as to 25% one year from date of grant with the remaining 75% vesting in twelve equal quarterly installments so that all options are vested at the end of four years.

Restricted stock awards are granted under the Plan at $0.01 per share and generally vest as to 25% one year from the date of grant with the remaining 75% vesting in twelve equal quarterly installments. In December 2006, the Board of Directors approved a performance-based restricted stock award to certain executives of Varian Semiconductor. Varian Semiconductor assessed the probability of these executives meeting the performance goals on a quarterly basis throughout the performance period. The terms of the award requires that vesting occurs only if specified performance targets and service conditions, as established by the Compensation Committee, are satisfied for the fiscal year ending September 28, 2007. Following the end of the performance period, Varian Semiconductor determined the performance goals were met, thus, the awards will vest 25% one year from the date of grant with the remaining 75% vesting in twelve equal quarterly installments.

Stock compensation expense associated with restricted common stock and restricted stock units is charged for the difference between the market value on the date of grant and the issuance price, less estimated forfeitures, and is amortized over the awards’ vesting period on a straight-line basis.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option and restricted stock activity for the fiscal year ended September 28, 2007:

	Stock Option Activity				Unvested Restricted Stock Activity
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value
			(In years)	(In thousands)
Outstanding at September 29, 2006	6,820,047	$16.19			1,067,511	$20.17
Granted	971,351	$34.59			446,296	29.70
Options exercised	(3,199,696)	$15.95
Vesting of restricted stock					(402,860)	19.92
Forfeited/expired/cancelled	(144,249)	$16.85			(36,434)	22.91

Outstanding at September 28, 2007	4,447,453	$20.36	4.8	$147,575,227	1,074,513	$24.13

Options vested at September 28, 2007	4,334,807	$20.17	4.8	$144,673,951
Options exercisable at September 28, 2007	2,297,346	$15.32	3.8	$87,768,757

As of September 28, 2007, the unrecognized compensation cost related to unvested stock options was $20.5 million before estimated forfeitures. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 2.8 years.

As of September 28, 2007, the unrecognized compensation cost related to unvested restricted stock was $23.7 million before estimated forfeitures. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 2.8 years.

The total intrinsic value of options exercised during the fiscal year ended September 28, 2007 was $69.5 million, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of these options was $51.0 million. The actual tax benefit realized for the tax deductions from option exercises totaled $24.0 million for the year ended September 28, 2007.

The total intrinsic value of options exercised during the fiscal year ended September 29, 2006 was $32.9 million, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of these options was $47.3 million. The actual tax benefit realized for the tax deductions from option exercises totaled $11.6 million for the year ended September 29, 2006.

The total fair value of restricted stock grants that vested during the fiscal year ended September 28, 2007 was $16.1 million. The total fair value of restricted stock grants that vested during the fiscal year ended September 29, 2006 was $5.1million.

During the fiscal year ended September 28, 2007, Varian Semiconductor awarded a total of 23,030 restricted stock units which vested upon grant.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes significant ranges of outstanding and exercisable stock options as of September 28, 2007:

Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(In years)
$ 4.38 - $12.28	581,252	2.9	$9.14	$25,795,047	581,252	$9.14	$25,795,047
$12.29 - $15.64	673,326	3.7	$15.10	$25,871,082	542,404	$15.23	$20,770,981
$15.65 - $15.71	1,042,940	5.2	$15.69	$39,450,951	509,970	$15.69	$19,290,261
$15.72 - $23.39	779,323	4.1	$19.96	$26,153,857	585,045	$19.90	$19,670,721
$23.40 - $24.99	452,448	5.9	$23.97	$13,368,828	49,550	$23.77	$1,474,112
$25.00 - $53.52	877,664	6.3	$34.22	$16,935,462	29,125	$27.16	$767,635
$53.53 - $57.24	40,500	6.9	$56.35	$—	—	$—	$—

	4,447,453	4.8	$20.36	$147,575,227	2,297,346	$15.32	$87,768,757

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on Varian Semiconductor’s closing stock price of $53.52 as of September 28, 2007, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 28, 2007 was 2.3 million.

Employee Stock Purchase Plan

Employees of Varian Semiconductor who elect to participate in the ESPP are able to purchase common stock at the lower of 85% of the fair market value of Varian Semiconductor’s common stock on the first or last day of the applicable offering period. Typically, each offering period lasts six months. The ESPP permits an enrolled employee to have withheld from his or her salary an amount between 1% and 10% of compensation, which is used to purchase shares of common stock and is intended to meet the requirements of Section 423 of the Internal Revenue Code. The first offering period commenced on July 1, 2002. As of September 28, 2007, there were a total of 1,046,541 shares of common stock reserved for issuance under the ESPP. The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	September 28, 2007	September 29, 2006
Expected life (in years)	0.5	0.5
Expected volatility	44.6%	37.9%
Risk-free interest rate	5.1%	4.8%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$9.69	$5.56

Note 5.    Cash, Cash Equivalents and Investments

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at September 28, 2007 and September 29, 2006 were $84.5 million and $234.1 million, respectively.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments consist primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings AA or better. All investments have been classified as available-for-sale and are carried at fair market value due to the short period of time to maturity and the relative risk of the investments. As of September 28, 2007, Varian Semiconductor had the ability but no longer the intent to liquidate certain investments in order to meet its liquidity needs for the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of acquisition have been classified as long-term.

As of September 28, 2007, a net unrealized gain on investments of $58 thousand was recorded as accumulated other comprehensive gain. As of September 29, 2006, a net unrealized loss on investments of $1.5 million was recorded as accumulated other comprehensive loss.

Varian Semiconductor has determined that the unrealized losses at September 28, 2007, as aggregated by security type in the table below, are temporary. This assessment is based upon the nature of the investments and the causes of the unrealized losses. The investments are in corporate and US Treasury and agency bonds, as stated in the investment policy. The unrealized losses relate to the decline in fair value due to differences between the securities’ interest rates at acquisition and current interest rates.

	In Loss Position for Less than 12 Months		In Loss Position for 12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Amounts in thousands)
U.S. Treasury and agency securities	$6,431	$(6)	$16,598	$(124)	$23,029	$(130)
Corporate bonds	35,252	(77)	42,476	(268)	77,728	(345)

	$41,683	$(83)	$59,074	$(392)	$100,757	$(475)

Investments by security type at September 28, 2007 were as follows:

	Cost	Gross Unrealized Gains	Gross Unealized Losses	Estimated Fair Value
	(Amounts in thousands)
Bank certificates of deposit	$10,450	$—	$—	$10,450
U.S. Treasury and agency securities	50,472	197	(130)	50,539
Corporate bonds	115,797	162	(345)	115,614
Municipal bonds	5,000	—	—	5,000
Other	2,760	174	—	2,934

	$184,479	$533	$(475)	$184,537

Investments by security type at September 29, 2006 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(amounts in thousands)
Bank certificates of deposit	$24,319	$—	$—	$24,319
U.S. Treasury and agency securities	110,326	34	(856)	109,504
Corporate bonds	157,440	120	(796)	156,764

	$292,085	$154	$(1,652)	$290,587

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The investment maturities are as follows:

	Estimated Fair Value
	September 28, 2007	September 29, 2006
	(amounts in thousands)
Maturing within 1 year	$88,384	$154,810
Maturing between 1 year and 5 years	94,525	135,777
Maturing over 5 years	1,628	—

Total	$184,537	$290,587

Note 6.    Accounts Receivable

Accounts receivable consist of the following:

	September 29, 2007	September 29, 2006
	(amounts in thousands)
Accounts receivable	$190,133	$126,900
Allowance for doubtful accounts	(560)	(908)

Accounts receivable, net	$189,573	$125,992

Note 7.    Inventories

The components of inventories are as follows:

	September 28, 2007	September 29, 2006
	(amounts in thousands)
Raw materials and parts	$81,330	$65,599
Work in process	41,539	36,224
Finished goods	47,424	32,106

Total inventories	$170,293	$133,929

During fiscal year 2006, gross margin and pre-tax income was favorably impacted by $1.7 million due to the sale of certain inventory for which the carrying value had been reduced in previous periods.

Note 8.    Property, Plant and Equipment

The components of property, plant, and equipment are as follows:

	Useful Life	September 28, 2007	September 29, 2006
	(in years)	(amounts in thousands)
Land and land improvement	—	$5,918	$5,867
Buildings and leasehold improvements	7-20	54,958	52,206
Machinery and equipment	2-7	125,783	102,070
Construction in progress	—	2,578	5,381

		189,237	165,524
Accumulated depreciation		(115,257)	(103,275)

Property, plant and equipment, net		$73,980	$62,249

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $14.4 million, $13.0 million and $12.8 million for fiscal years 2007, 2006 and 2005, respectively. There were no capital leases as of September 28, 2007 or September 29, 2006.

Note 9.    Notes Payable

As of September 28, 2007 and September 29, 2006, Varian Semiconductor’s subsidiary in Japan had two credit facilities available with two different financial institutions. At September 28, 2007, maximum available borrowings under each of the two facilities were as follows: Yen 1,000,000,000 ($8.7 million) and Yen 500,000,000 ($4.3 million). The loans are not collateralized and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. The interest rate for the Yen 1,000,000,000 credit facility is based on the short-term prime rate (approximately 1.875% at September 28, 2007 and 1.675% at September 29, 2006). The interest rate for the Yen 500,000,000 facility is the 3-month Tokyo interbank offered rate (TIBOR) + 1.00% (approximately 1.84% at September 28, 2007). There were no outstanding borrowings under either facility at September 28, 2007 or September 29, 2006.

Varian Semiconductor also has borrowing capacity in Europe and Taiwan. Varian Semiconductor’s subsidiary in Europe maintains a credit facility that includes overdraft protection of Euro 2.5 million which at September 28, 2007 translated to $3.5 million. Interest accrues at the Euro base rate + 1.5% and was approximately 6.55% at September 28, 2007. Varian Semiconductor’s subsidiary in Taiwan maintains a credit facility of $1.0 million. Any outstanding borrowings under the Taiwan facility accrue interest at the local base rate + 2.0% plus taxes, which was approximately 7.54% at September 28, 2007, and are payable on demand. Neither credit facility is collateralized nor do they contain any restrictive covenants, although each facility is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of September 28, 2007 or September 29, 2006 under either facility.

Note 10.    Accrued Expenses

The components of accrued expenses are as follows:

	September 28, 2007	September 29, 2006
	(amounts in thousands)
Accrued incentives	$18,103	$11,887
Accrued employee benefits	11,842	10,029
Accrued payroll	5,356	5,408
Accrued retirement benefits	7,149	7,494
Other	8,028	6,838

Total accrued expenses	$50,478	$41,656

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

Varian Semiconductor recognized no additional restructuring costs during fiscal year 2007 or 2006.

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

Product warranty activity for fiscal years 2006 and 2007 was as follows:

Liability
(amounts in thousands)
Balance as of October 1, 2005	$8,585
Accruals for warranties issued during the period	12,938
Decrease to pre-existing warranties	(418)
Settlements made during the period	(11,292)

Balance as of September 30, 2006	$9,813
Accruals for warranties issued during the period	15,883
Decrease to pre-existing warranties	(921)
Settlements made during the period	(11,796)

Balance as of September 29, 2007	$12,979

Current portion of product warranty	12,183
Long-term portion of product warranty	796

Total product warranty	$12,979

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Deferred Revenue

The components of deferred revenue are as follows:

	September 28, 2007	September 29, 2006
	(amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$40,415	$31,270
Extended warranties	15,007	11,351
Maintenance and service contracts	7,341	6,092
Other deferred revenue	635	5,880

Total deferred revenue	$63,398	$54,593

Current portion of deferred revenue	$54,742	$49,840
Long-term portion of deferred revenue	8,656	4,753

Total deferred revenue	$63,398	$54,593

Note 14.    Long-Term Accrued Expenses and Other Long-Term Liabilities

$53.9 million in long-term accrued expenses and other long-term liabilities at September 28, 2007 are comprised of accruals of $28.5 million for long-term tax liabilities In addition, post-employment liabilities, environmental and other costs not expected to be expended within the next year are included in long-term accrued expenses and other long-term liabilities. The current portion is recorded within accrued expenses. $17.3 million in long-term accrued expenses and other long-term liabilities at September 29, 2006 are comprised of post-employment liabilities, environmental and other costs.

Note 15.    Long-term Debt

In February 2003, Varian Semiconductor purchased its previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. Prepayment would require Varian Semiconductor to pay a prepayment penalty equal to the greater of two percent of the outstanding principal balance or the excess of the present value of all future loan payments over the outstanding principal balance of the loan. The $3.3 million carrying amount of the loan had an estimated fair value of $3.5 million at September 28, 2007. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and Varian Semiconductor’s financial condition at September 28, 2007.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The loan payments are as follows:

Fiscal Year	Annual Loan Payments
(amounts in thousands)
2008	$785
2009	785
2010	785
2011	785
2012	785
Thereafter	196

Total loan payments	4,121
Less: Amount representing interest	(850)

Total principal	3,271
Current portion of long-term debt	(510)

Long-term debt	$2,761

As of September 28, 2007, Varian Semiconductor also had a standby letter of credit outstanding for $0.9 million as a guarantee for the debt on this facility.

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

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange losses for the fiscal years ended 2007, 2006 and 2005 were $311,000, $146,000 and $46,000, respectively.

Forward exchange contracts outstanding are summarized as follows (dollars in thousands):

	September 28, 2007			September 29, 2006
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Singapore Dollar	$4,609	1.52	$4,678	$1,239	1.57	$1,224
New Taiwan Dollar	2,093	32.93	2,100	2,227	32.83	2,215
Korean Won	218	913.35	216	2,251	947.68	2,254
Japanese Yen	557	115.21	556	4,133	117.60	4,132
Israeli Shekel	—	—	—	51	4.30	51

Total foreign currency purchase contracts	$7,477		$7,550	$9,901		$9,876

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 28, 2007			September 29, 2006
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency sell contracts:
Japanese Yen	$24,186	114.91	$24,052	$10,265	117.72	$10,272
Korean Won	5,072	939.70	5,177	3,232	961.90	3,286
Euro	1,077	0.73	1,112	205	0.78	203
Israeli Shekel	311	4.13	319	203	4.37	206
Singapore Dollar	169	1.49	168	—	—	—
New Taiwan Dollar	—	—	—	61	32.91	61
British Pound	—	—	—	78	0.53	77

Total foreign currency sell contracts	$30,815		$30,828	$14,044		$14,105

Total contracts	$38,292		$38,378	$23,945		$23,981

Varian Semiconductor uses derivative instruments to protect its foreign operations from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor hedges its current exposures and a portion of its anticipated foreign currency exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales, except for those in Japan, are primarily denominated in the U.S. dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of operations. There was an immaterial amount of ineffectiveness recognized during the fiscal years ended September 28, 2007 and September 29, 2006. There were four forward foreign exchange sell contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at September 28, 2007 totaling an equivalent of $12.6 million. In addition, there were two forward foreign exchange purchase contracts totaling an equivalent of $6.5 million offsetting two of the four forward sell contracts. At September 29, 2006, there were seven forward foreign exchange sell contracts outstanding designated as hedges of anticipated product sales in Japanese Yen totaling an equivalent of $35.5 million. In addition, there were three forward foreign exchange purchase contracts totaling an equivalent of $11.7 million offsetting three of the seven forward sell contracts.

There were approximately $0.1 million net unrealized losses on these forward Yen contracts as of September 28, 2007. There were approximately $0.7 million in net unrealized gains on these forward Yen contracts as of September 29, 2006. The fair value of forward exchange contracts generally reflects the estimated amounts that Varian Semiconductor would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of Varian Semiconductor’s exposure.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Income Taxes

Provision for income taxes:

	Fiscal Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
	(amounts in thousands)
Current
U.S. Federal	$117,897	$22,234	$27,875
State	2,586	753	789
Foreign	10,156	10,106	6,000

Total current	130,639	33,093	34,664

Deferred
U.S. Federal	5,749	(2,473)	(1,956)
State	164	(71)	(56)
Foreign	(2,091)	62	(300)

Total deferred	3,822	(2,482)	(2,312)

Provision for income taxes	$134,461	$30,611	$32,352

Total pre-tax income consists of the following:

	Fiscal Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
	(amounts in thousands)
U.S.	$298,706	$91,870	$90,552
Foreign	(22,038)	33,425	13,810

Total	$276,668	$125,295	$104,362

In fiscal 2007, Varian Semiconductor implemented a plan to realign the legal entities within its worldwide affiliated group. The objective of this realignment was to make its legal structure more consistent with the geographic mix of its customers and suppliers. To effect this realignment, Varian Semiconductor established operations in Switzerland which will provide operational and financial services to all of its international locations. A significant element of the new structure involves the sharing of certain expenses related to the development of intangible property. The geographic breakout of pre-tax income reflects the changes made to global cost allocations and additional intercompany expenses incurred by Varian Semiconductor’s foreign subsidiaries resulting from the realignment. The initial impact of this realignment caused Varian Semiconductor’s effective tax rate to increase by approximately 15.4% in the fiscal year 2007.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate on income before taxes differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net	0.8	0.4	0.5
Tax benefit resulting from IRS examination	—	(7.2)	—
Domestic manufacturing/Export sales incentive	(0.8)	(3.0)	(2.5)
Research and development tax credits	(1.8)	(0.5)	(2.5)
Foreign tax differential and net U.S. tax on foreign income	(0.7)	(1.1)	(0.2)
Tax impact of global realignment, net	15.4	—	—
Other	0.7	0.8	0.7

Effective tax rate	48.6%	24.4%	31.0%

Varian Semiconductor has not provided for possible U.S. taxes on the undistributed income of foreign subsidiaries, as it is Varian Semiconductor’s policy to indefinitely reinvest these earnings in non-U.S. operations. However, Varian Semiconductor may decide to repatriate a portion of these earnings to the extent that it does not incur an additional U.S. tax liability. At September 28, 2007, September 29, 2006 and September 30, 2005, such undistributed foreign income was approximately $31.4 million, $30.6 million and $20.7 million, respectively. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The components of the deferred tax assets and liabilities were as follows:

	September 28, 2007	September 29, 2006
	(amounts in thousands)
Deferred tax assets:
Inventory	$10,539	$16,684
Product warranty	2,886	2,874
Deferred revenue	4,761	3,561
Accrued vacation and other compensation	4,196	4,561
Allowance for doubtful accounts	161	307
State tax credit carryforwards	12,089	9,050
Stock compensation	2,211	3,533
Net operating loss	2,307	—
Other	846	72

Total deferred tax assets	39,996	40,642
Less: Valuation allowance	(12,089)	(9,050)

Total net deferred tax assets	27,907	31,592

Deferred tax liabilities:
Property, plant and equipment	(2,681)	(2,837)
Other	(1,177)	(885)

Total deferred tax liabilities	(3,858)	(3,722)

Net deferred tax asset	$24,049	$27,870

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax assets include state tax credit carryforwards of $18.6 million, $13.9 million and $13.2 million at September 28, 2007, September 29, 2006, and September 30, 2005, respectively. These credits begin to expire in fiscal year 2009.

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

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various tax authorities, including the U.S. Internal Revenue Service (“IRS”). The IRS conducted an examination for the tax years 1999 through 2003 as part of its routine examinations of Varian Semiconductor’s income tax returns. Fieldwork for the examination was completed in the fourth quarter of fiscal year 2005 and submitted to the Congressional Joint Committee on Taxation (“Joint Committee”) for final approval. Varian Semiconductor was notified of Joint Committee approval in the first quarter of fiscal year 2006. In the first quarter of fiscal year 2006, Varian Semiconductor recognized a discrete income tax benefit of $9.0 million related to the favorable conclusion of this multi-year examination by the IRS. Additionally, Varian Semiconductor reduced other current assets by $11.2 million upon the receipt of an $11.2 million refund from the IRS. Included in interest income for fiscal year 2006 is $1.6 million of interest income related to the final resolution of the audit. The IRS is currently examining certain refund claims filed by Varian Semiconductor for fiscal year 2000 through fiscal year 2004. The favorable resolution of these claims could result in a benefit to the financial statements.

In fiscal years 2007, 2006 and 2005, tax deductions associated with certain exercises of stock options, activity related to Varian Semiconductor’s ESPP and vesting of certain restricted stock shares resulted in a tax benefit recorded to capital in excess of par value of $22.5 million, $10.8 million and $9.9 million, respectively. Varian Semiconductor has elected to account for the indirect benefits of stock-based compensation on the research tax credit, extraterritorial income deduction, and qualified production deduction through the income statement rather than through paid-in-capital.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Fiscal Year
	2007	2006	2005
	(amounts in thousands, except per share data)
Numerator
Net Income	$142,207	$94,684	$72,010

Denominator
Denominator for basic income per share:
Weighted average shares outstanding	80,151	84,605	82,830
Effect of dilutive securities:
Stock options and restricted common stock	2,069	1,185	1,764

Denominator for diluted net income per share	82,220	85,790	84,594

Net income per share—basic	$1.77	$1.12	$0.87
Net income per share—diluted	$1.73	$1.10	$0.85

Share amounts used to compute net income per share prior to May 30, 2007 have been adjusted to reflect the three-for-two stock split effected on that day. Please refer to Note 3.

For fiscal years 2007, 2006 and 2005, 0.3 million, 2.0 million and 2.1 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share.

Note 19.    Share Repurchase Plan

In October 2004, Varian Semiconductor’s Board of Directors authorized the repurchase, from time to time, of up to $100 million of Varian Semiconductor’s common stock on the open market. Subsequently, the Board of Directors has voted on increases to the amount of funds that may be expended in repurchasing Varian Semiconductor’s common stock to a total of $700 million as of November 13, 2007. The program does not have a fixed expiration date.

Share repurchases under the program during fiscal years ended September 28, 2007 and September 29, 2006 were as follows:

	Fiscal Year Ended
	September 28, 2007	September 29, 2006
	(amounts in thousands, except share and per share data)
Number of shares of common stock repurchased	11,343,017	5,621,333
Total cost of repurchase	$426,512	$108,910
Average price paid per share	$37.58	$19.36

In addition to the repurchases made during fiscal year 2007, Varian Semiconductor has repurchased 963,864 shares at total cost of $45.7 million between September 29, 2007 and November 12, 2007, the latest practicable date prior to the filing date of this annual report on Form 10-K.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20.    Retirement Plans

Varian Semiconductor has a defined contribution retirement plan covering substantially all of its U.S. employees. Varian Semiconductor makes a guaranteed contribution, and in some years a discretionary contribution, to each participant’s account, generally calculated on fiscal year earnings and as a percentage of the participant’s base pay. Participants are entitled, upon termination or retirement, to their portion of the retirement fund assets, which are held by a third-party custodian. Effective April 2, 1999, Varian Semiconductor assumed responsibility for all of the retirement plans for active employees of Varian Semiconductor; the responsibility for all others, principally retirees of Varian Associates, Inc. (“VAI”), remained with VAI and, subsequently, VMS. Liabilities for post-employment and post-retirement benefits of $5.4 million and $4.3 million have been included in the consolidated financial statements as of September 28, 2007 and September 29, 2006, respectively. In fiscal years 2007, 2006 and 2005, Varian Semiconductor’s retirement benefit expense was $8.6 million, $7.2 million and $6.2 million, respectively. These expenses consist of Varian Semiconductor’s defined contribution retirement plan as well as amounts paid to Varian Medical Systems, Inc. (“VMS”) in reimbursement of shared retirement costs.

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

Varian Semiconductor adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R),” effective September 28, 2007. SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in accumulated other comprehensive loss. The following table summarizes the incremental effects of the initial adoption of SFAS No. 158 on Varian Semiconductor’s Consolidated Balance Sheet at September 28, 2007:

	Before Application of SFAS 158	SFAS 158 Adjustments	After Application of SFAS 158
	(amounts in thousands)
Total liabilities	$232,334	$776	$233,110
Accumulated other comprehensive loss	$(397)	$(776)	$(1,173)
Total stockholders’ equity	$566,754	$(776)	$565,978
Total liabilities and stockholders’ equity	$799,088	$—	$799,088

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21.    Lease Commitments

Varian Semiconductor leases various types of warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements that expire at various dates. Future minimum lease payments under operating leases are as follows:

Fiscal Year	Operating Leases
(amounts in thousands)
2008	$1,793
2009	455
2010	252
2011	157
2012	142

Total minimum lease payments	$2,799

Rental expense for fiscal years 2007, 2006 and 2005, was $2.4 million, $2.3 million and $2.2 million, respectively.

Note 22.    Commitments, Contingencies and Guarantees

Varian Semiconductor is currently a defendant in a number of legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, the outcome of such litigation would not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Varian Semiconductor.

As permitted under Delaware law, Varian Semiconductor has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at the request of Varian Semiconductor. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited; however, Varian Semiconductor has a Director and Officer insurance policy that limits its exposure and enables Varian Semiconductor to recover a portion of any future amounts paid. As a result of Varian Semiconductor’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of September 28, 2007.

Varian Semiconductor enters into indemnification agreements in the normal course of business. Pursuant to these agreements, Varian Semiconductor indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Varian Semiconductor customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to Varian Semiconductor products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited. Management believes the estimated fair value of these agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of September 28, 2007.

Varian Semiconductor also indemnifies certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Varian Semiconductor’s products and services or resulting from the acts or omissions of Varian Semiconductor, its employees, officers, authorized agents or subcontractors. Varian Semiconductor has general and umbrella insurance policies that limit its exposure under these indemnification

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations and guarantees. As a result of Varian Semiconductor’s insurance policy coverage, Varian Semiconductor believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of September 28, 2007.

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

Varian Semiconductor also enters into purchase order commitments in the normal course of business. As of September 28, 2007, Varian Semiconductor had approximately $77.0 million of purchase order commitments with various suppliers.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.2 million in estimated environmental investigation and remediation costs for these sites and facilities as of September 28, 2007 and $1.2 million as of September 29, 2006. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.1 million as of September 28, 2007 and $4.2 million as of September 29, 2006, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.2 million as of September 28, 2007 and $1.2 million as of September 29, 2006 previously described.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 28, 2007, Varian Semiconductor’s environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, is calculated as follows:

Year	Recurring Costs	Non-recurring Costs	Total Anticipated Future Costs
	(amounts in millions)
2008	$0.3	$0.3	$0.6
2009	0.2	0.2	0.4
2010	0.2	0.2	0.4
2011	0.2	0.2	0.4
2012	0.3	0.4	0.7
Thereafter	3.7	0.9	4.6

Total costs	$4.9	$2.2	7.1

Less: imputed interest			1.8

Environmental liability			$5.3

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

Varian Semiconductor is currently a party to legal disputes. While Varian Semiconductor believes it has meritorious claims and/or defenses with respect to each dispute, it cannot predict the outcome of each such dispute. Management believes that the ultimate outcome of these disputes, individually and in the aggregate, will not have a material adverse effect on the financial condition or results of operations of Varian Semiconductor.

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

Pursuant to the dispute resolution provisions of an Agreement dated January 1, 1992 (“the Agreement”) between Varian Semiconductor and Applied Materials, in September 2002 Varian Semiconductor filed an arbitration demand with the American Arbitration Association asserting that Applied Materials breached the Agreement by failing to pay royalties on products Varian Semiconductor believed were covered by the Agreement’s patent license to Applied Materials. In its arbitration demand, Varian Semiconductor sought to recover back royalties, interest and attorneys’ fees. On May 2, 2003, the arbitration panel issued its decision that certain of Applied Materials’ products were subject to royalty obligations under the Agreement, and on September 1, 2004 the arbitration panel ruled that the patents at issue in the arbitration were valid and enforceable. Applied Materials made an initial payment of $22.0 million for back royalties and interest on October 4, 2004 and a final payment of $2.6 million for back interest and royalties on November 8, 2004. Applied Materials also was required to pay quarterly unit-based royalty payments to Varian Semiconductor on future sales of certain products found to be within the scope of the Agreement through expiration of the Agreement on March 20, 2007.

The royalty-bearing license agreements produced revenue of $7.5 million in fiscal year 2007, $9.5 million in fiscal year 2006 and $27.7 million in fiscal year 2005. The last of the principal patents covered by these licenses expired on July 9, 2007.

Note 24.    Other Transactions with Affiliates

Varian Semiconductor, VMS and VI entered into the Distribution Related Agreements for purposes of providing an orderly transition and to define certain ongoing relationships between and among Varian Semiconductor, VMS and VI after the spin-off.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Distribution Related Agreements provide that, from and after the spin-off, VMS, VI and Varian Semiconductor indemnify each other and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities, including certain environmental and legal liabilities. All shared liabilities are managed and administered by VMS and expenses and losses, net of proceeds and other receivables, are borne one-third each by VMS, VI and Varian Semiconductor. The Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities, including accounts payable, accrued payroll and pension liabilities, in accordance with their terms. During fiscal years 2007, 2006 and 2005, Varian Semiconductor was charged $0.9 million, $1.4 million and $1.2 million, respectively, by VMS in settlement of these obligations. Varian Semiconductor’s accounts payable balance due to VMS at September 28, 2007 was $0.1 million. Varian Semiconductor’s accounts payable balance due to VMS at September 29, 2006 was $0.1 million.

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

Revenue from Varian Semiconductor’s ten largest customers, in fiscal years 2007, 2006 and 2005, accounted for approximately 72%, 63% and 66% of total revenue, respectively, including the non-recurring royalties in fiscal year 2005 of $18.9 million received from Applied Materials. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In fiscal year 2007, revenue from one customer accounted for 17% of Varian Semiconductor’s total revenue. In fiscal year 2006, revenue from three customers accounted for 11%, 10% and 10%, respectively, of Varian Semiconductor’s total revenue. In fiscal year 2005, revenue from two customers accounted for 20% and 14% of Varian Semiconductor’s total revenue.

Sales to Asia Pacific accounted for 71%, 67% and 68% of revenues in fiscal years 2007, 2006 and 2005, respectively. North American sales accounted for 22%, 22% and 22% of Varian Semiconductor’s total revenues in fiscal years 2007, 2006 and 2005, respectively. European sales accounted for 7%, 11% and 10% of Varian Semiconductor’s total revenues in fiscal years 2007, 2006 and 2005, respectively.

The following table summarizes revenue based on final destination and long-lived assets by geography:

	North America	Europe	Japan	Taiwan	Korea	Other	Consolidated
	(amounts in thousands)
2007
Revenue	$234,078	$73,341	$65,314	$283,562	$235,054	$163,515	$1,054,864
Long Lived Assets net of:	68,193	403	402	430	8,989	437	78,854

2006
Revenue	$161,129	$78,464	$73,731	$149,330	$151,147	$116,913	$730,714
Long Lived Assets net of:	56,513	465	8,820	431	11,652	1,392	79,273

2005
Revenue	$134,778	$57,161	$50,634	$98,461	$196,714	$62,773	$600,521
Long Lived Assets net of:	54,413	530	8,831	424	8,566	1,336	74,100

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the fiscal years ended 2007, 2006, and 2005

(Amounts in thousands)

	Balance at Beginning of Period	Charges to Expenses	Reductions to Expenses	Deductions		Balance at End of Period
Description				Description	Amount
Allowance for Doubtful Accounts & Accounts Receivable
Fiscal Year Ended 2007	$908	$54	$(211)	Write-offs & adjustments	$191	$560
Fiscal Year Ended 2006	$892	$22	$(11)	Write-offs & adjustments	$(5)	$908
Fiscal Year Ended 2005	$1,388	$66	$(546)	Write-offs & adjustments	$16	$892

Excess and Obsolete Inventory Provision
Fiscal Year Ended 2007	$22,918	$3,443	$—	Inventory write-offs	$2,623	$23,738
Fiscal Year Ended 2006	$28,465	$3,967	$(1,692)	Inventory write-offs	$7,822	$22,918
Fiscal Year Ended 2005	$29,145	$3,438	$(1,660)	Inventory write-offs	$2,458	$28,465

Valuation Allowance on Deferred Tax Asset
Fiscal Year Ended 2007	$9,050	$3,039	$—	State tax credit carryforwards	$—	$12,089
Fiscal Year Ended 2006	$8,591	$459	$—	State tax credit carryforwards	$—	$9,050
Fiscal Year Ended 2005	$7,158	$1,433	$—	State tax credit carryforwards	$—	$8,591

S-1