Form 10-Q
period 2007-12-28
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2008-02-01
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2007

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

Shares of common stock outstanding at January 28, 2008: 75,377,291

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 28, 2007	September 28, 2007
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$108,957	$109,514
Short-term investments	80,322	88,384
Accounts receivable, net	214,118	189,573
Inventories	176,538	170,293
Deferred income taxes	28,866	27,907
Other current assets	14,715	26,010

Total current assets	623,516	611,681
Long-term investments	73,649	96,153
Property, plant and equipment, net	68,956	73,980
Goodwill	12,280	12,280
Other assets	4,833	4,994

Total assets	$783,234	$799,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$521	$510
Accounts payable	44,650	49,863
Accrued expenses	44,538	50,478
Income taxes payable	8,817	4,811
Product warranty	11,996	12,183
Deferred revenue	56,129	54,742

Total current liabilities	166,651	172,587
Long-term accrued expenses and other liabilities	60,229	53,904
Deferred income taxes	3,858	3,858
Long-term debt	2,626	2,761

Total liabilities	233,364	233,110

Commitments, contingencies and guarantees (Note 10)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 92,937,944 shares issued and 74,511,319 outstanding at December 28, 2007; 92,716,665 shares issued and 75,752,315 outstanding at September 28, 2007	929	927
Capital in excess of par value	555,384	548,426
Less: Cost of 18,426,625 and 16,964,350 shares of common stock held in treasury at December 28, 2007 and September 28, 2007, respectively	(600,465)	(535,423)
Retained earnings	595,184	553,221
Accumulated other comprehensive loss	(1,162)	(1,173)

Total stockholders’ equity	549,870	565,978

Total liabilities and stockholders’ equity	$783,234	$799,088

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Three Months Ended
	December 28, 2007	December 29, 2006
	(Amounts in thousands, except per share data)
Revenue
Product	$235,510	$202,350
Service	18,529	21,477
Royalty and license	17	1,796

Total revenue	254,056	225,623

Cost of revenue
Product	119,566	111,512
Service	12,286	13,658

Total cost of revenue	131,852	125,170

Gross profit	122,204	100,453

Operating expenses
Research and development	28,743	24,223
Marketing, general and administrative	32,563	30,469

Total operating expenses	61,306	54,692

Operating income	60,898	45,761
Interest income	3,162	5,955
Interest expense	(455)	(330)
Other income, net	49	715

Income before income taxes	63,654	52,101
Provision for income taxes	19,987	15,109

Net income	$43,667	$36,992

Weighted average shares outstanding - basic	74,930	83,127
Weighted average shares outstanding - diluted	76,608	84,646
Net income per share - basic	$0.58	$0.45
Net income per share - diluted	$0.57	$0.44

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Three Months Ended
	December 28, 2007	December 29, 2006
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$43,667	$36,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,241	3,470
Amortization of investment premium (discount)	66	(48)
Deferred income taxes	(959)	756
Stock-based compensation	4,874	4,583
Tax benefit from stock-based compensation	1,221	2,423
Excess tax benefits from stock-based compensation	(1,188)	(1,776)
Changes in assets and liabilities:
Accounts receivable	(23,926)	(51,625)
Inventories	(3,455)	(19,588)
Other current assets	11,295	5,091
Accounts payable	(5,233)	20,687
Accrued expenses	2,683	2,886
Product warranty	(341)	708
Deferred revenue	1,198	6,755
Other	(190)	(331)

Net cash provided by operating activities	33,953	10,983

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,012)	(3,057)
Proceeds from sales and maturities of investments	63,769	42,728
Purchase of investments	(32,849)	(64,896)

Net cash provided by (used in) investing activities	28,908	(25,225)

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of options and issuance of stock under the employee stock purchase plan	865	16,409
Excess tax benefits from stock-based compensation	1,188	1,776
Repurchase of common stock	(65,042)	(43,292)
Repayment of long-term debt	(124)	(113)

Net cash used in financing activities	(63,113)	(25,220)

Effects of exchange rates on cash	(305)	69

Net decrease in cash and cash equivalents	(557)	(39,393)
Cash and cash equivalents at beginning of period	109,514	258,891

Cash and cash equivalents at end of period	$108,957	$219,498

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited interim consolidated financial statements have been prepared by Varian Semiconductor in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the instruction to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the annual report on Form 10-K filed by Varian Semiconductor with the SEC on November 21, 2007 for the fiscal year ended September 28, 2007. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three months ended December 28, 2007 are not necessarily indicative of the results to be expected for a full year or for any other period.

Note 2. Stock-Based Compensation

Varian Semiconductor applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee and director services. Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period of the employee or director.

The effect of recording stock-based compensation for the three months ended December 28, 2007 and December 29, 2006 was as follows:

	Fiscal Three Months Ended
	December 28, 2007	December 29, 2006
	(Amounts in thousands except per share amounts)
Stock-based compensation expense by type of award:
Stock options	$2,074	$2,682
Restricted stock	2,525	1,638
Employee Stock Purchase Plan	275	265

Total stock-based compensation	4,874	4,585
Less: Tax effect on stock-based compensation	(1,530)	(1,330)

Net effect on income	$3,344	$3,255

Effect on earnings per share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04
Effect of stock-based compensation on income by line item:
Cost of product revenue	$219	$374
Cost of service revenue	232	221
Research and development expense	1,000	912
Marketing, general and administrative expense	3,423	3,078
Provision for income taxes	(1,530)	(1,330)

Total cost related to stock-based compensation	$3,344	$3,255

Varian Semiconductor estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. Varian Semiconductor has determined that a blended volatility, using Varian Semiconductor’s historical and implied volatility measures and a peer group implied volatility, best reflects expected volatility over the expected term of the option. Varian Semiconductor believes that the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of Varian Semiconductor’s stock options granted in the three months ended December 28, 2007 and December 29, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Three Months Ended
	December 28, 2007	December 29, 2006
Expected life (in years)	3.6	4.1
Expected volatility	45.1%	38.2%
Risk-free interest rate	3.6%	4.7%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$14.24	$9.66

The following table summarizes the stock option and restricted stock activity as of and for the three months ended December 28, 2007:

	Stock Option Activity				Unvested Restricted Stock Activity
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value
			(In years)	(In thousands)
Outstanding at September 28, 2007	4,447,453	$20.36			1,074,513	$24.13
Granted	485,615	$39.00			229,770	$38.76
Options exercised	(55,413)	$15.61
Vesting of restricted stock					(165,866)	$23.99
Forfeited/expired/cancelled	(16,823)	$40.64			(6,386)	$23.82

Outstanding at December 28, 2007	4,860,832	$22.21	4.8	$76,013	1,132,031	$27.12

Options vested and expected to vest at December 28, 2007	4,718,431	$21.93	4.8	$74,901
Options exercisable at December 28, 2007	2,512,237	$15.90	3.7	$52,777

During the three months ended December 28, 2007, Varian Semiconductor did not award any restricted stock units. The number of restricted stock units outstanding as of December 28, 2007 was 34,704.

As of December 28, 2007, the unrecognized compensation cost related to unvested stock options was $25.1 million before estimated forfeitures. This unrecognized balance will be recognized over an estimated weighted average amortization period of 3.0 years.

As of December 28, 2007, the unrecognized compensation cost related to unvested restricted stock was $30.1 million before estimated forfeitures. This unrecognized balance will be recognized over an estimated weighted average amortization period of 2.9 years.

The total intrinsic value of options exercised during the three month period ended December 28, 2007 was $1.6 million. The total intrinsic value of options exercised during the three month period ended December 29, 2006 was $10.4 million. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price.

The total fair value of restricted stock grants that vested during the three month period ended December 28, 2007 was $6.8 million. The total fair value of restricted stock grants that vested during the three month period ended December 29, 2006 was $1.8 million.

Employee Stock Purchase Plan

Employees of Varian Semiconductor who elect to participate in the Employee Stock Purchase Plan (“ESPP”), are able to purchase common stock at the lower of 85% of the fair market value of Varian Semiconductor’s common stock on the first or last day of the applicable offering period. Typically, each offering period lasts six months. As of December 28, 2007, there were a total of 1,046,541 shares of common stock reserved for issuance under the ESPP. The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Three Months Ended
	December 28, 2007	December 29, 2006
Expected life (in years)	0.5	0.5
Expected volatility	48.3%	39.7%
Risk-free interest rate	5.0%	5.3%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$11.45	$5.88

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

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Fiscal Three Months Ended
	December 28, 2007	December 29, 2006
	(Amounts in thousands, except per share data)
Numerator:
Net income	$43,667	$36,992

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	74,930	83,127
Effect of dilutive securities:
Stock options and restricted stock	1,678	1,519

Denominator for diluted net income per share	76,608	84,646

Net income per share - basic	$0.58	$0.45
Net income per share - diluted	$0.57	$0.44

For the three month periods ended December 28, 2007 and December 29, 2006, 0.6 million and 0.9 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share.

Note 4. Accounts Receivable

Accounts receivable consist of the following:

	December 28, 2007	September 28, 2007
	(Amounts in thousands)
Billed receivables	$214,622	$190,133
Allowance for doubtful accounts	(504)	(560)

Accounts receivable, net	$214,118	$189,573

Note 5. Inventories

The components of inventories are as follows:

	December 28, 2007	September 28, 2007
	(Amounts in thousands)
Raw materials and parts	$90,025	$81,330
Work in process	40,155	41,539
Finished goods	46,358	47,424

Total inventories	$176,538	$170,293

Note 6. Accrued Expenses

The components of accrued expenses are as follows:

	December 28, 2007	September 28, 2007
	(Amounts in thousands)
Accrued incentives	$9,812	$18,103
Accrued employee benefits	11,683	11,842
Accrued payroll	7,075	5,356
Accrued retirement benefits	5,510	5,121
Other	10,458	10,056

Total accrued expenses	$44,538	$50,478

Note 7. Long-Term Accrued Expenses and Other Long-Term Liabilities

There was $60.2 million in long-term accrued expenses and other long-term liabilities at December 28, 2007. Included in this amount was $34.9 million for long-term tax liabilities. In addition, post-employment liabilities, environmental and other costs not expected to be expended within the next year are included in long-term accrued expenses and other long-term liabilities. The current portion is recorded within accrued expenses.

$53.9 million in long-term accrued expenses and other long-term liabilities at September 28, 2007 are comprised of accruals of $28.5 million for long-term tax liabilities. In addition, post-employment liabilities, environmental and other costs not expected to be expended within the next year are included in long-term accrued expenses and other long-term liabilities. The current portion is recorded within accrued expenses.

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

Product warranty activity for the first three months of fiscal years 2008 and 2007 was as follows:

	Fiscal Three Months Ended
	December 28, 2007	December 29, 2006
	(Amounts in thousands)
Beginning product warranty balance	$12,979	$9,813
Accruals for warranties issued during the period	3,318	3,921
Adjustments to pre-existing warranties	499	(359)
Fulfillments during the period	(4,129)	(2,823)

Ending product warranty balance	$12,667	$10,552

Current portion of product warranty	$11,996	$9,691
Long-term portion of product warranty	671	861

Total product warranty liability	$12,667	$10,552

Note 9. Deferred Revenue

The components of deferred revenue are as follows:

	December 28, 2007	September 28, 2007
	(Amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$43,439	$40,415
Extended warranties	15,435	15,007
Maintenance and service contracts	5,341	7,341
Other deferred revenue	471	635

Total deferred revenue	$64,686	$63,398

Current portion of deferred revenue	$56,129	$54,742
Long-term portion of deferred revenue	8,557	8,656

Total deferred revenue	$64,686	$63,398

Note 10. Commitments, Contingencies and Guarantees

As permitted under Delaware law, Varian Semiconductor has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at the request of Varian Semiconductor. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited; however, Varian Semiconductor has a Director and Officer insurance policy that limits its exposure and enables Varian Semiconductor to recover a portion of any future amounts paid. As a result of Varian Semiconductor’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of December 28, 2007.

Varian Semiconductor enters into indemnification agreements in the normal course of business. Pursuant to these agreements, Varian Semiconductor indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Varian Semiconductor customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to Varian Semiconductor products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements may be unlimited. Management believes the estimated fair value of these agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of December 28, 2007.

Varian Semiconductor also indemnifies certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Varian Semiconductor’s products and services or resulting from the acts or omissions of Varian Semiconductor, its employees, officers, authorized agents or subcontractors. Varian Semiconductor has general and umbrella insurance policies that limit its exposure under these indemnification obligations and guarantees. As a result of Varian Semiconductor’s insurance policy coverage, Varian Semiconductor believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of December 28, 2007.

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

Varian Semiconductor also enters into purchase order commitments in the normal course of business. As of December 28, 2007, Varian Semiconductor had approximately $70.7 million of purchase order commitments with various suppliers.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.1 million in estimated environmental investigation and remediation costs for these sites and facilities as of December 28, 2007. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.1 million as of December 28, 2007, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.1 million as of December 28, 2007 previously described.

As of December 28, 2007, Varian Semiconductor’s environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, totaled $5.2 million, of which $0.6 million is classified as current.

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

Note 11. Derivative Financial Instruments

Varian Semiconductor uses derivative instruments to protect its interests from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor has a policy of hedging its balance sheet and certain foreign currency sales exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts for which critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly by comparing the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income (“OCI”). Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of income. There was an immaterial amount of ineffectiveness recognized during the three month period ended December 28, 2007. OCI associated with hedges of sales denominated in foreign currencies is reclassified to revenue upon recognition in income of the underlying hedged exposure. The unrealized loss included in OCI associated with hedges of foreign currency denominated sales during the quarter ended December 28, 2007 was $0.1 million.

Note 12. Comprehensive Income

The following table reconciles net income to comprehensive income for the first quarter of fiscal years 2008 and 2007:

	Fiscal Three Months Ended
	December 28, 2007	December 29, 2006
	(Amounts in thousands)
Net income	$43,667	$36,992
Other comprehensive income:
Unrealized (loss) gain on cash flow hedging instruments	(85)	425
Reclassification adjustment for realized (gains) on cash flow hedging instruments included in net income	—	(691)
Unrealized gain on investments	132	157
Reclassification adjustment for realized (gains) on investments included in net income	(36)	(1)

Comprehensive income	$43,678	$36,882

Note 13. Share Repurchase Program

The Board of Directors voted to increase the amount of funds that may be expended in repurchasing Varian Semiconductor’s common stock to a total of $700 million as of November 13, 2007. The program does not have a fixed expiration date.

Share repurchases under this program during the first quarter of fiscal years 2008 and 2007 were as follows:

	Fiscal Three Months Ended
	December 28, 2007	December 29, 2006
	Amounts in thousands, except per share amounts
Number of shares of common stock repurchased	1,462,275	1,614,402
Total cost of repurchase	$65,042	$43,292
Average price paid per share	$44.45	$26.80

Varian Semiconductor has repurchased an aggregate of 18,426,625 shares of its common stock through December 28, 2007 pursuant to this repurchase program since its inception in October 2004. As of December 28, 2007, there was a total of $100 million remaining under this repurchase program.

Note 14. Operating Segments and Geographic Information

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

Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In the first quarter of fiscal year 2008, revenue from three customers accounted for 16%, 15% and 14%, respectively, of Varian Semiconductor’s total revenue. In the first quarter of fiscal year 2007, revenue from two customers accounted for 14% and 11%, respectively, of Varian Semiconductor’s total revenue.

As of December 28, 2007, three customers represented 13%, 12% and 12%, respectively, of the total accounts receivable balance. As of September 28, 2007, one customer accounted for 15% of the total accounts receivable balance.

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North America	Europe	Japan	Taiwan	Korea	Other	Consolidated
	(Amounts in thousands)
Revenue — Three months ended:
December 28, 2007	$50,837	$8,889	$20,965	$104,601	$46,261	$22,503	$254,056
December 29, 2006	48,579	21,061	30,006	45,945	44,402	35,630	225,623

Long-lived assets, net, as of:
December 28, 2007	$64,516	$479	$371	$404	$7,471	$429	$73,670
September 28, 2007	68,193	403	402	430	8,989	437	78,854

Note 15. Income Taxes

Varian Semiconductor’s effective tax rate is based on its current profitability outlook and its expectations of earnings from operations in the U.S. and other tax jurisdictions throughout the world.

In fiscal 2007 Varian Semiconductor implemented a plan to realign the legal entities within its worldwide affiliated group. The objective of this realignment was to make its legal structure more consistent with the geographic mix of its customers and suppliers. In effecting this realignment, Varian Semiconductor has established operations in Switzerland that will provide operational and financial services to all of its international locations.

For the quarter ended December 28, 2007, Varian Semiconductor’s income tax expense of $20.0 million included a discrete net benefit of $1.2 million related to a Swiss net operating loss and other discrete items. Varian Semiconductor’s effective income tax rate was 31% for the first quarter of fiscal year 2008. The discrete income tax benefit received in the first quarter of fiscal year 2008 reduced the effective tax rate by approximately 2 percentage points. For the quarter ended December 29, 2006, Varian Semiconductor’s income tax expense included a discrete net benefit of $2.1 million related to the reinstatement of the research and development tax credit retroactive to January 1, 2006. Varian Semiconductor’s effective income tax rate was 29% for the first quarter of fiscal year 2007. The discrete income tax benefit recorded in the first quarter of fiscal year 2007 reduced the effective tax rate by approximately 4 percentage points.

Varian Semiconductor adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on September 29, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Upon adoption of FIN 48, Varian Semiconductor increased the liability for net unrecognized tax benefits by $1.7 million, and accounted for the increase as a cumulative effect of change in accounting principle that resulted in a reduction in retained earnings of $1.7 million at September 29, 2007. Varian Semiconductor also reclassified $4.0 million of current income taxes payable to long term income taxes payable and $1.3 million of long-term income taxes payable to non-current deferred tax assets.

As of September 29, 2007, the total gross unrecognized tax benefits related to various federal, state and foreign income tax matters was $40.8 million. Of this amount, the amount that would impact the effective tax rate, if recognized, was $38.5 million. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets of $2.3 million, of which $0.9 million relates to state tax credits which are fully offset by a valuation allowance. The increase in the reserve for the quarter ended December 28, 2007 was $2.2 million. Varian Semiconductor anticipates a ratable increase in unrecognized tax benefits during the remainder of the fiscal year ending October 3, 2008. Varian Semiconductor will reexamine the tax provision and the effect of estimated unrecognized tax benefits on its financial position at the end of each reporting period.

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various federal, state and foreign tax authorities, including the Internal Revenue Service. Varian Semiconductor is subject to audit by the Internal Revenue Service and various state and foreign authorities for the fiscal years ended 2003 through 2007. The Internal Revenue Service is currently examining certain refund claims filed by Varian Semiconductor for fiscal years ended 2000 through 2004. The favorable resolution of these claims could result in a benefit to the tax provision in the range of $0 to $5.8 million. It is reasonably possible that agreement on these claims may be reached within the next twelve months. Final agreement could reduce the amount of unrecognized tax benefits by approximately $5.8 million.

As of September 29, 2007, Varian Semiconductor had accrued $1.7 million of interest and penalties related to unrecognized tax benefits. As of December 28, 2007, the total amount of accrued interest and penalties was $1.9 million. Varian Semiconductor includes interest and penalties related to unrecognized tax benefits within its provision for income taxes.

Note 16. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement will be effective for Varian Semiconductor’s fiscal year 2009. Varian Semiconductor is in the process of evaluating the impact of this statement on its financial statements.

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

This Form 10-Q contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms “believes,” “anticipates,” “expects,” “plans” or similar expressions are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. There are a number of important factors that could cause Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”)’s actual results to differ materially from those indicated by forward-looking statements made in this report and presented by management from time to time. Some of the important risks and uncertainties that may cause Varian Semiconductor’s financial results to differ are described under the heading “Risk Factors” in this report and in the annual report on Form 10-K for the fiscal year ended September 28, 2007, filed with the Securities and Exchange Commission (“SEC”) on November 21, 2007.

The following information should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in “Item 1. Consolidated Financial Statements” of this quarterly report and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Varian Semiconductor’s annual report on Form 10-K for the fiscal year ended September 28, 2007, filed with the SEC on November 21, 2007.

Overview

Varian Semiconductor is the leading supplier of ion implantation equipment used in the fabrication of semiconductor chips. Varian Semiconductor designs, manufactures, markets and services semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the world. The VIISta ion implanter products are designed to leverage single wafer processing technology for the full range of semiconductor implant applications. Varian Semiconductor has shipped more than 3,900 systems worldwide.

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

Varian Semiconductor’s business is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. During calendar year 2005, there was an 11% decline in worldwide ion implanter sales. However, due to market share gains, Varian Semiconductor’s fiscal year 2005 revenue increased 13% over fiscal year 2004 as customers migrated to single wafer systems. Single wafer systems are now preferred over batch systems as they process wafers in such a way that results in higher yields for advanced device manufacturers. By offering a superior product to meet the requirements at the batch to single wafer inflection point, Varian Semiconductor grew its market share in 2006 from 39% to 43%. Calendar year 2007 market share reports are expected to be released in April 2008. Varian Semiconductor believes it has continued to increase its overall market share during calendar year 2007. Varian Semiconductor believes the semiconductor capital equipment business will continue to be volatile, largely due to fluctuations in the level of investment by memory manufacturers. As such, worldwide implanter sales may decline in calendar year 2008, which could affect Varian Semiconductor’s revenues.

Wafer size and market. The migration from 200mm to 300mm began at the end of the 1990s and 300mm fabs now represent more than half of semiconductor expansions. Most advanced devices below 130nm are produced on 300mm wafers. Varian Semiconductor believes the increase in shipments from 200mm to 300mm will continue and is evidence that Varian Semiconductor’s tools meet the newest technology requirements. Memory manufacturers typically produce integrated circuits used for dynamic random access memory or DRAM, flash, etc. which store and retrieve information, while logic manufacturers typically produce integrated circuits used to process data. Significant purchasing fluctuations by memory, logic and foundry fabs could lead to significant fluctuations in Varian Semiconductor’s revenues, even if the total ion implant market remains flat.

The first table below shows Varian Semiconductor’s calendar year 2006, 2005 and 2004 market share, as reported by Gartner Dataquest in April 2007, April 2006 and April 2005, respectively. Market share estimates are calculated on a subset of revenue, and information reported by Gartner Dataquest may not be consistent on a company by company basis. The second table below shows the total available market for ion implanter sales in calendar years 2006, 2005 and 2004, also reported by Gartner Dataquest in April 2007, April 2006 and April 2005, respectively. The total available market represents an estimated worldwide total revenue for ion implanters sold by all companies which sell ion implanters during each of the calendar years.

Market Share

	Calendar Year Ended
	December 31, 2006	December 31, 2005
By market
Medium current	53%	58%
High current	46%	38%
High energy	17%	10%
Overall	43%	39%

Total Available Market

	Calendar Year Ended
(in millions)	December 31, 2006	December 31, 2005
By market
Medium current	$414	$330
High current	720	598
High energy	230	194

Overall	$1,364	$1,122

Market Share and Total Available Market. Market share and total available market research data is also published by VLSI Research Inc. In April 2007, VLSI Research Inc. reported that Varian Semiconductor’s overall market share was 46% and that the total available market was $1.3 billion for calendar year 2006.

Varian Semiconductor’s four point increase in market share in calendar year 2006 and a 22% increase in the total available market for ion implanter sales in calendar year 2006, both as reported by Gartner Dataquest, led to increased revenues during 2006, compared to 2005. Varian Semiconductor’s increase in high current market share is a result of the industry shift to single wafer implanters at advanced technology nodes (65nm and below). Varian Semiconductor began developing single wafer high current tools during 1994 and believes it is currently the industry leader. The increase in high energy market share is primarily related to customer mix in the total available market for high energy tools. The decrease in medium current market share is primarily related to growth in the medium current market in Japan, where Varian Semiconductor has more competition in the medium current sector. Varian Semiconductor continues to invest heavily in research and development to maintain its medium current market share lead. Varian Semiconductor believes it has continued to increase its overall market share during calendar year 2007.

Critical Accounting Policies and Significant Accounting Estimates

Varian Semiconductor’s discussion and analysis of its financial condition and results of operations are based upon Varian Semiconductor’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of these consolidated financial statements requires Varian Semiconductor to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a continual basis, Varian Semiconductor evaluates its estimates, including those related to revenues, inventories, accounts receivable, long-lived assets, income taxes, warranty obligations, deferred revenue, post-retirement benefits, contingencies, stock-based compensation and foreign currencies. Varian Semiconductor continues to have the same critical accounting policies and estimates as are described in Item 7 in the annual report on Form 10-K for the fiscal year ended September 28, 2007, filed with the SEC on November 21, 2007. Varian Semiconductor operates in a highly cyclical and competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, customer and supplier lead times, and geographic and macroeconomic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. Varian Semiconductor bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also the factors discussed in the section titled “Risk Factors” in Part II, Item 1A.

Results of Operations

Revenue

The following table sets forth revenue by category for the three month periods ended December 28, 2007 and December 29, 2006:

	Fiscal Three Months Ended
	December 28, 2007	December 29, 2006	Change	Percent Change
	(Amounts in thousands)
Revenue
Product	$235,510	$202,350	$33,160	16.4%
Service	18,529	21,477	(2,948)	-13.7%
Royalty and license	17	1,796	(1,779)	-99.1%

Revenue	$254,056	$225,623	$28,433	12.6%

Revenue by territory:
Asia Pacific	$194,330	$155,983	$38,347	24.6%
North America	50,837	48,579	2,258	4.6%
Europe	8,889	21,061	(12,172)	-57.8%

Revenue	$254,056	$225,623	$28,433	12.6%

Product

During the first quarter of fiscal year 2008, product revenue was $235.5 million, compared to $202.4 million for the same period a year ago. The increase in product revenue was primarily due to increased tool sales to memory customers. On a unit basis, the number of tools recorded in revenue increased 9% for the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007. This increase was primarily attributable to an increase in high current implanter sales. In addition, revenue from parts and upgrades sales during the first quarter of fiscal year 2008 increased 13% compared to the same fiscal quarter a year ago due to a higher installed base along with higher fab utilization.

Service

Service revenue during the first quarter of fiscal year 2008 was $18.5 million, compared to $21.5 million for the same period a year ago. This decrease is primarily related to a decrease in installation revenue. Installation revenue is influenced by shipment volume of systems, product mix, customer mix, timing of customer acceptance and the fair value of installations. As products mature and the installation requires less effort to complete, the fair value of installation revenue per system is reduced, which reduces installation revenue per tool.

Revenue by Territory

The Asia Pacific region accounts for a significant percentage of Varian Semiconductor’s revenues. Increases in revenue from this region for the first quarter of fiscal year 2008 as compared to the same period in fiscal year 2007, indicate that a substantial proportion of the worldwide semiconductor manufacturing expansion continues to occur in this region.

Royalty and License

Royalty revenue during the first quarter of fiscal year 2008 was less than $0.1 million, compared to $1.8 million for the same period in fiscal year 2007 as most agreements have now expired.

Customers

During the first quarter of fiscal year 2008, revenue from three customers accounted for 16%, 15% and 14%, respectively, of Varian Semiconductor’s total revenue, compared to two customers accounting for 14% and 11% of revenue, respectively, during the first quarter of fiscal year 2007. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given reporting period (see also “Risk Factors”).

Shipment Mix

Varian Semiconductor’s tools are used primarily for 300mm and 200mm wafer size implants. In addition, Varian Semiconductor’s tools are used by logic, memory and foundry manufacturers for integrated circuits. Logic manufacturers make chips that process information and are owned by the companies that design the chips. Memory manufacturers make chips that store information and they, too, are owned by the companies that design the chips. Foundry manufacturers are contractors that take chip designs from other companies and make the chips for them. Over the last several years the demand for memory chips has outstripped the demand for logic chips. As the demand for memory intensive applications such as cameras, phones, and MP3 players grows, it is expected that memory will continue to represent the bulk of chips made worldwide. The following table sets forth tool shipments by wafer size and market, as a percent of total tool shipments, for the first quarter of fiscal years 2008 and 2007. Percentages are based on the number of tools shipped during the respective period.

	Fiscal Three Months Ended
	December 28, 2007	December 29, 2006
By wafer size
300mm	96%	83%
200mm	4%	17%

Shipments	100%	100%

By market
Memory	85%	83%
Logic	15%	17%

Shipments	100%	100%

Cost of Product Revenue

Cost of product revenue was $119.6 million and gross margin was 49% for the first quarter of fiscal year 2008, compared to cost of product revenue of $111.5 million and gross margin of 45% for the first quarter of fiscal year 2007. The primary reasons for the increase in gross margin are product mix and more efficient factory operations due to higher sales volume. Improved supply chain management and more efficient regional service support also contributed to the increase in gross margin in the first quarter of fiscal year 2008.

Cost of Service Revenue

Cost of service revenue was $12.3 million and gross margin was 34% for the first quarter of fiscal year 2008, compared to cost of service revenue of $13.7 million and gross margin of 36% for the first quarter of fiscal year 2007. Fluctuations in service margins are attributed to the change in installation margins, which are influenced by product and regional mix. The fair value of installations is assessed periodically and is largely based upon the historical experience of the effort and cost to complete installations.

Research and Development

Research and development expense was $28.7 million for the first quarter of fiscal year 2008, compared to $24.2 million for the first quarter of fiscal year 2007. The increase in research and development spending is attributable to Varian Semiconductor’s rapid product development cycle, which aims to introduce new products every nine to twelve months and continuing efforts to improve productivity and technical development of its products. Varian Semiconductor focuses on maintaining its leadership position in the markets for medium current, high current and plasma doping implanters, improving its position in the high energy business and continuing to invest in other new and next generation products.

Marketing, General and Administrative

Marketing, general and administrative expense was $32.6 million for the first quarter of fiscal year 2008, compared to $30.5 million for the first quarter of fiscal year 2007. The increase was primarily due to increases in incentive compensation, relocation of personnel associated with the alignment of legal entities, and additional management in Japan due to increased business activity.

Interest Income and Interest Expense

During the first quarter of fiscal year 2008, Varian Semiconductor earned $2.7 million in net interest income, compared to $5.6 for the same period of fiscal year 2007. The decrease in net interest income for the first quarter of fiscal year 2008 was due to a decrease in average cash and investment balances, primarily attributable to share repurchases during fiscal year 2007 of $426.5 million.

Other Income, Net

Other income, net, was less than $0.1 million for the first quarter of fiscal year 2008, compared to $0.7 million for the same period of fiscal year 2007. Other income for the first quarter of fiscal year 2007 included $0.8 million for the reversal of a liability related to the expiration of the statute of limitations on a pre-spin liability.

Provision for Income Taxes

Varian Semiconductor’s effective income tax rate was a provision of 31% for the first quarter of fiscal year 2008 and 29% for the same period in fiscal year 2007. The provision for the first quarter of fiscal year 2008 included a net discrete benefit of $1.2 million related primarily to Swiss net operating loss carryforwards, which reduced the first quarter effective tax rate by approximately 2 percentage points. The 2007 first quarter provision included a discrete net benefit of approximately $2.1 million related to the retroactive reinstatement of the research and development tax credit. This discrete tax benefit reduced the first quarter 2007 effective tax rate by approximately 4 percentage points.

In fiscal 2007, Varian Semiconductor implemented a plan to realign the legal entities within its worldwide affiliated group. The impact of this realignment in the first quarter of fiscal 2008, exclusive of the discrete benefit, caused Varian Semiconductor’s effective tax rate to increase by approximately 1 percentage point due to tax charges related to the ongoing implementation of the new structure.

Net Income

As a result of the foregoing factors, in the first quarter of fiscal year 2008, Varian Semiconductor recorded net income of $43.7 million compared to net income of $37.0 million for the same period of fiscal year 2007. Net income per diluted share was $0.57 for the first quarter of fiscal year 2008, compared to net income per diluted share of $0.44 for the first quarter of fiscal year 2007.

Liquidity and Capital Resources

Varian Semiconductor generated $34.0 million of cash from operations during the first three months of fiscal year 2008, compared to $11.0 million of cash generated from operations during the first three months of fiscal year 2007. Cash provided by operations in the first three months of fiscal year 2008 was primarily a result of net income of $43.7 million, plus non-cash expenses such as stock-based compensation of $4.9 million and depreciation and amortization of $4.2 million, offset by a $23.9 million increase in accounts receivable. The increase in accounts receivable is related to the timing of shipments and payments from customers.

Varian Semiconductor generated $28.9 million from investing activities during the first three months of fiscal year 2008 and used $25.2 million in the first three months of fiscal year 2007. Varian Semiconductor received proceeds from sales and maturities of investments of $63.8 million during the period, partially offset by $32.8 million used for the purchase of investments during the first three months of fiscal year 2008, and $2.0 million used for the purchase of property, plant and equipment during the same period. Varian Semiconductor is using cash from investing activities to repurchase shares of its common stock, rather than using cash to invest in short and long-term investments as it has historically. In the first three months of fiscal year 2007, Varian Semiconductor used $64.9 million of cash and cash equivalents for the purchase of investments and $3.1 million for the purchase of property, plant and equipment. These were partially offset by proceeds from sales and maturities of investments of $42.7 million during the first three months of fiscal year 2007.

During the first three months of fiscal year 2008, Varian Semiconductor used $63.1 million of cash for financing activities, primarily to repurchase $65.0 million of treasury stock. This was partially offset by $0.9 million of cash received from the issuance of common stock upon the exercise of stock options. During the first three months of fiscal year 2007, Varian Semiconductor used $25.2 million of cash from financing activities, primarily due to $43.3 million for the repurchase of treasury stock. This was offset by $16.4 million of cash received from the issuance of common stock upon the exercise of stock options.

Varian Semiconductor’s Board of Directors amended the share repurchase program by increasing the amount of funds that may be expended in repurchasing common stock from $600 to $700 million as of November 13, 2007. The program does not have a fixed expiration date. In the first three months of fiscal year 2008, Varian Semiconductor repurchased 1.5 million shares at a weighted-average price per share of $44.45. In the first three months of fiscal year 2007, Varian Semiconductor repurchased 1.6 million shares at a weighted-average price per share of $26.80. As of January 28, 2008, Varian Semiconductor had $87.9 million remaining in its repurchase authorization.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash, cash equivalents and investments of $262.9 million at December 28, 2007 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments, environmental contingencies and cash requirements through at least the next twelve months.

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

Contractual Obligations

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of income. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of December 28, 2007 have not been included in the consolidated balance sheets and statements of income included under Item 1. Consolidated Financial Statements; however, they have been disclosed in the following table in order to provide a more complete picture of Varian Semiconductor’s financial position and liquidity.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years
	(Amounts in thousands)
Operating leases	$4,024	$2,370	$1,111	$543
Purchase order commitments	70,662	70,438	224	—

Total commitments	$74,686	$72,808	$1,335	$543

Varian Semiconductor adopted Financial Accounting Standards Board “FASB” Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, (“FIN 48”) on September 29, 2007. As of

December 28, 2007, the non-current tax payable under FIN 48 was $36.2 million. Varian Semiconductor is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc. (“VAI”), now known as Varian Medical Systems, Inc. (“VMS”) (See Note 10. Commitments, Contingencies and Guarantees in the accompanying notes to the unaudited interim consolidated financial statements). During the first three month periods of each of fiscal year 2008 and 2007, Varian Semiconductor was charged by VMS $0.3 million in settlement of these obligations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement will be effective for Varian Semiconductor’s fiscal year 2009. Varian Semiconductor is in the process of evaluating the impact of this statement on its financial statements.

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

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange loss for the first quarter of fiscal years 2008 and 2007 was $54 thousand and $135 thousand, respectively.

Forward exchange contracts outstanding are summarized as follows (amounts in thousands):

	December 28, 2007			September 28, 2007
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Singapore Dollar	$4,499	1.44	$4,476	$4,609	1.52	$4,678
New Taiwan Dollar	1,568	32.01	1,541	2,093	32.93	2,100
Euro	1,055	0.68	1,037	—	—	—
Japanese Yen	695	112.58	685	557	115.21	556
Korean Won	194	932.75	192	218	913.35	216

Total foreign currency purchase contracts	$8,011		$7,931	$7,477		$7,550

Foreign currency sell contracts:
Japanese Yen	$22,602	112.15	$22,194	$24,186	114.91	$24,052
Korean Won	8,933	927.45	8,805	5,072	939.70	5,177
New Taiwan Dollar	2,115	32.48	2,109	—	—	—
Singapore Dollar	822	1.45	820	169	1.49	168
Israeli Shekel	384	3.84	379	311	4.13	319
Euro	—	—	—	1,077	0.73	1,112

Total foreign currency sell contracts	$34,856		$34,307	$30,815		$30,828

Total contracts	$42,867		$42,238	$38,292		$38,378

Varian Semiconductor uses derivative instruments to protect its foreign operations from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor hedges its current exposures and a portion of its anticipated foreign currency exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales, except for those in Japan, are primarily denominated in the U.S. dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of operations. There were seven forward foreign exchange sell contracts designated as hedges of product sales in Japanese Yen outstanding at December 28, 2007 totaling an equivalent of $22.8 million. In addition, there were six forward exchange purchase contracts totaling an equivalent of $18.4 million offsetting six of the seven forward sell contracts. At September 28, 2007, there were four forward foreign exchange sell contracts designated as hedges of anticipated product sales in Japanese Yen totaling an equivalent of $12.6 million. In addition, there were two forward foreign exchange purchase contracts totaling an equivalent of $6.5 million offsetting two of the four forward sell contracts.

There was an unrealized loss of $0.1 million on the seven forward Yen contracts as of December 28, 2007. There were approximately $0.1 million in net unrealized losses on forward Yen revenue contracts as of September 28, 2007. The fair value of forward exchange contracts generally reflects the estimated amounts that Varian Semiconductor would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of Varian Semiconductor’s exposure.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities, none of which were in use at December 28, 2007. Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and investments. Varian Semiconductor maintains cash investments primarily in money market funds consisting of U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at December 28, 2007 and September 28, 2007 were $79.0 million and $84.5 million, respectively. At December 28, 2007 and September 28, 2007, Varian Semiconductor’s short-term investments were $80.3 million and $88.4 million, respectively, and consisted primarily of government agency and corporate bonds with ratings of AA or better. At December 28, 2007 and September 28, 2007, Varian Semiconductor’s long-term investments were $73.6 million and $96.2 million, respectively, and consisted primarily of government agency and corporate bonds with ratings of AA or better.

Commodity Price Risk

Varian Semiconductor is not exposed to material commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of December 28, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of December 28, 2007, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 28, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required by this Item is provided in Note10. Commitments, Contingencies and Guarantees to the unaudited interim consolidated financial statements under Part I, Item 1 and is incorporated herein by reference.

ITEM 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q, in evaluating Varian Semiconductor and its business. If any of the following risks occur, Varian Semiconductor’s business, financial condition and operating results could be materially adversely affected. There have been no material changes from the risk factors previously disclosed in Item 1A. of Varian Semiconductor’s 2007 Annual Report on Form 10-K for the year ended September 28, 2007.

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

As a global company, Varian Semiconductor’s effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. Varian Semiconductor is subject to income taxes in both the U.S. and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Varian Semiconductor’s effective tax rate could be adversely affected by changes in the distribution of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect profitability. For example, due to the global business realignment, the distribution of worldwide earnings has changed. Under audit, Varian Semiconductor could face significant challenges regarding the geographic composition of these earnings from one or more jurisdictions. In addition, Varian Semiconductor’s effective tax rate has benefited from the research and development (“R & D”) tax credit which expired on December 31, 2007. If the R & D credit is not extended, Varian Semiconductor’s tax liability may increase. Further, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on Varian Semiconductor’s ability to generate future taxable income in the U.S. Varian Semiconductor is also subject to regular examination of its tax returns by the Internal Revenue Service (IRS) and other taxing authorities. The IRS and other tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products, services, and the use of intangible assets. Varian Semiconductor could face significant future challenges on these transfer pricing issues in one or more jurisdictions. Varian Semiconductor regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although Varian Semiconductor believes that its tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in its historical income tax provisions and accruals.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Varian Semiconductor during the quarter ended December 28, 2007 of equity securities that are registered by Varian Semiconductor pursuant to Section 12 of the Securities Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
September 29 – October 26, 2007	711,400	$49.07	711,400	$30,037
October 27 – November 23, 2007	441,353	$40.66	441,353	$112,090
November 24 – December 28, 2007	309,522	$39.22	309,522	$99,950
Total: (3)	1,462,275	$44.45	1,462,275	$99,950

(1)	Varian Semiconductor repurchased an aggregate of 18,426,625 shares of its common stock through December 28, 2007 pursuant to the repurchase program that was first announced in October 2004.

(2)	At the beginning of the quarter ended December 28, 2007, Varian Semiconductor had an existing authorization to expend up to $600 million in repurchasing common stock under the program. In November 2007, Varian Semiconductor’s Board of Directors amended the program by increasing the amount of funds that may be expended in repurchasing common stock from $600 million to $700 million. The program does not have a fixed expiration date.

(3)	In addition to the repurchases made during the quarter ended December 28, 2007, Varian Semiconductor repurchased 362,759 shares at total cost of $12.1 million between December 29, 2007 and January 28, 2008, the latest practicable date prior to the filing date of this quarterly report on Form 10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 1, 2008