Form 10-Q
period 2008-03-28
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2008-05-06
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of common stock outstanding at April 25, 2008: 74,145,607

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 28, 2008	September 28, 2007
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$111,967	$109,514
Short-term investments	57,042	88,384
Accounts receivable, net	242,654	189,573
Inventories	164,733	170,293
Deferred income taxes	27,873	27,907
Other current assets	14,898	26,010

Total current assets	619,167	611,681

Long-term investments	77,653	96,153
Property, plant and equipment, net	70,208	73,980
Goodwill	12,280	12,280
Other assets	4,955	4,994

Total assets	$784,263	$799,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$533	$510
Accounts payable	47,114	49,863
Accrued expenses	39,291	50,478
Income taxes payable	11,677	4,811
Product warranty	11,505	12,183
Deferred revenue	51,059	54,742

Total current liabilities	161,179	172,587

Long-term accrued expenses and other liabilities	62,762	53,904
Deferred income taxes	3,858	3,858
Long-term debt	2,488	2,761

Total liabilities	230,287	233,110

Commitments, contingencies and guarantees (Note 10)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 93,179,020 shares issued and 73,536,987 outstanding at March 28, 2008; 92,716,665 shares issued and 75,752,315 outstanding at September 28, 2007	932	927
Capital in excess of par value	564,843	548,426
Less: Cost of 19,642,033 and 16,964,350 shares of common stock held in treasury at March 28, 2008 and September 28, 2007, respectively	(639,785)	(535,423)
Retained earnings	629,238	553,221
Accumulated other comprehensive loss	(1,252)	(1,173)

Total stockholders’ equity	553,976	565,978

Total liabilities and stockholders’ equity	$784,263	$799,088

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Three Months Ended		Fiscal Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(Amounts in thousands, except per share data)
Revenue
Product	$234,962	$219,863	$470,472	$422,213
Service	20,347	19,695	38,876	41,172
Royalty and license	29	2,246	46	4,042

Total revenue	255,338	241,804	509,394	467,427

Cost of revenue
Product	121,480	117,992	241,046	229,504
Service	12,613	12,968	24,899	26,626

Total cost of revenue	134,093	130,960	265,945	256,130

Gross profit	121,245	110,844	243,449	211,297

Operating expenses
Research and development	28,539	25,556	57,282	49,779
Marketing, general and administrative	32,838	32,557	65,401	63,026

Total operating expenses	61,377	58,113	122,683	112,805

Operating income	59,868	52,731	120,766	98,492
Interest income	2,378	6,001	5,540	11,956
Interest expense	(222)	(207)	(677)	(537)
Other income (expense), net	44	(22)	93	693

Income before income taxes	62,068	58,503	125,722	110,604
Provision for income taxes	28,014	20,080	48,001	35,189

Net income	$34,054	$38,423	$77,721	$75,415

Weighted average shares outstanding - basic	74,106	81,996	74,518	82,562
Weighted average shares outstanding - diluted	75,252	83,751	76,002	84,246
Net income per share - basic	$0.46	$0.47	$1.04	$0.91
Net income per share - diluted	$0.45	$0.46	$1.02	$0.90

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Six Months Ended
	March 28, 2008	March 30, 2007
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$77,721	$75,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,392	6,976
Amortization of investment premium (discount)	152	(85)
Deferred income taxes	34	102
Stock-based compensation	10,814	10,393
Tax benefit from stock-based compensation	1,771	6,667
Excess tax benefits from stock-based compensation	(1,664)	(4,526)
Changes in assets and liabilities:
Accounts receivable	(47,945)	(55,677)
Inventories	5,404	(45,079)
Other current assets	11,112	(1,460)
Accounts payable	(3,050)	24,613
Accrued expenses	2,796	(3,792)
Product warranty	(1,025)	1,161
Deferred revenue	(5,526)	14,253
Other	(713)	(328)

Net cash provided by operating activities	58,273	28,633

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,478)	(5,721)
Proceeds from sales and maturities of investments	107,565	102,236
Purchase of investments	(57,192)	(86,673)

Net cash provided by investing activities	45,895	9,842

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of options and issuance of stock under the employee stock purchase plan	3,837	30,313
Excess tax benefits from stock-based compensation	1,664	4,526
Repurchase of common stock	(104,362)	(143,802)
Repayment of long-term debt	(250)	(228)

Net cash used in financing activities	(99,111)	(109,191)

Effects of exchange rates on cash	(2,604)	(72)

Net increase (decrease) in cash and cash equivalents	2,453	(70,788)
Cash and cash equivalents at beginning of period	109,514	258,891

Cash and cash equivalents at end of period	$111,967	$188,103

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

The accompanying unaudited interim consolidated financial statements have been prepared by Varian Semiconductor in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the instruction to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the annual report on Form 10-K filed by Varian Semiconductor with the SEC on November 21, 2007 for the fiscal year ended September 28, 2007. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three and six months ended March 28, 2008 are not necessarily indicative of the results to be expected for a full year or for any other period.

Note 2. Stock-Based Compensation

Varian Semiconductor applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee and director services. Stock-based compensation cost is measured at grant date and based on the fair value of the award. The straight-line method is applied to all grants with service conditions, while the graded vesting method is applied to all grants with both service and performance conditions.

The effect of recording stock-based compensation for the three and six months ended March 28, 2008 and March 30, 2007 was as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(Amounts in thousands except per share amounts)
Stock-based compensation expense by type of award:
Stock options	$2,473	$2,768	$4,547	$5,449
Restricted stock	3,122	2,789	5,647	4,426
Employee Stock Purchase Plan	345	253	620	518

Total stock-based compensation	5,940	5,810	10,814	10,393
Less: Tax effect on stock-based compensation	(2,704)	(1,989)	(4,234)	(3,319)

Net effect on income	$3,236	$3,821	$6,580	$7,074

Effect on earnings per share:
Basic	$0.04	$0.05	$0.09	$0.09
Diluted	$0.04	$0.05	$0.09	$0.08
Effect of stock-based compensation on income by line item:
Cost of product revenue	$263	$359	$482	$732
Cost of service revenue	276	325	508	545
Research and development expense	1,200	1,050	2,200	1,962
Marketing, general and administrative expense	4,201	4,076	7,624	7,154
Provision for income taxes	(2,704)	(1,989)	(4,234)	(3,319)

Total cost related to stock-based compensation	$3,236	$3,821	$6,580	$7,074

Varian Semiconductor estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. Varian Semiconductor has determined that a blended volatility, using Varian Semiconductor’s historical and implied volatility measures and a peer group implied volatility, best reflects expected volatility over the expected term of the option. Varian Semiconductor believes that the approach utilized to develop the underlying assumptions is appropriate in calculating the fair values of Varian Semiconductor’s stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. As of March 28, 2008, there were a total of 8,039,704 shares of common stock reserved for issuance under the 2006 Stock Incentive Plan.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Six Months Ended
	March 28, 2008	March 30, 2007
Expected life (in years)	3.6	4.1
Expected volatility	45.5%	37.9%
Risk-free interest rate	3.2%	4.8%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$13.60	$9.75

The following table summarizes the stock option and restricted stock activity as of and for the six months ended March 28, 2008:

	Stock Option Activity				Unvested Restricted Stock Activity
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value
			(In years)	(In thousands)
Outstanding at September 28, 2007	4,447,453	$20.36			1,074,513	$24.13
Granted	684,290	37.38			233,870	38.67
Options exercised	(140,164)	15.49
Vesting of restricted stock					(261,548)	23.16
Forfeited/expired/cancelled	(75,120)	29.16			(28,608)	21.91

Outstanding at March 28, 2008	4,916,459	22.74	4.6	$37,567	1,018,227	$27.77

Options vested and expected to vest at March 28, 2008	4,779,579	22.44	4.6	$37,298
Options exercisable at March 28, 2008	2,658,833	$16.28	3.6	$30,171

During the three months ended March 28, 2008, Varian Semiconductor awarded 10,000 restricted stock units and 7,712 restricted stock units were released. The number of restricted stock units outstanding as of March 28, 2008 was 36,992.

As of March 28, 2008, the unrecognized compensation cost related to unvested stock options was $24.8 million before estimated forfeitures. This unrecognized balance will be recognized over an estimated weighted average amortization period of 2.9 years.

As of March 28, 2008, the unrecognized compensation cost related to unvested restricted stock was $27.2 million before estimated forfeitures. This unrecognized balance will be recognized over an estimated weighted average amortization period of 2.7 years.

The total intrinsic value of options exercised during the three and six month periods ended March 28, 2008 was $1.4 million and $3.0 million, respectively. The total intrinsic value of options exercised during the three and six month periods ended March 30, 2007 was $14.5 million and $24.9 million, respectively. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price.

The total fair value of restricted stock grants that vested during the three and six month periods ended March 28, 2008 was $3.4 million and $10.2 million, respectively. The total fair value of restricted stock grants that vested during the three and six month periods ended March 30, 2007 was $1.5 million and $3.3 million, respectively.

Employee Stock Purchase Plan

Employees of Varian Semiconductor, who elect to participate in the Employee Stock Purchase Plan (“ESPP”), are able to purchase common stock at the lower of 85% of the fair market value of Varian Semiconductor’s common stock on the first or last day of the applicable offering period. Typically, each offering period lasts six months. There were 52,931 shares purchased under the ESPP during the six months ended March 28, 2008. As of March 28, 2008 there were a total of 993,610 shares of common stock reserved for issuance under the ESPP. The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Six Months Ended
	March 28, 2008	March 30, 2007
Expected life (in years)	0.5	0.5
Expected volatility	57.3%	41.5%
Risk-free interest rate	3.3%	5.1%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$11.22	$8.20

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

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(Amounts in thousands, except per share data)
Numerator:
Net income	$34,054	$38,423	$77,721	$75,415

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	74,106	81,996	74,518	82,562
Effect of dilutive securities:
Stock options and restricted stock	1,146	1,755	1,484	1,685

Denominator for diluted net income per share	75,252	83,751	76,002	84,246

Net income per share - basic	$0.46	$0.47	$1.04	$0.91
Net income per share - diluted	$0.45	$0.46	$1.02	$0.90

For the three and six month periods ended March 28, 2008, 1.3 million and 0.8 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share. For the three and six month periods ended March 30, 2007, 0.9 million and 0.9 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share.

Note 4. Accounts Receivable

Accounts receivable consist of the following:

	March 28, 2008	September 28, 2007
	(Amounts in thousands)
Billed receivables	$243,313	$190,133
Allowance for doubtful accounts	(659)	(560)

Accounts receivable, net	$242,654	$189,573

Note 5. Inventories

The components of inventories are as follows:

	March 28, 2008	September 28, 2007
	(Amounts in thousands)
Raw materials and parts	$94,441	$81,330
Work in process	34,021	41,539
Finished goods	36,271	47,424

Total inventories	$164,733	$170,293

Note 6. Accrued Expenses

The components of accrued expenses are as follows:

	March 28, 2008	September 28, 2007
	(Amounts in thousands)
Accrued incentives	$11,190	$18,103
Accrued employee benefits	12,020	11,842
Accrued payroll	4,880	5,356
Accrued retirement benefits	1,574	5,121
Other	9,627	10,056

Total accrued expenses	$39,291	$50,478

Note 7. Long-Term Accrued Expenses and Other Long-Term Liabilities

There was $62.8 million in long-term accrued expenses and other long-term liabilities at March 28, 2008. Included in this amount was $37.0 million for long-term tax liabilities. In addition, post-employment liabilities, environmental and other costs not expected to be expended within the next year are included in long-term accrued expenses and other long-term liabilities. The current portion is recorded within accrued expenses.

There was $53.9 million in long-term accrued expenses and other long-term liabilities at September 28, 2007, including $28.5 million for long-term tax liabilities. In addition, post-employment liabilities, environmental and other costs not expected to be expended within the next year are included in long-term accrued expenses and other long-term liabilities. The current portion is recorded within accrued expenses.

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

Product warranty activity for the first three and six months of fiscal years 2008 and 2007 was as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(Amounts in thousands)		(Amounts in thousands)
Beginning product warranty balance	$12,667	$10,552	$12,979	$9,813
Accruals for warranties issued during the period	3,466	3,167	6,784	7,088
Adjustments to pre-existing warranties	(310)	(110)	189	(469)
Fulfillments during the period	(3,624)	(2,579)	(7,753)	(5,402)

Ending product warranty balance	$12,199	$11,030	$12,199	$11,030

Current portion of product warranty	$11,505	$10,114
Long-term portion of product warranty	694	916

Total product warranty liability	$12,199	$11,030

Note 9. Deferred Revenue

The components of deferred revenue are as follows:

	March 28, 2008	September 28, 2007
	(Amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$34,941	$40,415
Extended warranties	15,330	15,007
Maintenance and service contracts	7,707	7,341
Other deferred revenue	400	635

Total deferred revenue	$58,378	$63,398

Current portion of deferred revenue	$51,059	$54,742
Long-term portion of deferred revenue	7,319	8,656

Total deferred revenue	$58,378	$63,398

Note 10. Commitments, Contingencies and Guarantees

As permitted under Delaware law, Varian Semiconductor has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at the request of Varian Semiconductor. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited; however, Varian Semiconductor has a Director and Officer insurance policy that limits its exposure and enables Varian Semiconductor to recover a portion of any future amounts paid. As a result of Varian Semiconductor’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of March 28, 2008.

Varian Semiconductor enters into indemnification agreements in the normal course of business. Pursuant to these agreements, Varian Semiconductor indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Varian Semiconductor customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to Varian Semiconductor products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements may be unlimited. Management believes the estimated fair value of these agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of March 28, 2008.

Varian Semiconductor also indemnifies certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Varian Semiconductor’s products and services or resulting from the acts or omissions of Varian Semiconductor, its employees, officers, authorized agents or subcontractors. Varian Semiconductor has general and umbrella insurance policies that limit its exposure under these indemnification obligations and guarantees. As a result of Varian Semiconductor’s insurance policy coverage, Varian Semiconductor believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of March 28, 2008.

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

Varian Semiconductor also enters into purchase order commitments in the normal course of business. As of March 28, 2008, Varian Semiconductor had approximately $69.5 million of purchase order commitments with various suppliers.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.2 million in estimated environmental investigation and remediation costs for these sites and facilities as of March 28, 2008. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.0 million as of March 28, 2008, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.2 million as of March 28, 2008 previously described.

As of March 28, 2008, Varian Semiconductor’s environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, totaled $5.2 million, of which $0.6 million is classified as current.

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

Varian Semiconductor’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts for which critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly by comparing the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income (“OCI”). Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of income. There was an immaterial amount of ineffectiveness recognized during the three and six month periods ended March 28, 2008. OCI associated with hedges of sales denominated in foreign currencies is reclassified to revenue upon recognition in income of the underlying hedged exposure. The unrealized loss included in OCI associated with hedges of foreign currency denominated sales during the three month period ended March 28, 2008 was $0.3 million and during the three month period ended December 28, 2007 was $0.1 million.

Note 12. Comprehensive Income

The following table reconciles net income to comprehensive income for the second quarter and first six months of fiscal years 2008 and 2007:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(Amounts in thousands)		(Amounts in thousands)
Net income	$34,054	$38,423	$77,721	$75,415
Other comprehensive income (loss), net of (benefit) taxes:
Unrealized gain (loss) on cash flow hedging instruments	285	(45)	200	380
Reclassification adjustment for realized gains on cash flow hedging instruments included in net income	(381)	—	(381)	(693)
Unrealized gain on investments	69	521	201	678
Reclassification adjustment for realized (gains) losses on investments included in net income	(63)	23	(99)	23

Other comprehensive income (loss)	$(90)	$499	$(79)	$388

Comprehensive income	$33,964	$38,922	$77,642	$75,803

Note 13. Share Repurchase Program

The Board of Directors voted to increase the amount of funds that may be expended in repurchasing Varian Semiconductor’s common stock to a total of $700 million as of November 13, 2007. On April 21, 2008, Varian Semiconductor’s Board of Directors amended the repurchase program to increase the amount that may be expended in repurchasing its common stock from $700 million to $800 million. The program does not have a fixed expiration date.

Share repurchases under this program during the second quarter and first six months of fiscal years 2008 and 2007 were as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	Amounts in thousands, except per share amounts		Amounts in thousands, except per share amounts
Number of shares of common stock repurchased	1,215,408	3,177,519	2,677,683	4,791,921
Total cost of repurchase	$39,320	$100,509	$104,362	$143,801
Average price paid per share.	$32.32	$31.61	$38.94	$29.99

Varian Semiconductor has repurchased an aggregate of 19,642,033 shares of its common stock through March 28, 2008 pursuant to this repurchase program since its inception in October 2004. As of March 28, 2008, there was a total of $60.7 million remaining under this repurchase program.

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

Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In the second quarter of fiscal year 2008, revenue from four customers accounted for 21%, 15%, 12% and 10%, respectively, of Varian Semiconductor’s total revenue. In the second quarter of fiscal year 2007, revenue from three customers accounted for 21%, 11% and 11%, respectively, of Varian Semiconductor’s total revenue. During the first six months of fiscal year 2008, revenue from four customers accounted for 19%, 13%, 10% and 10%, respectively, of Varian Semiconductor’s total revenue. During the first six months of fiscal year 2007, revenue from one customer accounted for 17% of Varian Semiconductor’s total revenue.

As of March 28, 2008, three customers represented 17%, 13% and 10%, respectively, of the total accounts receivable balance. As of September 28, 2007, one customer accounted for 15% of the total accounts receivable balance.

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	U.S.	Europe	Japan	Taiwan	Korea	Other	Consolidated
	(Amounts in thousands)
Revenue — Three months ended:
March 28, 2008	$63,383	$12,507	$10,841	$98,075	$40,331	$30,201	$255,338
March 30, 2007	72,730	10,412	5,203	56,445	74,500	22,514	241,804

Revenue — Six months ended:
March 28, 2008	$114,220	$21,396	$31,806	$202,676	$86,592	$52,704	$509,394
March 30, 2007	121,309	31,473	35,209	102,390	118,902	58,144	467,427

Long-lived assets, net, as of:
March 28, 2008	$65,820	$480	$323	$584	$7,424	$415	$75,046
September 28, 2007	68,193	403	402	430	8,989	437	78,854

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

Varian Semiconductor’s effective income tax rate was a provision of 38.2% for the first six months of fiscal year 2008 and a provision of 31.8% for the same period in fiscal year 2007. The 2008 provision included a discrete net benefit of $1.2 million related to a Swiss net operating loss and other discrete items. The discrete income tax benefit received in the first six months of fiscal year 2008 reduced the effective tax rate by approximately 1 percentage point. For the same period of fiscal year 2007, Varian Semiconductor’s income tax expense included a discrete net benefit of $2.1 million related to the reinstatement of the research and development tax credit retroactive to January 1, 2006. The discrete income tax benefit recorded in the first six months of fiscal year 2007 reduced the effective tax rate by approximately 2 percentage points. The realignment of Varian Semiconductor’s entities has caused the tax rate to become more sensitive to the geographic distribution of profits. The increase in the effective rate in the first six months of fiscal 2008, exclusive of the benefits received, is primarily due to changes in the geographic distribution of forecasted income, lower forecasted profitability and the expiration of the research and development tax credit effective December 31, 2007. The rate is higher than the U.S. federal statutory rate principally due to tax charges to implement the new structure, which are expected to decrease over time, and an increase in reserves for unrecognized tax benefits. Future tax rates may vary from the historic rates depending on the worldwide composition of earnings and the continuing availability of income tax credits as well as the potential resolution of reserves for unrecognized tax benefits.

In the second quarter of fiscal year 2008, Varian Semiconductor’s forecast of international earnings declined significantly. Consequently, the current proportion of earnings in the U.S. became substantially higher than expected during the first quarter of fiscal year 2008. As a result, Varian Semiconductor’s current projected effective rate required an adjustment to the rate during the second quarter of fiscal year 2008. This adjustment to the rate, from 31.4% recorded in the first quarter of fiscal year 2008 to 38.2% in the second quarter of fiscal year 2008, resulted in an actual provision of 45.1% during the second quarter of 2008.

Varian Semiconductor adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on September 29, 2007. FIN 48

clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Upon adoption of FIN 48, Varian Semiconductor increased the liability for net unrecognized tax benefits by $1.7 million, and accounted for the increase as a cumulative effect of change in accounting principle that resulted in a reduction in retained earnings of $1.7 million at September 29, 2007. Varian Semiconductor also reclassified $4.0 million of current income taxes payable to long-term income taxes payable and $1.3 million of long-term income taxes payable to non-current deferred tax assets.

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

The increase in the reserve for unrecognized tax benefits during the first and second quarters of fiscal 2008, was $2.1 and $3.8 million, respectively, for positions taken in the current year. The total amount of unrecognized tax benefits was $42.9 as of December 28, 2007 and $46.7 million as of March 28, 2008. Of these amounts, the amounts that would impact the effective tax rate, if recognized, was $40.6 and $42.8 million respectively. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets, of which $0.9 as of December 28, 2007 and $2.5 million as of March 28, 2008 relate to state tax credits which are fully offset by a valuation allowance. Varian Semiconductor anticipates a ratable increase in unrecognized tax benefits during the remainder of the fiscal year ending October 3, 2008. Varian Semiconductor will reexamine the tax provision and the effect of estimated unrecognized tax benefits on its financial position at the end of each reporting period.

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various federal, state and foreign tax authorities, including the Internal Revenue Service. Varian Semiconductor is subject to audit by the Internal Revenue Service and various state and foreign authorities for the fiscal years 2003 through 2007. The Internal Revenue Service is currently examining certain refund claims, primarily related to the extraterritorial income exclusion, filed by Varian Semiconductor for fiscal years 2000 through 2004. The favorable resolution of these claims could result in a benefit to the tax provision in the range of $0 to $5.8 million. It is reasonably possible that agreement on these claims may be reached within the next twelve months. Final agreement could reduce the amount of unrecognized tax benefits by approximately $5.8 million.

As of September 29, 2007, Varian Semiconductor had accrued $1.7 million of interest and penalties related to unrecognized tax benefits. As of December 28, 2007 and March 28, 2008, the total amount of accrued interest and penalties was $1.9 and $2.5 million respectively. Varian Semiconductor includes interest and penalties related to unrecognized tax benefits within its provision for income taxes.

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

In February 2008, the FASB adopted FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS No. 157 for one year for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Varian Semiconductor is currently evaluating the impact of the implementation of SFAS No. 157 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires enhanced disclosure requirements for derivative instruments and hedging activities including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for Varian Semiconductor’s fiscal year 2010. Varian Semiconductor is in the process of evaluating the impact of this statement on its financial statements.

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

Varian Semiconductor’s business is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. Varian Semiconductor’s business is also tied closely to its market share. Varian Semiconductor has increased its market share substantially in recent years. Most recently, overall market share grew from 43.1% in calendar year 2006 to 64.5% in calendar year 2007. Varian Semiconductor believes the semiconductor capital equipment business will continue to be volatile, largely due to fluctuations in the level of investment by memory manufacturers. As such, worldwide implanter sales are expected to decline in calendar year 2008. Thus, despite Varian Semiconductor’s recent gains in market share, its fiscal year 2008 revenue could be lower than its fiscal year 2007 revenue.

Most advanced devices below 90nm are produced on 300mm wafers. Memory manufacturers typically produce integrated circuits used for dynamic random access memory, or DRAM, which store and retrieve information, while logic manufacturers typically produce integrated circuits used to process data. Foundry manufacturers have the capability to produce both memory and logic wafers. Significant purchasing fluctuations by memory, logic and foundry manufacturers could lead to significant fluctuations in Varian Semiconductor’s revenues, even if the total ion implant market remains flat.

Market Share and Total Available Market. The table below shows Varian Semiconductor’s calendar year 2007 and 2006 market share, as reported by Gartner Dataquest in April 2008 and April 2007, respectively. Market share estimates are calculated on a subset of revenue, and information reported by Gartner Dataquest may not be consistent on a company by company basis. The table below also shows the total available market for ion implanter sales in calendar years 2007 and 2006, also reported by Gartner Dataquest in April 2008 and April 2007, respectively. The total available market represents an estimated worldwide total revenue for ion implanters sold by all companies which sell ion implanters during each of the calendar years.

	Market Share Calendar Year Ended		Total Available Market Calendar Year Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
By market
Medium current	56.6%	52.8%	$454	$414
High current	77.8%	45.8%	672	720
High energy	12.8%	17.4%	147	230
Ultra high dose	100.0%	na	64	na

Overall	64.5%	43.1%	$1,337	$1,364

Market share and total available market research data is also published by VLSI Research Inc. In April 2008, VLSI Research Inc. reported that Varian Semiconductor’s overall market share was 64% and that the total available market was $1.3 billion for calendar year 2007.

Varian Semiconductor’s twenty-two point increase in market share in calendar year 2007 led to increased revenues during 2007 compared to 2006. Varian Semiconductor’s increase in high current market share is a result of the industry shift to single wafer implanters at advanced technology nodes (65nm and below). Varian Semiconductor began developing single wafer high current tools in 1994 and is currently the industry leader. The increase in medium current market share is primarily related to Varian Semiconductor’s market share growth in Taiwan. The decrease in high energy market share is primarily related to customer mix in the total available market for high energy tools. Varian Semiconductor’s position in the newly designated ultra high-dose market has resulted from the success of its new plasma doping tool known as the VIIsta PLAD, which is currently used primarily by memory manufacturers.

Critical Accounting Policies and Significant Accounting Estimates

Varian Semiconductor’s discussion and analysis of its financial condition and results of operations are based upon Varian Semiconductor’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or “GAAP”, in the U.S. The preparation of these consolidated financial statements requires Varian Semiconductor to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a continual basis, Varian Semiconductor evaluates its estimates, including those related to revenues, inventories, accounts receivable, long-lived assets, income taxes, warranty obligations, deferred revenue, post-retirement benefits, contingencies, stock-based compensation and foreign currencies. Varian Semiconductor’s critical accounting policies and estimates are described in Item 7 in the annual report on Form 10-K for the fiscal year ended September 28, 2007, filed with the SEC on November 21, 2007. Varian Semiconductor operates in a highly cyclical and competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, customer and supplier lead times, and geographic and macroeconomic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. Varian Semiconductor bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also the factors discussed in the section titled “Risk Factors” in Part II, Item 1A.

With the exception of the paragraphs below which discuss the impact of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), there were no significant changes in

Varian Semiconductor’s critical accounting policies and estimates during the six months ended March 28, 2008. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of the Annual Report on Form 10-K for the fiscal year ended September 28, 2007 for a more complete discussion of the critical accounting policies and estimates.

Income Tax Provision. On a quarterly basis, Varian Semiconductor provides for income taxes based upon an estimated annual effective income tax rate. The effective tax rate is highly dependent upon the geographic composition of worldwide earnings, tax regulations governing each region, availability of tax credits and the effectiveness of Varian Semiconductor’s tax planning strategies. Varian Semiconductor carefully monitors the changes in many factors and adjusts its effective income tax rate on a timely basis. If actual results differ from these estimates, this could have a material effect on Varian Semiconductor’s financial condition and results of operations.

In addition, the calculation of Varian Semiconductor’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, Varian Semiconductor recognizes liabilities for uncertain tax positions based on the two-step process prescribed within this interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Varian Semiconductor adopted FIN 48 on September 29, 2007. See Note 15, “Income Taxes” to the Consolidated Financial Statements for a detailed description.

Results of Operations

Revenue

The following table sets forth revenue by category for the three and six month periods ended March 28, 2008 and March 30, 2007:

	Fiscal Three Months Ended				Fiscal Six Months Ended
	March 28, 2008	March 30, 2007	Change	Percent Change	March 28, 2008	March 30, 2007	Change	Percent Change

	(Amounts in thousands)				(Amounts in thousands)
Revenue
Product	$234,962	$219,863	$15,099	6.9%	$470,472	$422,213	$48,259	11.4%
Service	20,347	19,695	652	3.3%	38,876	41,172	(2,296)	-5.6%
Royalty and license	29	2,246	(2,217)	-98.7%	46	4,042	(3,996)	-98.9%

Revenue	$255,338	$241,804	$13,534	5.6%	$509,394	$467,427	$41,967	9.0%

Revenue by territory:
Asia Pacific	$179,448	$158,662	$20,786	13.1%	$373,778	$314,645	$59,133	18.8%
North America	63,383	72,730	(9,347)	-12.9%	114,220	121,309	(7,089)	-5.8%
Europe	12,507	10,412	2,095	20.1%	21,396	31,473	(10,077)	-32.0%

Revenue	$255,338	$241,804	$13,534	5.6%	$509,394	$467,427	$41,967	9.0%

Product

During the second quarter and first six months of fiscal year 2008, product revenue was $235.0 million and $470.5 million, respectively, compared to $219.9 million and $422.2 million, respectively, for the same periods a year ago. The increase in product revenue in the second quarter of fiscal year 2008 as compared to the second quarter of fiscal year 2007 was primarily due to product and customer mix as the number of tools recognized in revenue was constant in both periods. Additionally, parts sales during the second quarter of fiscal year 2008 increased 20% compared to the same period a year ago due to a higher installed base along with higher fab utilization. The increase in product revenue in the first six months of fiscal year 2008 as compared to the first six months of fiscal year 2007 was primarily due to increased tool sales. On a unit basis, the number of tools recorded in revenue increased 4% for the first six months of fiscal year 2008 compared to the first six months of fiscal year 2007. This increase was primarily attributable to an increase in VIIsta PLAD sales. In addition, revenue from parts during the first six months of fiscal year 2008 increased 22% compared to the same period a year ago due to a higher installed base along with higher fab utilization. Upgrade sales were slightly lower in both the second quarter and first six months of fiscal year 2008 compared to the same periods a year ago mainly due to lower customer demand in the U.S.

Service

Service revenue during the second quarter and first six months of fiscal year 2008 was $20.3 million and $38.9 million, respectively, compared to $19.7 million and $41.2 million, respectively, for the same periods a year ago. The slight increase in service revenue in the second quarter of fiscal year 2008 as compared to the same period in fiscal year 2007 is related to higher paid service and installation revenue. The decrease in service revenue in the first six months of fiscal year 2008 as compared to the same period in fiscal year 2007 is primarily related to a decrease in the number of service contracts. Service contracts decreased due to a lower number of second year warranties and engineer-on-site contracts in Asia.

Royalty and License

Royalty revenue for both the second quarter and first six months of fiscal year 2008 was less than $0.1 million compared to $2.2 million and $4.0 million, respectively, for the same periods in fiscal year 2007 as most agreements have now expired.

Revenue by Territory

The Asia Pacific region accounts for a significant percentage of Varian Semiconductor’s revenues. Increases in revenue from this region for the second quarter and first six months of fiscal year 2008 as compared to the same periods in fiscal year 2007, are a result of the continued migration of worldwide semiconductor manufacturing to Asia.

Customers

During the second quarter of fiscal year 2008, revenue from four customers accounted for 21%, 15%, 12% and 10%, respectively, of Varian Semiconductor’s total revenue. In the second quarter of fiscal year 2007, revenue from three customers accounted for 21%, 11% and 11%, respectively, of Varian Semiconductor’s total revenue. During the first six months of fiscal year 2008, revenue from four customers accounted for 19%, 13%, 10% and 10%, respectively, of Varian Semiconductor’s total revenue. During the first six months of fiscal year 2007, revenue from one customer accounted for 17% of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given reporting period (see also “Risk Factors” in Part II Item 1A).

Shipment Mix

Varian Semiconductor’s tools are used by logic, memory and foundry manufacturers for integrated circuits. Logic manufacturers make chips that process information and are owned by the companies that design the chips. Memory manufacturers make chips that store information and they, too, are owned by the companies that design the chips. Foundry manufacturers are contractors that take chip designs from other companies and make the chips for them. Over the last several years the demand for memory chips has outstripped the demand for logic chips. As the demand for memory intensive applications such as cameras, phones, and MP3 players grows, it is expected that memory will continue to represent the bulk of chips made worldwide. The following table sets forth tool shipments by market, as a percent of total tool shipments, for the second quarter and first six months of fiscal years 2008 and 2007. Percentages are based on the number of tools shipped during the respective period.

	Fiscal Three Months Ended		Fiscal Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007

By market
Memory	65%	73%	74%	78%
Logic	35%	27%	26%	22%

Shipments	100%	100%	100%	100%

Cost of Product Revenue

Cost of product revenue was $121.5 million and gross margin was 48% for the second quarter of fiscal year 2008, compared to cost of product revenue of $118.0 million and gross margin of 46% for the second quarter of fiscal year 2007. For the first six months of fiscal year 2008, the cost of product revenue was $241.0 million and gross margin was 49%, compared to cost of product revenue of $229.5 million and gross margin of 46% for the first six months of fiscal year 2007.

More favorable product mix significantly contributed to higher gross margins in both the second quarter and first six months of fiscal year 2008 as compared to the same periods a year ago. In general, Varian Semiconductor’s newer products carry higher gross margins than its older ones and Varian Semiconductor has continued to successfully sell a greater proportion of these newer, higher value products. In both the second quarter and first six months of fiscal year 2008, the higher margins were partially offset by inventory charges related to product transitions and the reduction in the demand for legacy parts and less efficient factory operations due to lower anticipated production levels.

Cost of Service Revenue

Cost of service revenue was $12.6 million and gross margin was 38% for the second quarter of fiscal year 2008, compared to cost of service revenue of $13.0 million and gross margin of 34% for the second quarter of fiscal year 2007. Cost of service revenue was $24.9 million and gross margin was 36% for the first six months of fiscal year 2008, compared to a cost of service revenue of $26.6 million and gross margin of 35% for the first six months of fiscal year 2007. The primary reasons for the increase in gross margin in the second quarter and first six months of fiscal year 2008 versus the same periods a year ago are improved margins in service contract revenue and paid service.

Research and Development

Research and development expense for the second quarter and first six months of fiscal year 2008 was $28.5 million and $57.3 million, respectively, compared to $25.6 million and $49.8 million, respectively, for the same periods in fiscal year 2007. The increase in research and development spending is attributable to Varian Semiconductor’s rapid product development cycle, which aims to introduce new products every nine to twelve months and continuing efforts to improve productivity and technical development of its products. Additionally, Varian Semiconductor is actively investing in an effort to find new applications for its products. Varian Semiconductor focuses on maintaining its leadership position in the markets for medium current, high current and ultra high dose implanters, improving its position in the high energy business and continuing to invest in other new and next generation products.

Marketing, General and Administrative

Marketing, general and administrative expense for the second quarter and first six months of fiscal year 2008 was $32.8 million and $65.4 million, respectively, compared to $32.6 million and $63.0 million, respectively, for the same periods in fiscal year 2007. The increase in the second quarter of fiscal 2008 as compared to the same period in the prior year is primarily due to additional expenses associated with Varian Semiconductor’s realignment of its legal entities. The increase in the first six months of fiscal year 2008 as compared to the same period a year ago is also primarily due to the additional expenses associated with realignment of its legal entities along with increases in incentive compensation and additional infrastructure in Japan associated with increased business activity.

Interest Income and Interest Expense

During the second quarter and first six months of fiscal year 2008, Varian Semiconductor earned $2.2 million and $4.9 million in net interest income, respectively, compared to $5.8 million and $11.4 million, respectively for the same periods in fiscal year 2007. The decrease in net interest income for the first quarter and first six months of fiscal year 2008 was due to a decrease in average cash and investment balances, primarily attributable to the share repurchase program (See Notes 12 and 13 in the notes to the unaudited interim consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding comprehensive income and the share repurchase program).

Other Income (Expense), Net

Other income (expense), net, was less than $0.1 million in income for both the second quarter and first six months of fiscal year 2008, compared to less than $0.1 million in expense and $0.7 million in income, respectively, for the same periods of fiscal year 2007. Other income for the first quarter of fiscal year 2007 included $0.8 million for the reversal of a liability related to the expiration of the statute of limitations on a pre-spin liability.

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

Varian Semiconductor’s effective income tax rate was a provision of 38.2% for the first six months of fiscal year 2008 and a provision of 31.8% for the same period in fiscal year 2007. The 2008 provision included a discrete net benefit of $1.2 million related to a Swiss net operating loss and other discrete items. The discrete income tax benefit received in the first six months of fiscal year 2008 reduced the effective tax rate by approximately 1 percentage point. For the same period of fiscal year 2007, Varian Semiconductor’s income tax expense included a discrete net benefit of $2.1 million related to the reinstatement of the research and development tax credit retroactive to January 1, 2006. The discrete income tax benefit recorded in the first six months of fiscal year 2007 reduced the effective tax rate by approximately 2 percentage points. The realignment of Varian Semiconductor’s entities has caused the tax rate to become more sensitive to the geographic distribution of profits. The increase in the effective rate in the first six months of fiscal 2008, exclusive of the benefits received, is primarily due to changes in the geographic distribution of forecasted income, lower forecasted profitability and the expiration of the research and development tax credit effective December 31, 2007. The rate is higher than the U.S. federal statutory rate principally due to tax charges to implement the new structure, which are expected to decrease over time, and an increase in reserves for unrecognized tax benefits. Future tax rates may vary from the historic rates depending on the worldwide composition of earnings and the continuing availability of income tax credits as well as the potential resolution of reserves for unrecognized tax benefits.

In the second quarter of fiscal year 2008, Varian Semiconductor’s forecast of international earnings declined significantly. Consequently, the current proportion of earnings in the U.S. became substantially higher than expected during the first quarter of fiscal year 2008. As a result, Varian Semiconductor’s current projected effective rate required an adjustment to the rate during the second quarter of fiscal year 2008. This adjustment to the rate, from 31.4% recorded in the first quarter of fiscal year 2008 to 38.2% in the second quarter of fiscal year 2008, resulted in an actual provision of 45.1% during the second quarter of 2008.

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various federal, state and foreign tax authorities, including the Internal Revenue Service. Varian Semiconductor is subject to audit by the Internal Revenue Service and various state and foreign authorities for the fiscal years ended 2003 through 2007. The Internal Revenue Service is currently examining certain refund claims, primarily related to the extraterritorial income exclusion, filed by Varian Semiconductor for fiscal years ended 2000 through 2004. The favorable resolution of these claims could result in a benefit to the tax provision in the range of $0 to $5.8 million. It is reasonably possible that agreement on these claims may be reached within the next twelve months. Final agreement could reduce the amount of unrecognized tax benefits by approximately $5.8 million.

Net Income

As a result of the foregoing factors, in the second quarter and first six months of fiscal year 2008, Varian Semiconductor recorded net income of $34.1 million and $77.7 million, respectively, compared to net income of $38.4 million and $75.4 million for the same periods of fiscal year 2007. In the second quarter and first six months of fiscal year 2008, net income per diluted share was $0.45 and $1.02, respectively, compared to net income per diluted share of $0.46 and $0.90, respectively for the same periods of fiscal year 2007.

Liquidity and Capital Resources

Varian Semiconductor generated $58.3 million of cash from operations during the first six months of fiscal year 2008, compared to $28.6 million of cash generated from operations during the first six months of fiscal year 2007. Cash provided by operations in the first six months of fiscal year 2008 was primarily a result of net income of $77.7 million, plus non-cash expenses such as stock-based compensation of $10.8 million and depreciation and amortization of $8.4 million. Partially offsetting the increases to cash was an increase in accounts receivable of $47.9 million related to the timing of shipments and extended payment terms granted to key customers. Also contributing to cash from operations was a decrease in other current assets of $11.1 million, primarily related to a $10.8 million decrease in prepaid income taxes. Prepaid income taxes decreased due to an overpayment of U.S. federal income taxes at the end of the prior fiscal year which was reclassified to income taxes payable in the first three months of fiscal year 2008 to offset the fiscal year 2008 tax liability.

Cash provided by operations of $28.6 million in the first six months of fiscal year 2007 was primarily a result of net income of $75.4 million, plus non-cash expenses such as stock-based compensation of $10.4 million and depreciation and amortization of $7.0 million. Also contributing to cash from operations were increases in accounts payable and deferred revenue of $24.6 million and $14.3 million, respectively. These changes were partially offset by a $55.7 million increase in accounts receivable and a $45.1 million increase in inventories. The increase in accounts payable was mainly related to the timing of inventory receipts and payments throughout the second quarter of fiscal year 2007. The increase in deferred revenue was related to the timing of tool shipments within the quarter. The increase in accounts receivable was related to the volume of revenue recognized during the latter portion of the second quarter of fiscal year 2007. The increase in inventories was related to an increase in the manufacturing build schedule for the third quarter of fiscal year 2007.

Varian Semiconductor generated $45.9 million from investing activities during the first six months of fiscal year 2008 compared to $9.8 million in the first six months of fiscal year 2007. Varian Semiconductor received proceeds from sales and maturities of investments of $107.6 million during the period, partially offset by $57.2 million used for the purchase of investments during the first six months of fiscal year 2008, and $4.5 million used for the purchase of property, plant and equipment during the same period. Varian Semiconductor is using cash from investing activities to repurchase shares of its common stock. In the first six months of fiscal year 2007, Varian Semiconductor used $86.7 million of cash and cash equivalents for the purchase of investments and $5.7 million for the purchase of property, plant and equipment. This was offset by proceeds from sales and maturities of investments of $102.2 million during the first six months of fiscal year 2007.

During the first six months of fiscal year 2008, Varian Semiconductor used $99.1 million of cash for financing activities, primarily to repurchase shares of its common stock. This was partially offset by $3.8 million of cash received from the issuance of common stock upon the exercise of stock options. During the first six months of fiscal year 2007, Varian Semiconductor used $109.2 million of cash from financing activities, primarily to repurchase shares of its common stock. This was partially offset by $30.3 million of cash received from the issuance of common stock upon the exercise of stock options.

Varian Semiconductor’s Board of Directors amended the share repurchase program by increasing the amount of funds that may be expended in repurchasing common stock from $700 to $800 million as of April 21, 2008. The program does not have a fixed expiration date. In the first six months of fiscal year 2008, Varian Semiconductor repurchased 2.7 million shares at a weighted-average price per share of $38.94. In the first six months of fiscal year 2007, Varian Semiconductor repurchased 4.8 million shares at a weighted-average price per share of $29.99. As of April 25, 2008, Varian Semiconductor had $147.2 million remaining in its repurchase authorization.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash, cash equivalents and investments of $246.7 million at March 28, 2008 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments, environmental contingencies and cash requirements through at least the next twelve months.

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

Contractual Obligations

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of income. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of March 28, 2008 have not been included in the consolidated balance sheets and statements of income included under Item 1. Consolidated Financial Statements; however, they have been disclosed in the following table in order to provide a more complete picture of Varian Semiconductor’s financial position and liquidity.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Amounts in thousands)
Operating leases	$4,024	$2,369	$1,023	$529	$103
Purchase order commitments	69,476	69,405	71	—	—

Total commitments	$73,500	$71,774	$1,094	$529	$103

Varian Semiconductor adopted Financial Accounting Standards Board “FASB” Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, (“FIN 48”) on September 29, 2007. As of March 28, 2008, the non-current tax payable under FIN 48 was $38.4 million. Varian Semiconductor is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc. (“VAI”), now known as Varian Medical Systems, Inc. (“VMS”) (See Note 10. Commitments, Contingencies and Guarantees in the accompanying notes to the unaudited interim consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q). During the first six months of fiscal year 2008, Varian Semiconductor was charged by VMS $0.5 million in settlement of these obligations. During the first six months of fiscal year 2007, Varian Semiconductor was charged by VMS $0.4 million in settlement of these obligations.

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

In February 2008, the FASB adopted FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS No. 157 for one year for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Varian Semiconductor is currently evaluating the impact of the implementation of SFAS No. 157 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires enhanced disclosure requirements for derivative instruments and hedging activities including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for Varian Semiconductor’s fiscal year 2010. Varian Semiconductor is in the process of evaluating the impact of this statement on its financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

As a multinational company, Varian Semiconductor faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as Varian Semiconductor’s business practices evolve and could impact Varian Semiconductor’s financial results. However, based on the results of an annual test, a 10% change in the exchange rate of the U.S. dollar against other major currencies would not have a material effect on Varian Semiconductor’s results of operations. Historically, Varian Semiconductor’s primary exposures have resulted from non-U.S. dollar-denominated sales and purchases in Asia Pacific and Europe. Varian Semiconductor does not enter into forward exchange contracts for trading purposes. Varian Semiconductor’s forward exchange contracts generally range from one to twelve months in original maturity. Typically, no forward exchange contract exceeds one year in original maturity.

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange loss for the second quarter and first six months of fiscal year 2008 was $113 thousand and $167 thousand, respectively, compared to $8 thousand and $143 thousand, respectively, for the same periods a year ago.

Forward exchange contracts outstanding are summarized as follows (amounts in thousands):

	March 28, 2008			September 28, 2007
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Singapore Dollar	$3,383	1.39	$3,413	$4,609	1.52	$4,678
New Taiwan Dollar	682	30.49	690	2,093	32.93	2,100
Japanese Yen	—	—	—	557	115.21	556
Korean Won	1,164	989.50	1,166	218	913.35	216

Total foreign currency purchase contracts	$5,229		$5,269	$7,477		$7,550

Foreign currency sell contracts:
Japanese Yen	$23,295	104.73	$24,559	$24,186	114.91	$24,052
Korean Won	9,277	942.95	8,856	5,072	939.70	5,177
New Taiwan Dollar	338	30.80	345	—	—	—
Singapore Dollar	716	1.38	715	169	1.49	168
Israeli Shekel	704	3.60	724	311	4.13	319
Euro	—	—	—	1,077	0.73	1,112

Total foreign currency sell contracts	$34,330		$35,199	$30,815		$30,828

Total contracts	$39,559		$40,468	$38,292		$38,378

Varian Semiconductor uses derivative instruments to protect its foreign operations from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor hedges its current exposures and a portion of its anticipated foreign currency exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales, except for those in Japan, are primarily denominated in the U.S. dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of operations. There was an immaterial amount of ineffectiveness recognized during the three and six month periods ended March 28, 2008. There were seven forward foreign exchange sell contracts designated as hedges of product sales in Japanese Yen outstanding at March 28, 2008 totaling an equivalent of $22.5 million. In addition, there were four forward exchange purchase contracts totaling an equivalent of $14.5 million offsetting four of the seven forward sell contracts. At September 28, 2007, there were four forward foreign exchange sell contracts designated as hedges of anticipated product sales in Japanese Yen totaling an equivalent of $12.6 million. In addition, there were two forward foreign exchange purchase contracts totaling an equivalent of $6.5 million offsetting two of the four forward sell contracts.

There was an unrealized loss of $0.3 million on the seven forward Yen sell contracts as of March 28, 2008. There were approximately $0.1 million in net unrealized losses on forward Yen revenue contracts as of September 28, 2007. The fair value of forward exchange contracts generally reflects the estimated amounts that Varian Semiconductor would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of Varian Semiconductor’s exposure.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities, as none were in use at March 28, 2008. Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and investments. Varian Semiconductor maintains cash investments primarily in money market funds consisting of U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at March 28, 2008 and September 28, 2007 were $59.5 million and $84.5 million, respectively. At March 28, 2008 and September 28, 2007, Varian Semiconductor’s short-term investments were $57.0 million and $88.4 million, respectively, and consisted primarily of government agency and corporate bonds with ratings of AA or better. At March 28, 2008 and September 28, 2007, Varian Semiconductor’s long-term investments were $77.7 million and $96.2 million, respectively, and consisted primarily of government agency and corporate bonds with ratings of AA or better.

Commodity Price Risk

Varian Semiconductor is not exposed to material commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of March 28, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of March 28, 2008, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 28, 2008 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required by this Item is provided in Note 10. Commitments, Contingencies and Guarantees to the unaudited interim consolidated financial statements under Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

Varian Semiconductor customarily sells a relatively small number of systems within any period. Consequently, Varian Semiconductor’s revenue and financial results could be negatively impacted for a particular quarter if anticipated orders from even a few customers are not received in time to permit shipment and/or there are delays in customer acceptance of the product upon installation or future obligations included in the contract do not permit revenue to be recognized on current tool sales under generally accepted accounting principles (“GAAP”). Generally, Varian Semiconductor recognizes all or a portion of the revenue from a product upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectibility is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. Please refer to the full revenue recognition policy in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Critical Accounting Policies and Significant Judgments and Accounting Estimates section of Varian Semiconductor’s most recent Annual Report on Form 10-K. As a result, it is often difficult to determine the timing of product revenue recognition. In addition, Varian Semiconductor’s product order backlog at the beginning of each quarter may not include all systems needed to achieve expected revenues for that quarter. Because Varian Semiconductor may build systems according to forecast, the absence of a significant backlog for an extended period of time could adversely affect financial results.

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

As a global company, Varian Semiconductor’s effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. Varian Semiconductor is subject to income taxes in both the U.S. and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Varian Semiconductor’s effective tax rate could be adversely affected by changes in the distribution of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect profitability. For example, due to the global business realignment, the distribution of worldwide earnings has changed. Under audit, Varian Semiconductor could face significant challenges regarding the geographic composition of these earnings from one or more jurisdictions. In addition, Varian Semiconductor’s effective tax rate has benefited from the research and development (“R & D”) tax credit which expired on December 31, 2007. The forecasted effective tax rate for fiscal 2008 reflects this expiration. A retroactive extension of the credit may benefit the effective tax rate in future quarters. Further, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on Varian Semiconductor’s ability to generate future taxable income in the U.S. Varian Semiconductor is also subject to regular examination of its tax returns by the Internal Revenue Service and other taxing authorities. The IRS and other tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products, services, and the use of intangible assets. Varian Semiconductor could face significant future challenges on these transfer pricing issues in one or more jurisdictions. Varian Semiconductor regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although Varian Semiconductor believes that its tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in its historical income tax provisions and accruals.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Varian Semiconductor during the quarter ended March 28, 2008 of equity securities that are registered by Varian Semiconductor pursuant to Section 12 of the Securities Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
December 29, 2007 - January 25, 2008	342,795	$33.34	342,795	$88,521
January 26 - February 22, 2008	262,193	$33.40	262,193	$79,762
February 23 - March 28, 2008	610,420	$31.28	610,420	$60,667
Total: (3)	1,215,408	$32.32	1,215,408	$60,667

(1)	Varian Semiconductor repurchased an aggregate of 19,642,033 shares of its common stock through March 28, 2008 pursuant to the repurchase program that was first announced in October 2004.
(2)	At the beginning of the quarter ended March 28, 2008, Varian Semiconductor had an existing authorization to expend up to $700 million for the repurchase of common stock under the program. On April 21, 2008, Varian Semiconductor’s Board of Directors amended the repurchase program to increase the amount that may be expended in repurchasing its common stock from $700 million to $800 million. The program does not have a fixed expiration date.
(3)	In addition to the repurchases made during the quarter ended March 28, 2008, Varian Semiconductor repurchased 442,500 shares at total cost of $13.5 million between March 29, 2008 and April 25, 2008, the latest practicable date prior to the filing date of this quarterly report on Form 10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were submitted to a vote of the stockholders at the 2008 Annual Meeting of Stockholders of Varian Semiconductor held on February 4, 2008: (1) the election of one Class III Director for the ensuing three years; and (2) the ratification of PricewaterhouseCoopers LLP as Varian Semiconductor’s independent registered public accounting firm for the fiscal year ending October 3, 2008. The number of shares of common stock eligible to vote as of the record date of December 17, 2007 was 75,644,043 shares. Proposal 2 was not approved by the requisite vote of the stockholders. Set forth below is the number of votes cast for, against, or withheld, and the number of abstentions and broker non-votes.

Proposal 1 – To elect one Class III Director for a three-year term.

	For	Against	Withheld	Broker Non-Votes
Richard A. Aurelio	56,622,838	—	12,219,119	—

Each of the following directors who were not up for reelection at the Annual Meeting of Shareholders continues to serve as a director following the Annual Meeting of Shareholders: Messrs. Dickerson, Dutton, Chen and Schmal.

Proposal 2 – To ratify the selection of PricewaterhouseCoopers LLP as Varian Semiconductor’s independent registered public accounting firm for the fiscal year ending October 3, 2008.

For	Against	Abstain	Broker Non-Votes
33,351,543	35,330,186	160,228	—

The Sarbanes-Oxley Act vests in the Audit Committee of a public company the exclusive right to appoint the company’s independent registered public accounting firm. In November 2007, the Audit Committee selected PricewaterhouseCoopers LLP, which has served as Varian Semiconductor’s independent registered public accounting firm since April 1999, to continue as Varian Semiconductor’s independent registered public accounting firm for the fiscal year ending October 3, 2008. Although not required, Varian Semiconductor sought ratification of this selection at the 2008 annual meeting of stockholders in order to give stockholders an opportunity to express their views, and ratification was defeated by a vote of 51% against and 49% in favor. Because the stockholders did not ratify the selection of PricewaterhouseCoopers LLP as Varian Semiconductor’s independent registered public accounting firm for the fiscal year ending October 3, 2008, the Audit Committee reconsidered the selection. In its reconsideration, the Audit Committee took into account several factors, including the stockholder vote against ratification of PricewaterhouseCoopers LLP, the determination that PricewaterhouseCoopers LLP has maintained and continues to maintain its independence, the one-time nature of the fees related to the realignment of Varian Semiconductor’s legal entity structure paid to PricewaterhouseCoopers LLP during fiscal year 2007, the anticipated benefit to stockholders of the realignment, the credentials of PricewaterhouseCoopers LLP and the benefits of continuity from retaining an audit firm that is familiar with Varian Semiconductor. Based on these factors, in April 2008, the Audit Committee determined to retain PricewaterhouseCoopers LLP as Varian Semiconductor’s independent registered public accounting firm for the fiscal year ending October 3, 2008.

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
Date: May 6, 2008