Form 10-Q
period 2008-06-27
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2008-08-05
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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

Shares of common stock outstanding at July 25, 2008: 72,623,738

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 27, 2008	September 28, 2007
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$121,131	$109,514
Short-term investments	55,247	88,384
Accounts receivable, net	153,578	189,573
Inventories	165,941	170,293
Deferred income taxes	35,388	27,907
Other current assets	18,188	26,010

Total current assets	549,473	611,681

Long-term investments	76,719	96,153
Property, plant and equipment, net	69,246	73,980
Goodwill	12,280	12,280
Other assets	4,606	4,994

Total assets	$712,324	$799,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$545	$510
Accounts payable	30,959	49,863
Accrued expenses	41,652	50,478
Income taxes payable	16,917	4,811
Product warranty	9,711	12,183
Deferred revenue	37,255	54,742

Total current liabilities	137,039	172,587

Long-term accrued expenses and other liabilities	64,582	53,904
Deferred income taxes	3,685	3,858
Long-term debt	2,410	2,761

Total liabilities	207,716	233,110

Commitments, contingencies and guarantees (Note 11)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 93,349,120 shares issued and 71,633,290 outstanding at June 27, 2008; 92,716,665 shares issued and 75,752,315 outstanding at September 28, 2007	933	927
Capital in excess of par value	572,179	548,426
Less: Cost of 21,715,830 and 16,964,350 shares of common stock held in treasury at June 27, 2008 and September 28, 2007, respectively	(714,877)	(535,423)
Retained earnings	647,562	553,221
Accumulated other comprehensive loss	(1,189)	(1,173)

Total stockholders’ equity	504,608	565,978

Total liabilities and stockholders’ equity	$712,324	$799,088

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(Amounts in thousands, except per share data)
Revenue
Product	$159,283	$264,253	$629,755	$686,466
Service	23,307	21,940	62,183	63,112
Royalty and license	13	2,565	59	6,607

Total revenue	182,603	288,758	691,997	756,185

Cost of revenue
Product	80,694	139,736	321,740	369,240
Service	13,972	13,287	38,871	39,913

Total cost of revenue	94,666	153,023	360,611	409,153

Gross profit	87,937	135,735	331,386	347,032

Operating expenses
Research and development	27,187	26,267	84,469	76,046
Marketing, general and administrative	32,116	31,498	97,517	94,524
Restructuring	646	—	646	—

Total operating expenses	59,949	57,765	182,632	170,570

Operating income	27,988	77,970	148,754	176,462
Interest income	2,056	4,691	7,596	16,647
Interest expense	(283)	(191)	(960)	(728)
Other income (expense), net	179	(292)	272	401

Income before income taxes	29,940	82,178	155,662	192,782
Provision for income taxes	11,616	58,792	59,617	93,981

Net income	$18,324	$23,386	$96,045	$98,801

Weighted average shares outstanding—basic	72,606	79,052	73,881	81,392
Weighted average shares outstanding—diluted	73,879	81,116	75,339	83,297
Net income per share - basic	$0.25	$0.30	$1.30	$1.21
Net income per share - diluted	$0.25	$0.29	$1.27	$1.19

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Nine Months Ended
	June 27, 2008	June 29, 2007
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$96,045	$98,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,605	10,526
Amortization of investment premium	267	21
Deferred income taxes	(7,654)	(928)
Stock-based compensation	16,147	15,531
Tax benefit from stock-based compensation	2,458	11,904
Excess tax benefits from stock-based compensation	(2,293)	(8,597)
Changes in assets and liabilities:
Accounts receivable	39,248	(57,793)
Inventories	4,175	(67,109)
Other current assets	7,822	(1,786)
Accounts payable	(19,063)	8,549
Accrued expenses	13,478	26,257
Product warranty	(2,699)	2,382
Deferred revenue	(19,463)	46,072
Other	(735)	(661)

Net cash provided by operating activities	140,338	83,169

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,591)	(8,261)
Proceeds from sales of investments	7,578	22,194
Proceeds from maturities of investments	115,542	142,980
Purchase of investments	(70,596)	(88,831)

Net cash provided by investing activities	44,933	68,082

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of options and issuance of stock under the employee stock purchase plan	5,154	40,003
Excess tax benefits from stock-based compensation	2,293	8,597
Repurchase of common stock	(179,454)	(301,267)
Repayment of long-term debt	(316)	(346)

Net cash used in financing activities	(172,323)	(253,013)

Effects of exchange rates on cash	(1,331)	506

Net increase (decrease) in cash and cash equivalents	11,617	(101,256)
Cash and cash equivalents at beginning of period	109,514	258,891

Cash and cash equivalents at end of period	$121,131	$157,635

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

The accompanying unaudited interim consolidated financial statements have been prepared by Varian Semiconductor in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the instruction to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the annual report on Form 10-K filed by Varian Semiconductor with the SEC on November 21, 2007 for the fiscal year ended September 28, 2007. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three and nine months ended June 27, 2008 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

The effect of recording stock-based compensation for the three and nine months ended June 27, 2008 and June 29, 2007 was as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(Amounts in thousands except per share amounts)
Stock-based compensation expense by type of award:
Stock options	$2,662	$2,563	$7,209	$8,012
Restricted stock	2,323	2,344	7,970	6,770
Employee Stock Purchase Plan	348	231	968	749

Total stock-based compensation	5,333	5,138	16,147	15,531
Less: Tax effect on stock-based compensation	(2,234)	(4,252)	(6,468)	(7,571)

Net effect on income	$3,099	$886	$9,679	$7,960

Effect on earnings per share:
Basic	$0.04	$0.01	$0.13	$0.10
Diluted	$0.04	$0.01	$0.13	$0.10

Effect of stock-based compensation on income by line item:
Cost of product revenue	$264	$340	$746	$1,072
Cost of service revenue	255	297	763	842
Research and development expense	1,151	1,001	3,351	2,963
Marketing, general and administrative expense	3,663	3,500	11,287	10,654
Provision for income taxes	(2,234)	(4,252)	(6,468)	(7,571)

Total cost related to stock-based compensation	$3,099	$886	$9,679	$7,960

Varian Semiconductor estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. Varian Semiconductor has determined that a blended volatility, using Varian Semiconductor’s historical and implied volatility measures and a peer group implied volatility, best reflects expected volatility over the expected term of the option. Varian Semiconductor believes that the approach utilized to develop the underlying assumptions is appropriate in calculating the fair values of Varian Semiconductor’s stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. As of June 27, 2008, there were a total of 7,857,654 shares of common stock reserved for issuance under the 2006 Stock Incentive Plan.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Nine Months Ended
	June 27, 2008	June 29, 2007
Expected life (in years)	3.6	4.0
Expected volatility	45.8%	38.2%
Risk-free interest rate	3.1%	4.8%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$13.63	$11.03

The following table summarizes the stock option and restricted stock activity as of and for the nine months ended June 27, 2008:

	Stock Option Activity				Unvested Restricted Stock Activity
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value
			(In years)	(In thousands)
Outstanding at September 28, 2007	4,447,453	$20.36			1,074,513	$24.13
Granted	862,190	37.42			239,770	38.52
Options exercised	(217,517)	16.05
Vesting of restricted stock					(354,295)	22.90
Forfeited/expired/cancelled	(78,538)	28.75			(34,444)	23.55

Outstanding at June 27, 2008	5,013,588	23.35	4.5	$67,254	925,544	$28.35

Options vested and expected to vest at June 27, 2008	4,880,469	23.06	4.5	$66,667
Options exercisable at June 27, 2008	2,821,900	$16.88	3.5	$53,045

During the three months ended June 27, 2008, Varian Semiconductor awarded 2,500 restricted stock units and no restricted stock units were released. During the nine months ended June 27, 2008, Varian Semiconductor awarded 12,500 restricted stock units and 7,712 restricted stock units were released. The number of restricted stock units outstanding as of June 27, 2008 was 39,492.

As of June 27, 2008, the unrecognized compensation cost related to unvested stock options was $24.3 million before estimated forfeitures. This unrecognized balance will be recognized over an estimated weighted average amortization period of 2.8 years.

As of June 27, 2008, the unrecognized compensation cost related to unvested restricted stock was $24.5 million before estimated forfeitures. This unrecognized balance will be recognized over an estimated weighted average amortization period of 2.5 years.

The total intrinsic value of options exercised during the three and nine month periods ended June 27, 2008 was $1.4 million and $4.4 million, respectively. The total intrinsic value of options exercised during the three and nine month periods ended June 29, 2007 was $13.7 million and $38.6 million, respectively. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price.

The total fair value of restricted stock grants that vested during the three and nine month periods ended June 27, 2008 was $3.5 million and $13.7 million, respectively. The total fair value of restricted stock grants that vested during the three and nine month periods ended June 29, 2007 was $7.0 million and $10.4 million, respectively.

Employee Stock Purchase Plan

Employees of Varian Semiconductor, who elect to participate in the Employee Stock Purchase Plan (“ESPP”), are able to purchase common stock at the lower of 85% of the fair market value of Varian Semiconductor’s common stock on the first or last day of the applicable offering period. Typically, each offering period lasts six months. There were 52,931 shares purchased under the ESPP during the nine months ended June 27, 2008. As of June 27, 2008 there were a total of 993,610 shares of common stock reserved for issuance under the ESPP. The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Nine Months Ended
	June 27, 2008	June 29, 2007
Expected life (in years)	0.5	0.5
Expected volatility	57.3%	41.5%
Risk-free interest rate	3.3%	5.1%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$11.22	$8.20

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

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(Amounts in thousands, except per share data)
Numerator:
Net income	$18,324	$23,386	$96,045	$98,801

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	72,606	79,052	73,881	81,392
Effect of dilutive securities:
Stock options and restricted stock	1,273	2,064	1,458	1,905

Denominator for diluted net income per share	73,879	81,116	75,339	83,297

Net income per share - basic	$0.25	$0.30	$1.30	$1.21
Net income per share - diluted	$0.25	$0.29	$1.27	$1.19

For the three and nine month periods ended June 27, 2008, 1.2 million and 0.9 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share as the affect would be anti-dilutive. For the three and nine month periods ended June 29, 2007, 0.1 million and 0.5 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share as the affect would be anti-dilutive.

Note 4. Accounts Receivable

Accounts receivable consist of the following:

	June 27, 2008	September 28, 2007
	(Amounts in thousands)
Billed receivables	$154,217	$190,133
Allowance for doubtful accounts	(639)	(560)

Accounts receivable, net	$153,578	$189,573

Note 5. Inventories

The components of inventories are as follows:

	June 27, 2008	September 28, 2007
	(Amounts in thousands)
Raw materials and parts	$87,044	$81,330
Work in process	28,061	41,539
Finished goods	50,836	47,424

Total inventories	$165,941	$170,293

Note 6. Accrued Expenses

The components of accrued expenses are as follows:

	June 27, 2008	September 28, 2007
	(Amounts in thousands)
Accrued incentives	$12,901	$18,103
Accrued employee benefits	11,280	11,842
Accrued payroll	7,008	5,356
Accrued retirement benefits	2,352	5,121
Other	8,111	10,056

Total accrued expenses	$41,652	$50,478

Note 7. Long-Term Accrued Expenses and Other Long-Term Liabilities

There was $64.6 million in long-term accrued expenses and other long-term liabilities at June 27, 2008. Included in this amount was $38.9 million for long-term tax liabilities. There was $53.9 million in long-term accrued expenses and other long-term liabilities at September 28, 2007, including $28.5 million for long-term tax liabilities. In addition, post-employment liabilities, environmental and other costs not expected to be expended within the next year are included in long-term accrued expenses and other long-term liabilities. The current portion is recorded within accrued expenses.

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

Product warranty activity for the first three and nine months of fiscal years 2008 and 2007 was as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(Amounts in thousands)		(Amounts in thousands)
Beginning product warranty balance	$12,199	$11,032	$12,979	$9,813
Accruals for warranties issued during the period	2,635	4,702	9,419	11,790
Adjustments to pre-existing warranties	(752)	(235)	(563)	(704)
Fulfillments during the period	(3,643)	(3,299)	(11,396)	(8,699)

Ending product warranty balance	$10,439	$12,200	$10,439	$12,200

Current portion of product warranty	$9,711	$11,385
Long-term portion of product warranty	728	815

Total product warranty liability	$10,439	$12,200

Note 9. Deferred Revenue

The components of deferred revenue are as follows:

	June 27, 2008	September 28, 2007
	(Amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$20,577	$40,415
Extended warranties	16,160	15,007
Maintenance and service contracts	6,678	7,341
Other deferred revenue	756	635

Total deferred revenue	$44,171	$63,398

Current portion of deferred revenue	$37,255	$54,742
Long-term portion of deferred revenue	6,916	8,656

Total deferred revenue	$44,171	$63,398

Note 10. Notes Payable

On May 23, 2008, Varian Semiconductor entered into a credit agreement with a financial institution providing for borrowings of a maximum principal amount of up to $100 million under an unsecured revolving credit facility. Amounts may be borrowed, repaid and reborrowed from time to time during the five year commitment period ending May 23, 2013. Borrowings will bear interest at a rate per annum equal to either: (1) the greater of (a) the prime rate and (b) the federal funds rate plus 0.50%; or (2) the sum of (a) LIBOR, with certain adjustments and (b) an “applicable rate,” defined in the credit agreement as a percentage spread based on Varian Semiconductor’s leverage ratio.

The credit agreement contains events of default and covenants. The credit facility is intended to provide ongoing working capital and cash for acquisitions, stock repurchases, capital expenditures and other general corporate purposes. As of June 27, 2008, there were no outstanding borrowings under the credit agreement.

Note 11. Commitments, Contingencies and Guarantees

As permitted under Delaware law, Varian Semiconductor has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at the request of Varian

Semiconductor. The term of the indemnification period is upon the later of (i) ten years after the person has ceased being an officer or director of Varian Semiconductor, or (ii) the termination of all pending or threatened actions, suits, proceedings, or investigations. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited; however, Varian Semiconductor has a Director and Officer insurance policy that limits its exposure and enables Varian Semiconductor to recover a portion of any future amounts paid. As a result of Varian Semiconductor’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of June 27, 2008.

Varian Semiconductor enters into indemnification agreements in the normal course of business. Pursuant to these agreements, Varian Semiconductor indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Varian Semiconductor customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to Varian Semiconductor products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements may be unlimited. Management believes the estimated fair value of these agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of June 27, 2008.

Varian Semiconductor also indemnifies certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Varian Semiconductor’s products and services or resulting from the acts or omissions of Varian Semiconductor, its employees, officers, authorized agents or subcontractors. Varian Semiconductor has general and umbrella insurance policies that limit its exposure under these indemnification obligations and guarantees. As a result of Varian Semiconductor’s insurance policy coverage, Varian Semiconductor believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of June 27, 2008.

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

Varian Semiconductor also enters into purchase order commitments in the normal course of business. As of June 27, 2008, Varian Semiconductor had approximately $48.3 million of purchase order commitments with various suppliers.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.1 million in estimated environmental investigation and remediation costs for these sites and facilities as of June 27, 2008. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.1 million as of June 27, 2008, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.1 million as of June 27, 2008 previously described.

As of June 27, 2008, Varian Semiconductor’s environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, totaled $5.2 million, of which $0.6 million is classified as current.

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

Varian Semiconductor evaluates its liability for environmental-related investigation and remediation in light of the liability and financial strength of potentially responsible parties and insurance companies where Varian Semiconductor believes that it has rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. VMS receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of Varian Semiconductor’s past and future environmental-related expenditures. Accordingly, Varian Semiconductor has recorded a receivable for $1.0 million at each of June 27, 2008 and September 28, 2007 which was included in “Other assets” in the Consolidated Balance Sheets. Varian Semiconductor believes that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has in the past paid the claims that VMS has made.

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

Varian Semiconductor’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts for which critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly by comparing the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income (“OCI”). Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of income. There was an immaterial amount of ineffectiveness recognized during the three and nine month periods ended June 27, 2008. OCI associated with hedges of sales denominated in foreign currencies is reclassified to revenue upon recognition in income of the underlying hedged exposure. The unrealized gain included in OCI associated with hedges of foreign currency denominated sales during the quarter ended June 27, 2008 was $0.3 million. There was no unrealized gain or loss included in OCI associated with hedges of foreign currency denominated sales during the quarter ended September 28, 2007.

Note 13. Comprehensive Income

The following table reconciles net income to comprehensive income for the third quarter and first nine months of fiscal years 2008 and 2007:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(Amounts in thousands)		(Amounts in thousands)
Net income	$18,324	$23,386	$96,045	$98,801
Other comprehensive income (loss), net of (benefit) taxes:
Unrealized gain on cash flow hedging instruments	312	200	512	579
Reclassification adjustment for realized gains (losses) on cash flow hedging instruments included in net income	65	—	(316)	(693)
Unrealized gain (loss) on investments	(298)	(69)	(97)	610
Reclassification adjustment for realized (gains) losses on investments included in net income	(16)	2	(115)	25

Other comprehensive income (loss)	$63	$133	$(16)	$521

Comprehensive income	$18,387	$23,519	$96,029	$99,322

Note 14. Share Repurchase Program

On April 21, 2008, the Board of Directors voted to increase the amount of funds that may be expended in repurchasing Varian Semiconductor’s common stock from $700 million to $800 million. The program does not have a fixed expiration date.

Share repurchases under this program during the third quarter and first nine months of fiscal years 2008 and 2007 were as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	Dollars in thousands, except per share amounts
Number of shares of common stock repurchased	2,073,797	3,917,094	4,751,480	8,709,015
Total cost of repurchase	$75,092	$157,465	$179,454	$301,266
Average price paid per share	$36.18	$40.18	$37.74	$34.57

Varian Semiconductor has repurchased an aggregate of 21,715,830 shares of its common stock through June 27, 2008 pursuant to this repurchase program since its inception in October 2004. As of June 27, 2008, there was a total of $85.6 million remaining under this repurchase program.

Note 15. Operating Segments and Geographic Information

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

Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In the third quarter of fiscal year 2008, revenue from two customers each accounted for 18% of Varian Semiconductor’s total revenue. In the third quarter of fiscal year 2007, revenue from three customers accounted for 17%, 16% and 13%, respectively, of Varian Semiconductor’s total revenue. During the first nine months of fiscal year 2008, revenue from three customers accounted for 18%, 11% and 11% respectively, of Varian Semiconductor’s total revenue. During the first nine months of fiscal year 2007, revenue from one customer accounted for 17% of Varian Semiconductor’s total revenue.

As of June 27, 2008 two customers represented 19% and 12% respectively, of the total accounts receivable balance. As of September 28, 2007, one customer accounted for 15% of the total accounts receivable balance.

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	U.S.	Europe	Japan	Taiwan	Korea	Singapore	Other	Consolidated
	(Amounts in thousands)
Revenue – Three months ended:
June 27, 2008	$37,672	$21,822	$12,798	$34,789	$41,847	$29,498	$4,177	$182,603
June 29, 2007	47,096	9,279	13,366	89,482	63,338	8,835	57,362	288,758

Revenue – Nine months ended:
June 27, 2008	$151,600	$43,510	$44,604	$237,465	$128,439	$46,405	$39,974	$691,997
June 29, 2007	168,405	40,752	48,575	191,872	182,240	34,612	89,729	756,185

Long-lived assets, net, as of:
June 27, 2008	$64,997	$431	$314	$567	$7,173	$240	$130	$73,852
September 28, 2007	68,193	403	402	430	8,989	269	168	78,854

Note 16. Income Taxes

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

Varian Semiconductor’s effective income tax rate was a provision of 38.3% for the first nine months of fiscal year 2008 and a provision of 48.7% for the same period in fiscal year 2007. The 2008 provision included a discrete net benefit of $2.1 million related to a Swiss net operating loss and favorable tax return adjustments, offset by FIN 48 interest accrual, various charges related to the legal realignment, and other discrete items. The discrete income tax benefit received in the first nine months of fiscal year 2008 reduced the effective tax rate by approximately 1.4 percentage points. For the same period of fiscal year 2007, Varian Semiconductor’s income tax expense included tax charges related to the realignment and a discrete net benefit of $2.2 million related primarily to the reinstatement of the research and development tax credit retroactive to January 1, 2006. The discrete income tax benefit recorded in the first nine months of fiscal year 2007 reduced the effective tax rate by approximately 1.2 percentage points. The realignment of Varian Semiconductor’s entities has caused the tax rate to become more sensitive to the geographic distribution of profits. The 2007 provision was impacted by ongoing tax charges related to Varian Semiconductor’s announcement in June 2007 that it has begun implementing a plan to improve the alignment of its legal entity structure. The effective tax rate in both fiscal year 2008 and fiscal year 2007 is higher than the U.S. federal statutory rate principally due to tax charges to implement the new structure, which are expected to decrease over time, and an increase in reserves for unrecognized tax benefits. Future tax rates may vary from the historic rates depending on the worldwide composition of earnings and the continuing availability of income tax credits as well as the potential resolution of reserves for unrecognized tax benefits.

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

The net increase in the reserve for unrecognized tax benefits during the first nine months of fiscal 2008 was $8.2 million for positions taken in the current year. Of this amount, approximately $2.3 million represents the increase for the third quarter of fiscal year 2008. As of June 27, 2008, the total amount of unrecognized tax benefits was $49 million, of which $44.7 million would impact the effective tax rate, if recognized. The difference between the total mount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets, $2.9 million of which relate to state tax credits which are fully offset by a valuation allowance. Varian Semiconductor anticipates a ratable increase in unrecognized tax benefits during the remainder of the fiscal year ending October 3, 2008. Varian Semiconductor will reexamine the tax provision and the effect of estimated unrecognized tax benefits on its financial position at the end of each reporting period.

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various federal, state and foreign tax authorities, including the Internal Revenue Service (“IRS”). Varian Semiconductor is subject to audit by the IRS and various state and foreign authorities for the fiscal years 2003 through 2007. The IRS recently concluded an examination of certain refund claims, primarily related to the extraterritorial income exclusion, filed by Varian Semiconductor for fiscal years 2000 through 2004. The IRS issued a notice of disallowance relating to a portion of these claims, and Varian Semiconductor filed a formal protest with the Appeals Office of the IRS. It is unlikely that agreement on these claims will be reached within the next twelve months. The favorable resolution of these claims could result in a benefit to the tax provision in the range of $0 to $5.8 million. Final agreement could reduce the amount of unrecognized tax benefits by approximately $5.8 million.

Varian Semiconductor is awaiting a final ruling from the Swiss tax authorities. If granted, the ruling will result in a tax holiday and other tax incentives which may benefit Varian Semiconductor’s effective tax rate over the long term. Although Varian Semiconductor anticipates realizing a lower future tax rate from this incentive, receipt of the ruling will cause a discrete income tax charge of approximately $1.1 million in the period received to write down the deferred tax asset related to the initial Swiss losses. These losses were initially benefited at the statutory rate and a charge will be necessary to write them down to the incentive rate. If made, this charge will also result in a change to the projected effective tax rate for the full year. Furthermore, Varian Semiconductor is finalizing an in-depth study of its research and development credit for fiscal years 2005 and 2006, and intends to file amended refund claims for the incremental credit. A favorable discrete income tax benefit may be recorded in the period the study is complete and the benefit, if any, can be estimated.

As of September 29, 2007, Varian Semiconductor had accrued $1.7 million of interest and penalties related to unrecognized tax benefits. As of June 27, 2008, the total amount of accrued interest and penalties was $2.8 million. Varian Semiconductor includes interest and penalties related to unrecognized tax benefits within its provision for income taxes.

Note 17. Recent Accounting Pronouncements

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –

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

Overview

Varian Semiconductor is the leading supplier of ion implantation equipment used in the fabrication of semiconductor chips. Varian Semiconductor designs, manufactures, markets and services semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the world. The VIISta ion implanter products are designed to leverage single wafer processing technology for the full range of semiconductor implant applications. Varian Semiconductor has shipped more than 4,000 systems worldwide.

Varian Semiconductor provides support, training, and after-market products and services that help its customers obtain high utilization and productivity, reduce operating costs, and extend capital productivity of investments through multiple product generations. In fiscal year 2008, Varian Semiconductor was ranked number one in customer satisfaction in VLSI Research Inc.’s customer survey for all large suppliers of wafer processing equipment, an honor received in eleven of the past twelve years.

Varian Semiconductor’s business is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. Varian Semiconductor’s business is also tied closely to its market share. Varian Semiconductor has increased its market share substantially in recent years. Most recently, overall market share grew from 43.1% in calendar year 2006 to 64.5% in calendar year 2007. Historically, Varian Semiconductor’s business has experienced significant volatility. Varian Semiconductor believes the semiconductor capital equipment business will continue to be volatile, largely due to fluctuations in the level of investment by memory manufacturers. As a result of changes in customers’ capital spending plans, Varian Semiconductor now anticipates that fiscal year 2008 revenue will be lower than fiscal year 2007 revenue.

Most advanced devices below 90nm are produced on 300mm wafers. Memory manufacturers typically produce integrated circuits used for flash and dynamic random access memory, or DRAM, which store and retrieve information, while logic manufacturers typically produce integrated circuits used to process data. Foundry manufacturers have the capability to produce both memory and logic wafers. Significant purchasing fluctuations by memory, logic and foundry manufacturers could lead to significant fluctuations in Varian Semiconductor’s revenues, even if the total ion implant market does not change.

Market Share and Total Available Market. The table below shows Varian Semiconductor’s calendar year 2007 and 2006 market share, as reported by Gartner Dataquest in April 2008 and April 2007, respectively. Market share estimates are calculated on a subset of revenue, and information reported by Gartner Dataquest may not be consistent on a company by company basis. The table below also shows the total available market for ion implanter sales in calendar years 2007 and 2006, also reported by Gartner Dataquest in April 2008 and April 2007, respectively. The total available market represents estimated worldwide total revenue for ion implanters sold by all companies which sell ion implanters during each of the calendar years.

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

Varian Semiconductor’s twenty-one point increase in market share in calendar year 2007 led to increased revenues during 2007 compared to 2006. Varian Semiconductor’s increase in high current market share is a result of the industry shift to single wafer implanters at advanced technology nodes (65nm and below). Varian Semiconductor began developing single wafer high current tools in 1994 and is currently the industry leader. The increase in medium current market share is primarily related to Varian Semiconductor’s market share growth in Taiwan. The decrease in high energy market share is primarily related to customer mix in the total available market for high energy tools. Varian Semiconductor’s position in the newly designated ultra high-dose market has resulted from the success of its new plasma doping tool known as the VIISta PLAD, which is currently used by memory manufacturers.

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

With the exception of the paragraphs below which discuss the impact of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), there were no significant changes in Varian Semiconductor’s critical accounting policies and estimates during the nine months ended June 27, 2008. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of the Annual Report on Form 10-K for the fiscal year ended September 28, 2007 for a more complete discussion of the critical accounting policies and estimates.

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

Varian Semiconductor adopted FIN 48 on September 29, 2007. See Note 16, “Income Taxes” to the Consolidated Financial Statements for a detailed description.

Results of Operations

Revenue

The following table sets forth revenue by category for the three and nine month periods ended June 27, 2008 and June 29, 2007:

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	June 27, 2008	June 29, 2007	Change	Percent Change	June 27, 2008	June 29, 2007	Change	Percent Change
Revenue	(Amounts in thousands)				(Amounts in thousands)
Product	$159,283	$264,253	$(104,970)	-39.7%	$629,755	$686,466	$(56,711)	-8.3%
Service	23,307	21,940	1,367	6.2%	62,183	63,112	(929)	-1.5%
Royalty and license	13	2,565	(2,552)	-99.5%	59	6,607	(6,548)	-99.1%

Revenue	$182,603	$288,758	$(106,155)	-36.8%	$691,997	$756,185	$(64,188)	-8.5%

Revenue by territory:
Asia Pacific	$123,109	$232,383	$(109,274)	-47.0%	$496,887	$547,028	$(50,141)	-9.2%
North America	37,672	47,096	(9,424)	-20.0%	151,600	168,405	(16,805)	-10.0%
Europe	21,822	9,279	12,543	135.2%	43,510	40,752	2,758	6.8%

Revenue	$182,603	$288,758	$(106,155)	-36.8%	$691,997	$756,185	$(64,188)	-8.5%

Product

During the third quarter and first nine months of fiscal year 2008, product revenue was $159.3 million and $629.8 million, respectively, compared to $264.3 million and $686.5 million, respectively, for the same periods a year ago. The decrease in product revenue in the third quarter of fiscal year 2008 as compared to the third quarter of fiscal year 2007 was primarily on account of decreased tools sales due to excess capacity of memory devices. On a unit basis, the number of tools recorded in revenue decreased 56% in the third quarter of fiscal year 2008 compared to the same period a year ago. Parts sales during the third quarter of fiscal year 2008 increased 10% compared to the same period a year ago due to a higher installed base. Upgrade sales were 18% higher in the third quarter of fiscal year 2008 compared to the same period in fiscal year 2007 on account of higher sales of productivity upgrades to customers in the Asia Pacific region.

The decrease in product revenue in the first nine months of fiscal year 2008 as compared to the first nine months of fiscal year 2007 was primarily due to decreased tool sales due to overcapacity in the memory markets. On a unit basis, the number of tools recorded in revenue decreased 20% for the first nine months of fiscal year 2008 compared to the first nine months of fiscal year 2007. Conversely, revenue from parts during the first nine months of fiscal year 2008 increased 18% compared to the same period a year ago, primarily due to a higher installed base. Upgrade sales were 5% lower in the first nine months of fiscal year 2008 compared to the same period a year ago mainly due to lower sales to customers in the Asia Pacific region.

Service

Service revenue during the third quarter and first nine months of fiscal year 2008 was $23.3 million and $62.2 million, respectively, compared to $21.9 million and $63.1 million, respectively, for the same periods a year ago. The slight increase in service revenue in the third quarter of fiscal year 2008 as compared to the same period in fiscal year 2007 is related to higher paid service and installation revenue. The slight decrease in service revenue in the first nine months of fiscal year 2008 as compared to the same period in fiscal year 2007 is primarily related to fewer contracts in the Asia Pacific region.

Royalty and License

Royalty revenue for both the third quarter and first nine months of fiscal year 2008 was less than $0.1 million compared to $2.6 million and $6.6 million, respectively, for the same periods in fiscal year 2007 as most royalty generating agreements have now expired.

Revenue by Territory

The Asia Pacific region accounts for a significant percentage of Varian Semiconductor’s revenues. Decreases in revenue from this region for the third quarter and first nine months of fiscal year 2008 as compared to the same periods in fiscal year 2007, are primarily due to the overcapacity in the memory markets.

Customers

During the third quarter of fiscal year 2008, revenue from two customers each accounted 18% of Varian Semiconductor’s total revenue. In the third quarter of fiscal year 2007, revenue from three customers accounted for 17%, 16% and 13%, respectively, of Varian Semiconductor’s total revenue. During the first nine months of fiscal year 2008, revenue from three customers accounted for 18%, 11% and 11%, respectively, of Varian Semiconductor’s total revenue. During the first nine months of fiscal year 2007, revenue from one customer accounted for 17% of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given reporting period (see also “Risk Factors” in Part II Item 1A).

Shipment Mix

Varian Semiconductor’s tools are used by logic, memory and foundry manufacturers for integrated circuits. Logic manufacturers make chips that process information and are owned by the companies that design the chips. Memory manufacturers make chips that store information and they, too, are owned by the companies that design the chips. Foundry manufacturers are contractors that take chip designs from other companies and make the chips for them. Over the last several years the demand for memory chips has outstripped the demand for logic chips due to the growth in memory intensive applications such as cameras, phones, and MP3 players. Excess capacity of memory devices is expected to lead to significant decreases in tools purchases from memory manufacturers in the calendar year 2008 compared to calendar year 2007. The following table sets forth tool shipments by market, as a percent of total tool shipments, for the third quarter and first nine months of fiscal years 2008 and 2007. Percentages are based on the number of tools shipped during the respective period.

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
By market
Memory	7%	75%	71%	76%
Logic	43%	25%	29%	24%

Shipments	100%	100%	100%	100%

Cost of Product Revenue

Cost of product revenue was $80.7 million and gross margin was 49%for the third quarter of fiscal year 2008, compared to cost of product revenue of $139.7 million and gross margin of 47% for the third quarter of fiscal year 2007. For the first nine months of fiscal year 2008, the cost of product revenue was $321.7 million and gross margin was 49%, compared to cost of product revenue of $369.2 million and gross margin of 46% for the first nine months of fiscal year 2007. In general, Varian Semiconductor’s newer products carry higher gross margins than its older ones and Varian Semiconductor has continued to successfully sell a greater proportion of these newer, higher value products. A greater proportion of parts and upgrade sales contributed to higher gross margins in both the third quarter and first nine months of fiscal year 2008 as compared to the same periods a year ago. In addition, during the third quarter of fiscal year 2008, Varian Semiconductor fulfilled and recognized revenue related to certain customer commitments which contributed almost one percentage point to gross margin. In both the third quarter and first nine months of fiscal year 2008, the higher margins were partially offset by inventory charges related to product transitions and reduction in the demand for legacy parts and less efficient factory operations due to lower anticipated production levels.

Cost of Service Revenue

Cost of service revenue was $14.0 million and gross margin was 40% for the third quarter of fiscal year 2008, compared to cost of service revenue of $13.3 million and gross margin of 39% for the third quarter of fiscal year 2007. Cost of service revenue was $38.9 million and gross margin was 37% for the first nine months of fiscal year 2008, compared to a cost of service revenue of $39.9 million and gross margin of 37% for the first nine months of fiscal year 2007. The primary reason for the slight increase in gross margin in the third quarter of fiscal year 2008 versus the same period a year ago was improved margins in service contract revenue.

Research and Development

Research and development expense for the third quarter and first nine months of fiscal year 2008 was $27.2 million and $84.5 million, respectively, compared to $26.3 million and $76.0 million, respectively, for the same periods in fiscal year 2007. The increase in research and development spending is attributable to Varian Semiconductor’s rapid product development cycle, which aims to introduce new products every nine to twelve months and continuing efforts to improve productivity and technical development of its products. Additionally, Varian Semiconductor is actively investing in an effort to find new applications for its products. Varian Semiconductor focuses on maintaining its leadership position in the markets for medium current, high current and ultra high dose implanters, improving its position in the high energy business and continuing to invest in other new and next generation products.

Marketing, General and Administrative

Marketing, general and administrative expense for the third quarter and first nine months of fiscal year 2008 was $32.2 million and $97.6 million, respectively, compared to $31.5 million and $94.5 million, respectively, for the same periods in fiscal year 2007. In general, higher personnel expenses have contributed to the increases in Marketing, General and Administrative expenses for both the third quarter and first nine months of fiscal year 2008. In addition, during both the third quarter and first nine months of fiscal year 2008, marketing expenses have increased due to Varian Semiconductor’s increased focus on process support with its customers. During the first nine months of fiscal year 2008, a reduction in evaluation tool expense partially offset the additional process support expense.

Restructuring

During the third quarter of fiscal year 2008, VSEA incurred a restructuring charge in connection with cost reduction initiatives implemented in response to an industry downturn. The restructuring charge, part of an ongoing benefit, totaled $0.6 million. It related to a reduction of headcount of approximately 30 people and was primarily severance related.

Interest Income and Interest Expense

During the third quarter and first nine months of fiscal year 2008, Varian Semiconductor earned $1.8 million and $6.6 million in net interest income, respectively, compared to $4.5 million and $16.0 million, respectively for the same periods in fiscal year 2007. The decrease in net interest income for the third quarter and first nine months of fiscal year 2008 was due to a decrease in average cash and investment balances, primarily attributable to the share repurchase program (See Notes 13 and 14 in the notes to the unaudited interim consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding comprehensive income and the share repurchase program).

Other Income (Expense), Net

Other income (expense), net, was $0.2 million and $0.3 million in income for both the third quarter and first nine months of fiscal year 2008, compared to $0.3 million in expense and $0.4 million in income, respectively, for the same periods of fiscal year 2007. Other income for the first quarter of fiscal year 2007 included $0.8 million for the reversal of a liability related to the expiration of the statute of limitations on a pre-spin liability.

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

Varian Semiconductor’s effective income tax rate was a provision of 38.3% for the first nine months of fiscal year 2008 and a provision of 48.7% for the same period in fiscal year 2007. The 2008 provision included a discrete net benefit of $2.1 million related to a Swiss net operating loss and favorable tax return adjustments, offset by FIN 48 interest accrual, various charges related to the legal realignment, and other discrete items. The discrete income tax benefit received in the first nine months of fiscal year 2008 reduced the effective tax rate by approximately 1.4 percentage points. For the same period of fiscal year 2007, Varian Semiconductor’s income tax expense included tax charges related to the realignment and a discrete net benefit of $2.2 million related primarily to the reinstatement of the research and development tax credit retroactive to January 1, 2006. The discrete income tax benefit recorded in the first nine months of fiscal year 2007 reduced the effective tax rate by approximately 1.2 percentage points. The realignment of Varian Semiconductor’s entities has caused the tax rate to become more sensitive to the geographic distribution of profits. The 2007 provision was impacted by ongoing tax charges related to Varian Semiconductor’s announcement in June 2007 that it had begun implementing a plan to improve the alignment of its legal entity structure. The effective rate in both fiscal year 2008 and fiscal year 2007 is higher than the U.S. federal statutory rate principally due to tax charges to implement the new structure, which are expected to decrease over time, and an increase in reserves for unrecognized tax benefits. Future tax rates may vary from the historic rates depending on the worldwide composition of earnings and the continuing availability of income tax credits as well as the potential resolution of reserves for unrecognized tax benefits.

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various federal, state and foreign tax authorities, including the IRS. Varian Semiconductor is subject to audit by the IRS and various state and foreign authorities for the fiscal years 2003 through 2007. The IRS recently concluded an examination of certain refund claims, primarily related to the extraterritorial income exclusion, filed by Varian Semiconductor for fiscal years 2000 through 2004. The IRS issued a notice of disallowance relating to a portion of these claims, and Varian Semiconductor filed a formal protest with the Appeals Office of the IRS. It is unlikely that agreement on these claims will be reached within the next twelve months. The favorable resolution of these claims could result in a benefit to the tax provision in the range of $0 to $5.8 million. Final agreement could reduce the amount of unrecognized tax benefits by approximately $5.8 million.

Varian Semiconductor is awaiting a final ruling from the Swiss tax authorities. If granted, the ruling will result in a tax holiday and other tax incentives which may benefit Varian Semiconductor’s effective tax rate over the long term. Although Varian Semiconductor anticipates realizing a lower future tax rate from this incentive, receipt of the ruling will cause a discrete income tax charge of approximately $1.1 million in the period received to write down the deferred tax asset related to the initial Swiss losses. These losses were initially benefited at the statutory rate and a charge will be necessary to write them down to the incentive rate. If made, this charge will also result in a change to the projected effective tax rate for the full year. Furthermore, Varian Semiconductor is finalizing an in-depth study of its research and development credit for fiscal years 2005 and 2006, and intends to file amended refund claims for the incremental credit. A favorable discrete income tax benefit may be recorded in the period the study is complete and the benefit, if any, can be estimated.

Net Income

As a result of the foregoing factors, in the third quarter and first nine months of fiscal year 2008, Varian Semiconductor recorded net income of $18.3 million and $96.0 million, respectively, compared to net income of $23.4 million and $98.8 million for the same periods of fiscal year 2007. In the third quarter and first nine months of fiscal year 2008, net income per diluted share was $0.25 and $1.27, respectively, compared to net income per diluted share of $0.29 and $1.19, respectively for the same periods of fiscal year 2007.

Liquidity and Capital Resources

Varian Semiconductor generated $140.3 million of cash from operations during the first nine months of fiscal year 2008, compared to $83.2 million of cash generated from operations during the first nine months of fiscal year 2007. Cash provided by operations in the first nine months of fiscal year 2008 was primarily a result of net income of $96.0 million, plus non-cash expenses such as stock-based compensation of $16.1 million and depreciation and amortization of $12.6 million. Also contributing to cash from operations was a decrease in accounts receivable of $39.2 million on account of lower sales volume. The increase in cash was partially offset by decrease in accounts payable of $19.1 million, primarily driven by lower material receipts and a decrease of $19.5 million in deferred revenue. Deferred revenue decreased due to lower sales volume and fully deferred tools at the end of fiscal year 2007 that have been recognized into revenue during fiscal year 2008.

Cash provided by operations of $83.2 million in the first nine months of fiscal year 2007 was primarily a result of net income of $98.8 million, plus non-cash expenses such as stock-based compensation of $15.5 million and depreciation and amortization of $10.5 million. Also contributing to cash from operations were increases in accounts payable and deferred revenue of $8.5 million and $46.1 million, respectively. These changes were partially offset by a $57.8 million increase in accounts receivable and a $67.1 million increase in inventories. The increase in accounts payable was mainly related to the timing of inventory receipts and payments throughout the third quarter of fiscal year 2007. The increase in deferred revenue was related to the timing of tool shipments within the quarter. The increase in accounts receivable was related to the volume of revenue recognized during the latter portion of the third quarter of fiscal year 2007. The increase in inventories was related to an increase in the manufacturing build schedule for the third quarter of fiscal year 2007.

Varian Semiconductor generated $44.9 million from investing activities during the first nine months of fiscal year 2008 compared to $68.1 million in the first nine months of fiscal year 2007. Varian Semiconductor received proceeds from sales and maturities of investments of $7.6 million and $115.5 million, respectively, during the period, partially offset by $70.6 million used for the purchase of investments during the first nine months of fiscal year 2008, and $7.6 million used for the purchase of property, plant and equipment during the same period. Varian Semiconductor is using cash from investing activities to repurchase shares of its common stock. In the first nine months of fiscal year 2007, Varian Semiconductor used $88.8 million of cash and cash equivalents for the purchase of investments and $8.3 million for the purchase of property, plant and equipment. This was offset by proceeds from sales and maturities of investments of $22.2 million and $143.0 million, respectively, during the first nine months of fiscal year 2007.

During the first nine months of fiscal year 2008, Varian Semiconductor used $172.3 million of cash for financing activities, primarily to repurchase shares of its common stock. This was partially offset by $5.2 million of cash received from the issuance of common stock upon the exercise of stock options. During the first nine months of fiscal year 2007, Varian Semiconductor used $253.0 million of cash from financing activities, primarily to repurchase shares of its common stock. This was partially offset by $40.0 million of cash received from the issuance of common stock upon the exercise of stock options.

Varian Semiconductor’s Board of Directors amended the share repurchase program by increasing the amount of funds that may be expended in repurchasing common stock from $700 to $800 million as of April 21, 2008. The program does not have a fixed expiration date. In the first nine months of fiscal year 2008, Varian Semiconductor repurchased 4.8 million shares at a weighted-average price per share of $37.74. In the first nine months of fiscal year 2007, Varian Semiconductor repurchased 8.7 million shares at a weighted-average price per share of $34.57. As of July 25, 2008, Varian Semiconductor had $85.6 million remaining in its repurchase authorization.

On May 23, 2008, Varian Semiconductor entered into a credit agreement with a financial institution providing for borrowings of a maximum principal amount of up to $100 million under an unsecured revolving credit facility. The credit facility is intended to provide ongoing working capital and cash for acquisitions, stock repurchases, capital expenditures and other general corporate purposes. As of June 27, 2008, there were no outstanding borrowings. See Note 10, “Notes Payable” to the Consolidated Financial Statements for a detailed description.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash, cash equivalents and investments of $253.1 million at June 27, 2008 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments, environmental contingencies and cash requirements through at least the next twelve months.

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

Contractual Obligations

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of income. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of June 27, 2008 have not been included in the consolidated balance sheets and statements of income included under Item 1. Consolidated Financial Statements; however, they have been disclosed in the following table in order to provide a more complete picture of Varian Semiconductor’s financial position and liquidity.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Amounts in thousands)
Operating leases	$3,608	$2,096	$960	$488	$64
Purchase order commitments	48,270	48,190	80	—	—

Total commitments	$51,878	$50,286	$1,040	$488	$64

Varian Semiconductor adopted Financial Accounting Standards Board “FASB” Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, (“FIN 48”) on September 29, 2007. As of June 27, 2008, the non-current tax payable under FIN 48 was $38.9 million. Varian Semiconductor is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc. (“VAI”), now known as Varian Medical Systems, Inc. (“VMS”) (See Note 11. Commitments, Contingencies and Guarantees in the accompanying notes to the unaudited interim consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q). During the first nine months of fiscal year 2008, Varian Semiconductor was charged by VMS $0.8 million in settlement of these obligations. During the first nine months of fiscal year 2007, Varian Semiconductor was charged by VMS $0.6 million in settlement of these obligations.

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

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange loss for the third quarter and first nine months of fiscal year 2008 was $97,000 and $264,000, respectively, compared to $104,000 and $247,000, respectively, for the same periods a year ago.

Forward exchange contracts outstanding are summarized as follows (amounts in thousands):

	June 27, 2008			September 28, 2007
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
Foreign currency purchase contracts:
Singapore Dollar	$3,821	1.36	$3,818	$4,609	1.52	$4,678
New Taiwan Dollar	1,231	30.34	1,229	2,093	32.93	2,100
Japanese Yen	176	108.01	176	557	115.21	556
Korean Won	—	—	—	218	913.35	216

Total foreign currency purchase contracts	$5,228		$5,223	$7,477		$7,550

Foreign currency sell contracts:
Japanese Yen	$10,862	105.60	$10,654	$24,186	114.91	$24,052
Korean Won	8,984	1,036.24	8,962	5,072	939.70	5,177
New Taiwan Dollar	3,990	30.43	3,996	—	—	—
Singapore Dollar	1,024	1.38	1,035	169	1.49	168
Israeli Shekel	1,276	3.29	1,242	311	4.13	319
Euro	774	0.64	779	1,077	0.73	1,112

Total foreign currency sell contracts	$26,910		$26,668	$30,815		$30,828

Total contracts	$32,138		$31,891	$38,292		$38,378

Varian Semiconductor uses derivative instruments to protect its foreign operations from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor hedges its current exposures and a portion of its anticipated foreign currency exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales, except for those in Japan, are primarily denominated in the U.S. dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of operations. There was an immaterial amount of ineffectiveness recognized during the three and nine month periods ended June 27, 2008. There were seven forward foreign exchange sell contracts designated as hedges of product sales in Japanese Yen outstanding at June 27, 2008 totaling an equivalent of $24.6 million. In addition, there was one forward exchange purchase contract totaling an equivalent of $2.9 million offsetting one of the seven forward sell contracts. At September 28, 2007, there were four forward foreign exchange sell contracts designated as hedges of anticipated product sales in Japanese Yen totaling an equivalent of $12.6 million. In addition, there were two forward foreign exchange purchase contracts totaling an equivalent of $6.5 million offsetting two of the four forward sell contracts.

There was a net unrealized gain of $0.3 million on the seven forward Yen sell contracts as of June 27, 2008. There were approximately $0.1 million in net unrealized losses on forward Yen revenue contracts as of September 28, 2007. The fair value of forward exchange contracts generally reflects the estimated amounts that Varian Semiconductor would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of Varian Semiconductor’s exposure.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities, as none were in use at June 27, 2008. Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and investments. Varian Semiconductor maintains cash investments primarily in money market funds consisting of U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at June 27, 2008 and September 28, 2007 were $75.5 million and $84.5 million, respectively. At June 27, 2008 and September 28, 2007, Varian Semiconductor’s short-term investments were $55.2 million and $88.4 million, respectively, and consisted primarily of government agency and corporate bonds with ratings of AA or better. At June 27, 2008 and September 28, 2007, Varian Semiconductor’s long-term investments were $75.7 million and $96.2 million, respectively, and consisted primarily of government agency and corporate bonds with ratings of AA or better.

Commodity Price Risk

Varian Semiconductor is not exposed to material commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of June 27, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of June 27, 2008, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 27, 2008 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

The following table provides information about purchases by Varian Semiconductor during the quarter ended June 27, 2008 of equity securities that are registered by Varian Semiconductor pursuant to Section 12 of the Securities Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
March 29, 2008 – April 25, 2008	442,500	$30.40	442,500	$147,216
April 26 – May 23, 2008	920,897	$38.14	920,897	$112,091
May 24 – June 27, 2008	710,400	$37.24	710,400	$85,637
Total: (3)	2,073,797	$36.18	2,073,797	$85,637

(1)	Varian Semiconductor repurchased an aggregate of 21,715,830 shares of its common stock through June 27, 2008 pursuant to the repurchase program that was first announced in October 2004.
(2)	At the beginning of the quarter ended June 27, 2008, Varian Semiconductor had an existing authorization to expend up to $700 million for the repurchase of common stock under the program. On April 21, 2008, Varian Semiconductor’s Board of Directors amended the repurchase program to increase the amount that may be expended in repurchasing its common stock from $700 million to $800 million. The program does not have a fixed expiration date.
(3)	Varian Semiconductor repurchased no shares between June 28, 2008 and July 25, 2008, the latest practicable date prior to the filing date of this quarterly report on Form 10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: August 5, 2008