Form 10-K
period 2008-10-03
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2008-11-26
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
☒	OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2008

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒      NO  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule12b-2).  Yes  ☐      No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of March 28, 2008 was $2,031,826,951.

The number of shares of the registrants’ common stock outstanding as of November 17, 2008 was 72,612,252 shares of $0.01 par value common stock.

An index of exhibits filed with this Form 10-K is located on page 46.

DOCUMENTS INCORPORATED BY REFERENCE:

Document Description	Part of Form 10-K into which incorporated
Portions of the Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held on February 5, 2009 to be filed with the Securities and Exchange Commission not later than 120 days after October 3, 2008.	Part III

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 3, 2008

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

Varian Semiconductor’s business is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. From 2005 to 2007, the total available market for ion implanters grew as memory manufacturers increased capacity to meet demand. During this time, Varian Semiconductor realized significant market share gains through a superior product portfolio. In 2008, the total available market for the entire capital equipment industry is expected to decrease by over 25% due to excess manufacturing capacity. It is expected that Varian Semiconductor will realize modest market share growth in 2008. Calendar year 2008 market share reports are expected to be released in April 2009.

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

The Industry

The semiconductor industry is essentially two different, but connected industries—microchip and capital equipment (“capex”). The microchip industry is where microprocessors, dynamic random access memory (“DRAM”), operational amplifiers and hundreds of other electronic circuits are created on small squares of silicon known as “chips” or “die”. The manufacturers of these circuits can be categorized as either logic, memory, foundry, analog or discrete. Logic, memory and foundry represent the bulk of the industry. Logic manufacturers design and make chips that process information. Memory manufacturers design and make chips that store information. Foundry manufacturers are contractors that take chip designs from other companies and make the chips for them. Over the last several years the demand for memory chips has outstripped the demand for logic chips. As the demand for memory-intensive applications such as cameras, phones and MP3 players grows, it is expected that memory will continue to represent the bulk of chips made worldwide.

The capex industry is where Varian Semiconductor participates. The capex industry is comprised of companies that manufacture equipment used in the production of microchips. The two segments of the capex industry are known as Front End of the Line (“FEOL”) and Back End of the Line (“BEOL”). In the FEOL, the various circuit components such as transistors, diodes, resistors and capacitors are formed. In the BEOL, the wires, or interconnect, that join all of the components together to form the circuit are created. Varian manufactures tools that form the circuit components in the FEOL. The entire semiconductor industry has grown so rapidly because it is continually able to provide more functionality for a lower cost. In order to achieve this dynamic and be successful, capex companies must innovate through aggressive research and development. The technology and applications that drive the entire industry are developed by the capex companies.

During the past five to ten years, however, the semiconductor capital equipment market has experienced a slowdown in growth as compared to historical levels. This is the result of improved productivity and efficiencies of capital equipment, the transition to larger 300mm (approximately 12 inch) wafers, the changing demand for next generation processing chips and the increasing technical difficulties with putting more and more transistors on a microchip.

Semiconductor manufacturing is highly competitive with each manufacturer seeking to provide products that consume the least amount of power, and have the lowest cost and fastest processing speed. Integrated circuit manufacturers generally rely on equipment suppliers for the timely development of equipment and processes to meet their rapidly changing and complex requirements. Today, a semiconductor fabrication factory, or “fab,” can cost over $3 billion. As the industry transitions to 32nm (32 billionths of a meter) devices, these costs are expected to increase.

The fabrication of integrated circuits requires a number of complex and repetitive processing steps, including deposition, photolithography, etch, metrology, anneal and ion implantation. Deposition is a process in which a film of either electrically insulating or electrically conductive material is deposited on the surface of a wafer. Photolithography is used to transfer a circuit pattern onto a light-sensitive material called photo-resist that, after development, can be used in turn to transfer the pattern onto the silicon surface. The etch process completes the transfer of the pattern into the various thin films used to make the integrated circuit. Metrology measures critical features and properties of the device to ensure correct fabrication. Anneal is used to incorporate implanted impurities into the silicon crystal matrix and make them electrically active. Ion implantation provides a means for introducing impurities into the silicon crystal, typically into selected areas defined by the photolithographic process. The selective implanting of ions into defined areas creates electrically conductive and non-conductive areas that form the transistors of the integrated circuits.

Semiconductor manufacturers have historically sought to increase the number of transistors on each microchip by “shrinking” device structures. Through this relentless miniaturization, microchips have chronologically increased their processing capability or memory storage capacity. This is accomplished by exploiting advancements in photolithography. Each new advancement in photolithography is described by the minimum resolvable geometry and is commonly referred to as a “device node.” State-of-the-art production is now accomplished at 45nm nodes with 32nm nodes currently in development at more technologically advanced fabs.

Improved productivity has been accomplished by transitioning to larger and larger silicon substrates, or wafers. From 25mm wafers used in the 1970’s to the current state-of-the-art wafer size at 300mm, each successive generation increases the number of microchips per wafer thereby increasing productivity. The use of a larger wafer generally requires a great deal of infrastructure changes in equipment and factory automation systems, so transitions only occur about every 10 years. The use of 200mm wafers in production began at the end of the 1980’s. The migration from 200mm to 300mm began at the end of the 1990’s. 300mm tool sales now represent the majority of all new tool sales.

To achieve higher yields, implant systems must be capable of repeating the original process on a consistent basis for all devices on the wafer and for every wafer. These characteristics are known in the industry as “uniformity” and “repeatability.” In addition, implant systems must process wafers without damaging the device structures or introducing device-damaging contamination, which is typically characterized by “cross contamination levels” and “particle defect adders.” In many cases, implant performance is measured directly from the electrical performance of actual devices or device test structures. This is called “electrical parametrics.” In production fabs, there are typically multiple ion implantation systems performing the same processes in order to meet the production demands of the fab. In order to allow the greatest flexibility, semiconductor manufacturers require that each system perform equally well on each device step. This characteristic is known as “tool-to-tool” matching. In advanced device production, semiconductor manufacturers will often adjust the implant processes to compensate for variability in processes upstream from the implanter, making the implanter’s accuracy another important attribute. Uniformity, repeatability, accuracy, cross contamination, defect adders, parametrics and tool-to-tool matching are all critical in achieving commercially acceptable yields.

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

Products

Varian Semiconductor designs, markets, manufactures and services ion implantation systems which are used to build the transistors that are the basis of integrated circuits. Ion implanters have the ability to implant selected elements into silicon wafers at precise locations and depths. Ion implanters create a beam of electrically charged particles called ions. Ions are created by taking elements like phosphorous or boron and removing an electron from the atomic structure. The charge on an ion allows the implanter to create a beam. The ion implanter embeds the ions into the silicon crystal structure, changing the electrical properties of the silicon. Implanted ions, or dopant, forms transistors which are a building block of all electronic circuits. Since these transistors are the starting point of all subsequent process steps, repeatability, uniformity and yield are extremely important.

The most advanced microchip fabrication factories (known as device fabs, or chip fabs) might have as many as 30 separate implant steps. An implant is characterized by the dose (amount of dopant) and the energy (depth that dopant goes into the silicon wafer). Varian Semiconductor provides four different single wafer implanter products which cover the full range of required applications in these implant sectors: high current—high dose, low energy; ultra high dose—very high dose, very low energy; medium current—low dose, medium energy; high energy—low dose, very high energy. There is some overlap of each implanter’s application coverage with the next. However, each implanter is designed to provide maximum productivity and yield within their respective application ranges.

Varian Semiconductor currently offers the following products:

Medium Current

Recognized as the industry benchmark for medium current performance and productivity, Varian Semiconductor’s single wafer VIISta 900XP series of ion implanters provide superior overall throughput, precision doping capability and unmatched contamination control. These systems excel at threshold voltage (“Vt”), channel, retrograde well, pocket, and halo implants. Varian Semiconductor’s other medium current systems include the VIISta 810HP and VIISta 810XE ion implanters. In addition, Varian Semiconductor continues to provide support for its older generation VIISta and legacy medium current ion implanters still in use by its customers.

The medium current sector has increased in size recently due to two factors. To achieve higher device speeds, chip designers often increase manufacturing process complexity by utilizing multiple transistor designs in the same integrated circuit. Multiple transistors require multiple implants, particularly the Vt implant. Additionally, energies are decreasing for all implant recipes as chips become more complex. This allows certain retrograde well implants to be processed on more productive, less expensive, medium current tools.

Medium current implanters are used in logic, memory and foundry manufacturers. In calendar year 2007, medium current represented about 34% of the total available market (“TAM”) for ion implant, or $454 million.

High Current

The high current VIISta HCS series of single wafer ion implanter provides the highest productivity and best contamination performance. In addition, these systems feature superior implant angle accuracy, beam steering correction and high-tilt angle capability—all of which are required for advanced device fabrication. The VIISta HCS has excellent process control capability for advanced ultra shallow junction applications, and can be used for source/drain, source/drain extension, gate doping, pre-amorphization, and materials modification applications. In addition, Varian Semiconductor continues to provide support for its older generation VIISta and legacy high current ion implanters still in use by its customers.

The high current sector is expected to grow relative to the overall implant market due to an increase in the number of implant steps needed to produce many advanced microchips. Due to the very low energies and high dose concentrations that are necessary for increased transistor speed and lower device power consumption, the productivity of high current systems tends to decline with advancing technology nodes, requiring more high current implanters. Varian Semiconductor was the first to introduce single wafer systems to this market sector through its VIISta platform.

High current implanters are used in logic, memory and foundry manufacturers. In calendar year 2007, high current represented about 50% of the TAM for ion implant, or $672 million.

High Energy

The high energy VIISta HE features True ZeroTM degree implant and low contamination. The Varian Semiconductor high energy portfolio’s True ZeroTM capability provides a distinct advantage for semiconductor manufacturers that need increased device packing density in high-performance devices. The VIISta HE has outstanding process accuracy, offers excellent productivity, uniformity, angle control and medium current back-up flexibility. Varian Semiconductor’s high energy products cover retrograde well, triple well, buried layers, and pocket applications. Varian Semiconductor continues to provide support for its legacy high energy ion implanters still in use by its customers.

High energy implanters are used in most wafer fabs, but predominantly by memory manufacturers. In calendar year 2007, high energy represented about 11% of the TAM for ion implant, or $147 million.

Ultra High Dose

Medium current, high current and high energy tools utilize a focused ion beam to achieve the desired dose and energy for particular implant specie. For ultra high dose applications, the VIISta PLAD tool uses an altogether different technology. A plasma, or ionized gas, of the desired specie is created in a chamber where the wafer is held to a platen. A pulsed DC voltage is applied to the wafer platen which draws ions to the wafer at an energy level proportional to the DC pulse. This approach creates very high dose rates at low energies and provides conformal doping capability where the dopant covers all the angled surface features of the wafer uniformly. Varian Semiconductor has implemented many advanced control features on VIISta PLAD such as closed loop dosimetry to ensure accurate dosing of the wafer. With throughput up to six times greater than traditional beamline or modified-source beamline technologies, the VIISta PLAD has become an attractive solution for new critical very low-energy, very high-dose applications, such as dual poly gate.

Ultra high dose systems are currently used only by memory manufacturers. As applications develop, Varian Semiconductor expects ultra high dose tools to be used in all types of wafer fab facilities. In calendar year 2007, ultra high dose represented about 5% of the TAM for ion implant, or $64 million. The ultra high dose sector is expected to continue to grow in 2008.

VIISta Platform

The VIISta 900XP, VIISta HCS, VIISta PLAD and VIISta HE are based on the same platform, thereby providing a high degree of commonality in subsystems and overall architecture. The VIISta platform provides customers with a great deal of flexibility in managing overall bay productivity, resulting in a reduction in customers’ time to first silicon, greater productivity across all applications, and an increase on their return on investment. Varian Semiconductor has shipped more than 990 VIISta systems. The VIISta platform of ion implanters is the only single wafer platform solution for all production applications. All of the VIISta products feature the Varian Control System (“VCS™”), the Varian Positioning Systems (“VPS™”), and the VIISta single wafer end-station. This high degree of commonality across the VIISta platform facilitates process matching throughout the system set, and provides flexibility in managing capacity, product mix changes, spare parts and training.

Customer Support and Services

Varian Semiconductor provides support services designed to maximize the productivity of its customers’ equipment and to increase uptime through the effective management of machine maintenance, parts inventory and product support. All of these services provide a direct link to Varian Semiconductor’s manufacturing facility and research centers.

Varian Semiconductor provides a wide range of programs, from a complete turnkey solution that supports the wafer fab’s ion implant performance, to economical service plans for those who require less support. These programs are customized to specific customer requirements, provide dedicated labor to maintain and troubleshoot the ion implanter, and make available on-call 24/7 service for around-the-clock support. Since 1984, Varian Semiconductor has been developing upgrades for the installed base that extends the life of the capital equipment. These upgrades provide its customers with benefits that are focused around increasing productivity and reducing cost-of-ownership. Specifically, the benefits are realized as enhancements to throughput, yield, uptime, maintenance and ergonomics improvements.

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

Through VEDoc™, an electronic documentation system, customers can easily access information about their Varian ion implanters. All assembly drawings, schematics, parts lists, maintenance and operation manuals, and video-illustrated maintenance procedures are available in a CD-ROM format.

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

Varian Semiconductor has historically sold at least half of its systems in any particular period to a relatively small number of customers, some of which include Chartered Semiconductor Manufacturing Ltd. (“Chartered”), Elpida Memory Inc. (“Elpida”), Hynix Semiconductor Inc. (“Hynix”), Hynix-Numonyx Semiconductor Ltd. (“Hynix-Numonyx”), Inotera Memories Inc. (“Inotera”), Intel Corp. (“Intel”), International Business Machines Corp. (“IBM”), Micron Technology Inc. (“Micron”), Qimonda AG (“Qimonda”), Rexchip Electronics Corp. (“Rexchip”), Samsung Electronics Company Ltd. (“Samsung”), Taiwan Semiconductor Manufacturing Corp. Ltd. (“TSMC”), Tech Semiconductor Singapore Pte. Ltd. (“Tech Semi”), United Microelectronics Corp. (“UMC”), and Winbond Electronics Corp. (“Winbond”). Some of these customers have individually accounted for more than 10% of Varian Semiconductor’s total revenue in some periods. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future.

Revenue from Varian Semiconductor’s ten largest customers in fiscal years 2008, 2007 and 2006 accounted for approximately 74%, 72% and 63% of total revenue, respectively. In fiscal year 2008, revenue from two customers accounted for 16% and 13%, respectively, of Varian Semiconductor’s total revenue. In fiscal year 2007, revenue from one customer accounted for 17% of Varian Semiconductor’s total revenue. In fiscal year 2006, revenue from three customers accounted for 11%, 10% and 10%, respectively, of Varian Semiconductor’s total revenue.

None of Varian Semiconductor’s customers have entered into a long-term agreement requiring it to purchase Varian Semiconductor’s products. Although Varian Semiconductor’s largest customers have varied from year to year, the loss of a significant customer or a reduction in orders from any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could adversely affect Varian Semiconductor’s business, financial condition and results of operations. In addition, sales of Varian Semiconductor’s systems depend, significantly in part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fab facility, to introduce a new manufacturing process or to transfer a manufacturing process to a new fab facility, all of which typically involve a significant capital commitment. Due to these and other factors, Varian Semiconductor’s products typically have a lengthy sales cycle during which Varian Semiconductor may expend substantial funds and management effort.

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

Varian Semiconductor markets, sells, distributes and services its products directly. Varian Semiconductor has five sales and service offices located in the U.S., five in Europe and 26 in Asia Pacific, for a total of 36 worldwide. Varian Semiconductor’s sales, marketing and service engineers are linked through Varian Semiconductor’s information technology systems, allowing Varian Semiconductor to review bookings and sales forecasts globally against detailed account management plans.

International sales accounted for 78% of Varian Semiconductor’s total revenues in each of fiscal years 2008, 2007 and 2006, and more specifically, sales to Asia Pacific have accounted for 70%, 71% and 67% of total revenues in fiscal years 2008, 2007 and 2006, respectively. (Refer to the footnotes to the financial statements for additional information on the geographic distribution of revenues and long-lived assets.)

Varian Semiconductor’s business is generally not seasonal in nature, but it is cyclical based on the capital equipment investment expenditures of major semiconductor manufacturers. These expenditure patterns are based on many factors, including anticipated market demand for integrated circuits, the development of new technologies and global economic conditions.

Backlog

Varian Semiconductor had backlog of $133.8 million and $179.0 million at the end of fiscal years 2008 and 2007, respectively. Varian Semiconductor includes in its backlog only those orders for which it has accepted purchase orders and assigned system shipment dates within the following twelve months. Orders are typically subject to cancellation or rescheduling by customers. Due to possible changes in system delivery schedules, cancellation of orders and delays in systems shipments, Varian Semiconductor’s backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Manufacturing

Varian Semiconductor manufactures its products at its facility in Gloucester, Massachusetts. Varian Semiconductor benefits from the use of advanced manufacturing methods and technologies, including lean manufacturing and demand flow technology.

Varian Semiconductor purchases materials from multiple suppliers worldwide. Varian Semiconductor closely monitors overall demand and supply processes worldwide to ensure continuous availability. Additionally, long-lead agreements with suppliers are employed to provide a strategic safety stock at supplier locations.

Varian Semiconductor concentrates on product design characterization, high-level assembly and tests to reduce cycle time and improve its responsiveness in an inherently cyclical capital equipment market. Varian Semiconductor believes that outsourcing non-core competency assemblies enables it to minimize its fixed costs and capital expenditures, while also providing the flexibility to increase or decrease production capacity. Varian Semiconductor purchases materials and components that are either standard products or built to Varian Semiconductor’s specifications. This strategy also allows Varian Semiconductor to focus on product differentiation through system design and quality control. Varian Semiconductor’s manufactured subsystems incorporate advanced technologies in robotics, vacuum and microcomputers. Varian Semiconductor works closely with its suppliers to achieve mutual cost reductions through joint design efforts. Varian Semiconductor manufactures and tests selected components and systems in clean-room environments that are similar to the clean-rooms used by semiconductor manufacturers for wafer fabrication. This procedure is intended to reduce installation and production qualification times and the amount of particulates and other contaminants in the assembled system, which in turn improves yield and reduces downtime for the customer.

Quality efforts at Varian Semiconductor begin with product development. Varian Semiconductor uses three dimensional computer-aided design, finite element analysis and other computer-based modeling methods to engineer and validate new designs. Product design is tested throughout all stages of development and validated through use of a “phase-gate” product introduction process before the first production system is built. Concurrent engineering programs coupled with product transition strategies integrate new designs into manufacturing quickly and successfully.

Competition

The semiconductor capital equipment market is highly competitive and is characterized by a small number of large companies. The larger companies include Applied Materials, Tokyo Electron Limited, KLA-Tencor Corporation (“KLA-Tencor”), Nikon Corporation, Canon, Inc., Novellus Systems, Inc. (“Novellus”), Lam Research Corporation, and Hitachi High Technologies Corporation. Varian Semiconductor faces significant competition in the ion implantation market sector. Within ion implant, multiple implant suppliers participate in one or more implant sectors. Generally, for each system selection, Varian Semiconductor is competing with one or more major competitors. As reported by Gartner Dataquest for calendar year 2007, the revenue market share for ion implantation equipment was Varian Semiconductor 65%, Axcelis Technologies, Inc. (“Axcelis”) 12%, Applied Materials 3%, Sumitomo Eaton Nova Corporation 10%, Nissin Electric Company, Limited 9%, and Ulvac Technologies, Inc. 1%.

There are significant competitive factors in the ion implantation market that affect a company’s ability to succeed. Primary factors include the quality of strategic relationships with customers, the cost of ownership of the equipment, performance reliability of the equipment, the quality and cost of customer support, speed and cost-effectiveness of distribution and financial viability of the supplier. Secondary factors include, size of manufacturer, installed customer base and breadth of product line. Due to the constant innovation that has characterized semiconductor manufacturers, it is possible that the application needs and manufacturing technologies used by customers may change, significantly disrupting historical trends in the market. Varian Semiconductor believes it competes favorably in the ion implant business. To remain competitive, Varian Semiconductor recognizes it may require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in product and process research and development.

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

Expenditures by Varian Semiconductor for research and development during fiscal years 2008, 2007 and 2006 were $111.2 million, $104.0 million, and $90.6 million, respectively. Varian Semiconductor expects in future years that research and development expenditures will continue to represent a substantial percentage of operating expenses. In addition to developing new high current, ultra high dose and high energy products, Varian Semiconductor continues to focus on maintaining its leadership position in the market for medium current, high current and ultra high dose implanters, improving its position in the high energy business and continuing to invest in additional new and next generation products.

Patent and Other Proprietary Rights

Varian Semiconductor pursues a policy of seeking patent, copyright, trademark and trade secret protection in the U.S. and other countries for developments, improvements and inventions originating within its organization that are incorporated in Varian Semiconductor’s products or that fall within its fields of interest. As of November 17, 2008, Varian Semiconductor owned approximately 154 patents in the U.S., 126 patents in other countries, and had 640 patent applications on file with various patent agencies worldwide. Varian Semiconductor intends to file additional patent applications as appropriate.

Varian Semiconductor relies on a combination of patent, copyright, trademark, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title to protect its rights. Varian Semiconductor has trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for its products in the marketplace. Varian Semiconductor also has agreements with third parties that provide for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses. The termination of certain of such licenses could have a material adverse effect on Varian Semiconductor’s business.

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

Royalty-bearing license agreements produced revenue of $0.1 million in fiscal year 2008, $7.5 million in fiscal year 2007 and $9.5 million in fiscal year 2006. The last of the principal patents covered by these licenses expired on March 20, 2007.

Environmental Matters

For a discussion of environmental matters, see “Risk Factors,” in Item 1A and “Note 21. Commitments, Contingencies and Guarantees” in Item 15.

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

Employees

As of November 14, 2008, Varian Semiconductor had 1,545 full-time employees worldwide—1,111 in North America, 351 in Asia Pacific and 83 in Europe. None of Varian Semiconductor’s employees based in the U.S. are subject to collective bargaining agreements and Varian Semiconductor has never experienced a work stoppage, slowdown or strike. None of Varian Semiconductor’s employees is represented by a labor union and Varian Semiconductor considers its employee relations to be good.

Executive Officers of the Registrant

The current executive officers of Varian Semiconductor are listed below. Executive officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Name and Title	Age	Business Experience
Gary E. Dickerson Chief Executive Officer	51	Mr. Dickerson has served as Varian Semiconductor’s Chief Executive Officer and a Director of Varian Semiconductor since October 2004. Prior to joining Varian Semiconductor, Mr. Dickerson was President and Chief Operating Officer of KLA-Tencor from July 2002 to April 2004. From July 1999 to June 2002, he served as Chief Operating Officer of KLA-Tencor. Previously at KLA-Tencor, Mr. Dickerson was the Executive Vice President of the Customer Group from July 1997 to June 1999, Group Vice President for the Wafer Inspection Group from January 1996 to June 1997, and General Manager of the Wisard Division from July 1994 to December 1995.

Robert J. Halliday Executive Vice President and Chief Financial Officer	54	Mr. Halliday has served as Varian Semiconductor’s Executive Vice President and Chief Financial Officer since October 2006. From October 2004 to October 2006, he served as Executive Vice President, Treasurer and Chief Financial Officer. From November 2002 to October 2004, Mr. Halliday served as Varian Semiconductor’s Vice President, Treasurer and Chief Financial

Name and Title	Age	Business Experience
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

Robert J. Perlmutter, Ph.D. Executive Vice President, Implant Business Units	51	Dr. Perlmutter has served as Varian Semiconductor’s Executive Vice President of Implant Business Units since October 2006. Prior to joining Varian Semiconductor, Dr. Perlmutter was a Group Vice President of KLA-Tencor from July 2006 to October 2006. From October 2001 to June 2006, he served as Vice President and General Manager of KLA-Tencor’s WIN Division - responsible for the brightfield and darkfield patterned wafer inspection product lines. Previously at KLA-Tencor, Dr. Perlmutter was Vice President and General Manager of the Surfscan Division from October 1999 to October 2001. From September 1995 to September 1999, Dr. Perlmutter served as a Sr. Director and then, Vice President of Engineering for KLA-Tencor’s Reticle and Photomask Inspection Division.

Yong-Kil Kim, Ph.D. Executive Vice President, General Manager, Asia Pacific Operations, President of Varian Korea Ltd.	51	Dr. Kim has served as Varian Semiconductor’s Executive Vice President since October 2004. He has served as Varian Semiconductor’s Vice President and General Manager of its Asia Pacific Operations since May 2000 and President of Varian Korea, Limited since April 1999. From April 1997 to March 1999, he served as Executive Vice President of Varian Korea, Limited. From July 1994 to March 1997, he was Director of Sales and Marketing for the Asia Pacific Region. Dr. Kim joined Varian Associates, Inc. in August 1989 and held various managerial positions in Applications, Marketing and Sales. Previously, Dr. Kim worked for IBM’s T.J. Watson Research Center in Yorktown Heights, New York, from July 1988 to August 1989, and earlier at Massachusetts Institute of Technology in Cambridge, Massachusetts from 1983 to July 1988.

Gary J. Rosen, Ph.D. Vice President, Engineering	43	Dr. Rosen has served as Varian Semiconductor’s Vice President of Engineering since June 2005. Prior to joining Varian Semiconductor, Dr. Rosen was a Sr. Director and Deputy GM of Applied Material’s Common Platform Products Group from October 2001 to May 2005. From October 1994 to September 2001 he served in a variety of technical and management roles at Eaton Semiconductor Equipment Operations (now Axcelis) including Implanter Development Manager and High Current Engineering Manager.

Item 1A.	Risk Factors.

Recent deterioration in the global economy and credit markets may adversely affect Varian Semiconductor’s future results of operations.

Varian Semiconductor’s operations may be adversely affected by the recent deterioration in the global economy causing Varian Semiconductor’s customers to delay or cease spending on Varian Semiconductor’s products. The recent tightening of the credit markets may negatively impact Varian Semiconductor’s operations by affecting the solvency of Varian Semiconductor’s customers and key suppliers and the ability of Varian Semiconductor’s customers to obtain credit to finance purchases of Varian Semiconductor’s products. If the global economy and credit markets continue to deteriorate, Varian Semiconductor’s financial condition and results of operations could be adversely impacted.

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

From time to time within the same accounting period, Varian Semiconductor has sold significant percentages of its systems to its major customers, some of which include Chartered, Elpida, Hynix, Hynix-Numonyx, IBM, Inotera, Intel, Micron, Qimonda, Rexchip, Samsung, Tech Semi, TSMC, UMC and Winbond. During some quarters, some of these customers have individually accounted for more than 10% of Varian Semiconductor’s total revenue. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. Furthermore, Varian Semiconductor may have difficulty attracting additional large customers because its sales depend, in large part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. Once a semiconductor manufacturer has selected a particular supplier’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application. Consequently, Varian Semiconductor may experience difficulty in selling to a prospective customer if that customer initially selects a competitor’s capital equipment.

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

Varian Semiconductor customarily sells a relatively small number of systems within any period. Consequently, Varian Semiconductor’s revenue and financial results could be negatively impacted for a particular quarter if anticipated orders from even a few customers are not received in time to permit shipment and/or there are delays in customer acceptance of the product upon installation or future obligations included in the contract do not permit revenue to be recognized on current tool sales under generally accepted accounting principles (“GAAP”). Generally, Varian Semiconductor recognizes all or a portion of the revenue from a product upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectibility is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. [Please refer to the full revenue recognition policy in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Critical Accounting Policies and Significant Accounting Estimates section.] As a result, it is often difficult to determine the timing of product revenue recognition. In addition, Varian Semiconductor’s product order backlog at the beginning of each quarter may not include all systems needed to achieve expected revenues for that quarter. Because Varian Semiconductor may build systems according to forecast, the absence of a significant backlog for an extended period of time could adversely affect financial results.

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

Varian Semiconductor obtains some of the components and subassemblies included in its products from a limited group of suppliers, or in some cases, a single source supplier. The loss of any supplier (or the temporary inability of any supplier to meet Varian Semiconductor’s production requirements, including any single source supplier) would require obtaining one or more replacement suppliers and may also require devoting significant resources to product development to incorporate new parts from other sources into Varian Semiconductor’s products. The need to change suppliers or to alternate between suppliers might cause delays in delivery or significantly increase Varian Semiconductor’s costs. Although Varian Semiconductor has insurance to protect against loss due to business interruption from some sources as necessary, Varian Semiconductor cannot provide assurance that such coverage will be adequate or that it will remain available on commercially acceptable terms. Although Varian Semiconductor seeks to reduce its dependence on these limited source suppliers, disruption or loss of these sources could negatively impact its business and damage customer relationships.

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

Varian Semiconductor’s future success depends to a significant extent on the continued service of key managerial, technical and engineering personnel. Competition for such personnel is intense, particularly in the labor markets around Varian Semiconductor’s facilities in Massachusetts. The available pool of qualified candidates is limited and Varian Semiconductor may not be able to retain its key personnel or to attract, train, assimilate or retain other highly qualified engineers and technical and managerial personnel in the future. The loss of these persons or Varian Semiconductor’s inability to hire, train or retrain qualified personnel could harm Varian Semiconductor’s business and results of operations.

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

As a global company, Varian Semiconductor’s effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. Varian Semiconductor is subject to income taxes in both the U.S. and various foreign jurisdictions and significant judgment is required to determine worldwide tax liabilities. Varian Semiconductor’s effective tax rate could be adversely affected by changes in the distribution of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect profitability. For example, due to the global business realignment, the distribution of worldwide earnings has changed and has caused the tax rate to become more sensitive to the geographic distribution of profits. Under audit, Varian Semiconductor could face significant challenges regarding the geographic composition of these earnings from one or more jurisdictions. In addition, Varian Semiconductor’s effective tax rate has benefited from the research and development (“R & D”) tax credit which will expire on December 31, 2009. If the R & D credit is not extended, Varian Semiconductor’s tax liability may increase. Further, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on Varian Semiconductor’s ability to generate future taxable income in the U.S. Varian Semiconductor is also subject to regular examination of its tax returns by the Internal Revenue Service (IRS) and other taxing authorities. The IRS and other tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products, services, and the use of intangible assets. Varian Semiconductor could face significant future challenges on these transfer pricing issues in one or more jurisdictions. Varian Semiconductor regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although Varian Semiconductor believes that its tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in its historical income tax provisions and accruals.

Item 2.	Properties.

Varian Semiconductor’s headquarters and manufacturing facility is located in Gloucester, Massachusetts. In addition, Varian Semiconductor has five sales and service offices located in the U.S. and 31 located outside of the U.S., including offices in France, Germany, the Netherlands, Japan (nine), Korea (four), Taiwan (six), China (four), Switzerland (two), Singapore and Malaysia (two). These offices and facilities aggregate approximately 674 thousand square feet, of which 233 thousand square feet is leased. Since fiscal year 1994, the manufacturing facilities have been registered to the internationally recognized Quality Management System ISO 9001 standard. ISO 9001:2000 revised certification was obtained in fiscal year 2002. The most recent recertification obtained in August 2008 encompasses design, development, manufacture of ion implanters, including customer training and support.

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

The following table reflects Varian Semiconductor’s locations by geographic segment:

Location	Property Interest	Approx. Sq. Footage of Floor Space
North America	Own	377,000
North America	Lease	132,000
Korea	Own	64,000
Korea	Lease	5,000
Japan	Lease	25,000
Europe	Lease	20,000
Taiwan	Lease	30,000
Other	Lease	21,000

Total		674,000

Item 3.	Legal Proceedings.

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

No matters were submitted to a vote of security holders of Varian Semiconductor, through solicitation of proxies or otherwise, during the last quarter of fiscal year 2008.

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

Fiscal Year 2007	High	Low
First Quarter	$30.98	$23.52
Second Quarter	$36.51	$26.39
Third Quarter	$46.92	$35.45
Fourth Quarter	$58.17	$38.46

Fiscal Year 2008	High	Low
First Quarter	$55.00	$33.96
Second Quarter	$37.64	$27.34
Third Quarter	$41.16	$27.48
Fourth Quarter	$36.75	$21.70

The reported closing price of Varian Semiconductor’s common stock on The Nasdaq Global Select Market on October 3, 2008 was $21.70 per share. The number of stockholders of record on November 17, 2008 was 2,336.

Varian Semiconductor has never declared or paid cash dividends on its common stock and does not expect to pay any cash dividends on its common stock in the foreseeable future.

In October 2004, Varian Semiconductor’s Board of Directors authorized the repurchase, from time to time, of up to $100 million of Varian Semiconductor’s common stock on the open market. Subsequently, the Board of Directors voted on increases to the amount of funds that may be expended in repurchasing Varian Semiconductor’s common stock to a total of $800 million. The program does not have a fixed expiration date. During fiscal year 2008, Varian Semiconductor spent $179 million on the repurchase of 4,751,480 shares at a weighted-average price per share of $37.74.

Varian Semiconductor did not repurchase any shares during the quarter ended October 3, 2008 or between October 4, 2008 and November 17, 2008, the latest practicable date prior to the filing date.

See Item 12 of Part III of this Annual Report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

COMPARISON OF FIVE-YEAR CUMULATIVE STOCKHOLDERS’ RETURNS

PERFORMANCE GRAPH FOR VARIAN SEMICONDUCTOR

The comparative stock performance graph below compares the cumulative stockholder return on our common stock for the period from October 3, 2003 through October 3, 2008 with the cumulative total return on (1) the Nasdaq Global Select Market Composite and (2) the S&P North American Technology Semiconductor Index, which is a published industry index. The cumulative total return computations set forth in the performance graph assume the investment of $100 in our common stock, the Nasdaq Global Select Market Composite and the S&P North American Technology Semiconductor Index on October 3, 2003. The stock price performance shown on the graph and table below is not necessarily indicative of future price performance.

	Cumulative Total Return ($)
	($100 Initial Investment)
	10/3/2003	10/1/2004	9/30/2005	9/29/2006	9/28/2007	10/3/2008
Varian Semiconductor Equipment Associates Inc.	100.00	80.70	104.28	135.49	296.38	120.17
Nasdaq Global Select Market Composite	100.00	103.47	115.32	121.61	143.93	114.32
S&P North American Technology Semiconductor Index	100.00	89.88	106.44	110.23	121.24	66.78

Item 6.	Selected Financial Data.

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

	Fiscal Year
	2008[2]	2007[1,2]	2006[2,3]	2005[4]	2004
	(Amounts in millions, except per share amounts)
Consolidated Statements of Income Data:
Revenue	$834.1	$1,054.9	$730.7	$600.5	$530.1
Gross profit	$395.8	$488.9	$309.5	$268.7	$239.8
Provision for income taxes	$62.5	$134.5	$30.6	$32.4	$28.8
Net income	$98.4	$142.2	$94.7	$72.0	$61.1
Weighted average shares outstanding—basic	73.3	80.2	84.6	82.8	81.2
Weighted average shares outstanding—diluted	74.7	82.2	85.8	84.6	83.3
Net income per share—basic	$1.34	$1.77	$1.12	$0.87	$0.75
Net income per share—diluted	$1.32	$1.73	$1.10	$0.85	$0.73

Consolidated Balance Sheet Data:
Cash and cash equivalents	$139.7	$109.5	$258.9	$193.4	$218.6
Investments	$138.5	$184.5	$290.6	$280.6	$173.9
Total assets	$700.1	$799.1	$938.4	$862.8	$749.5
Working capital	$434.1	$439.1	$564.2	$640.5	$533.6
Long-term liabilities	$69.8	$60.5	$24.3	$25.5	$25.3
Total liabilities	$184.8	$233.1	$183.5	$173.7	$173.4
Stockholders’ equity	$515.3	$566.0	$755.0	$689.1	$576.1

(1)	Fiscal year 2007 includes a provision for income taxes of 49% due to Varian Semiconductor’s global realignment of its business structure.

(2)	In fiscal year 2006, Varian Semiconductor adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payment” (SFAS No. 123(R)), which resulted in $12.9 million net expense or $0.15 per diluted share in fiscal year 2006, $10.0 million net expense or $0.12 per diluted share in fiscal year 2007 and $13.6 million net expense or $0.18 per diluted share in fiscal year 2008.

(3)	Fiscal year 2006 results included a $9.0 million discrete income tax benefit and $1.6 million of related interest income, net income of $10.0 million after tax or $0.12 per diluted share in total, related to the completion of a routine tax examination by the U.S. Internal Revenue Service.

(4)	Fiscal year 2005 results included non-recurring pre-tax royalty revenue of $18.9 million and interest income of $5.7 million, net income of $17.0 million after tax or $0.20 per diluted share, relating to a settlement of a patent license agreement with Applied Materials.

QUARTERLY FINANCIAL DATA

(Unaudited)

Selected Quarterly Results of Operations

The following tables set forth unaudited quarterly condensed consolidated statements of income data for each of the eight fiscal quarters in the period ended October 3, 2008. The quarterly data should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Amounts in millions, except per share amounts)
Revenue	$254.1	$255.3	$182.6	$142.1	$834.1
Cost of revenue	131.9	134.1	94.6	77.7	438.3

Gross profit	122.2	121.2	88.0	64.4	395.8
Operating expenses	61.3	61.3	60.0	60.9	243.5

Operating income	60.9	59.9	28.0	3.5	152.3
Net interest and other income	2.8	2.1	1.9	1.8	8.6

Income before income taxes	63.7	62.0	29.9	5.3	160.9
Provision for income taxes	20.0	28.0	11.6	2.9	62.5

Net income	$43.7	$34.0	$18.3	$2.4	$98.4

Weighted average shares outstanding—basic	74.9	74.1	72.6	71.8	73.3
Weighted average shares outstanding—diluted	76.6	75.3	73.9	72.8	74.7
Net income per share—basic	$0.58	$0.46	$0.25	$0.03	$1.34
Net income per share—diluted	$0.57	$0.45	$0.25	$0.03	$1.32

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Amounts in millions, except per share amounts)
Revenue	$225.6	$241.8	$288.8	$298.7	$1,054.9
Cost of revenue	125.1	131.0	153.1	156.8	566.0

Gross profit	100.5	110.8	135.7	141.9	488.9
Operating expenses	54.7	58.1	57.8	61.5	232.1

Operating income	45.8	52.7	77.9	80.4	256.8
Net interest and other income	6.3	5.8	4.3	3.5	19.9

Income before income taxes	52.1	58.5	82.2	83.9	276.7
Provision for income taxes	15.1	20.1	58.8	40.5	134.5

Net income	$37.0	$38.4	$23.4	$43.4	$142.2

Weighted average shares outstanding—basic	83.1	82.0	79.1	76.4	80.2
Weighted average shares outstanding—diluted	84.6	83.8	81.1	78.5	82.2
Net income per share—basic	$0.45	$0.47	$0.30	$0.57	$1.77
Net income per share—diluted	$0.44	$0.46	$0.29	$0.55	$1.73

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Varian Semiconductor provides support, training, and after-market products and services that help its customers obtain high utilization and productivity, reduce operating costs and extend capital productivity of investments through multiple product generations. In fiscal year 2008, Varian Semiconductor was ranked number one in customer satisfaction in VLSI Research Inc.’s customer survey for all large suppliers of wafer processing equipment, an honor received in eleven of the past twelve years.

Varian Semiconductor’s business is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. Historically, Varian Semiconductor’s business has experienced significant volatility and Varian Semiconductor believes the semiconductor capital equipment business will continue to be volatile, largely due to fluctuations in the level of investment by memory manufacturers. The significant decline in spending by memory manufacturers during fiscal year 2008 was the primary driver for the decrease in fiscal year 2008 revenues of 21% versus fiscal year 2007. Varian Semiconductor believes that fiscal year 2009 revenues will further decline due not only to continued overcapacity in the memory market, but also to the global credit crisis and decrease in end-user demand for semiconductors. Varian Semiconductor’s revenues have historically been derived from a limited number of customers, some of which require financing to continue upgrade and/or expansion plans that require the purchase of Varian Semiconductor’s tools. Varian Semiconductor’s after-market business is also likely to be adversely affected, as fabs will be running at lower utilization levels, thus requiring fewer parts, upgrades and services.

Varian Semiconductor believes that its management team has the industry experience to quickly and effectively react to sizing adjustments required by the volatility in the market. As such, Varian Semiconductor has already begun resizing its business in fiscal year 2008 and expects to continue to closely monitor the industry. During fiscal year 2008, Varian Semiconductor incurred $1.6 million in restructuring charges, primarily related to a reduction in force. Furthermore, Varian Semiconductor has the financial strength and liquidity to continue investing in product development such that Varian Semiconductor can continue to maintain its leading industry position.

Varian Semiconductor’s business is tied closely to its market share and the total available market for ion implanters. Varian Semiconductor has increased its market share substantially in recent years. Most recently, overall market share grew from 43.1% in calendar year 2006 to 64.5% in calendar year 2007. Varian Semiconductor expects that when calendar year 2008 semiconductor capital expenditure reports are released in April 2009, they will show that Varian Semiconductor continued its market share gains but, that the total available market for ion implanters was substantially reduced versus 2007. In addition, Varian Semiconductor believes, mainly through references to leading industry analyst reports, that the total available market for ion implanters will further decline in 2009.

Wafer size and market.    Most advanced devices below 90nm are produced on 300mm wafers. Memory manufacturers typically produce integrated circuits used for flash and dynamic random access memory, or DRAM, which store and retrieve information, while logic manufacturers typically produce integrated circuits used to process data. Foundry manufacturers have the capability to produce both memory and logic wafers.

Market Share and Total Available Market.    The table below shows Varian Semiconductor’s calendar year 2007, 2006 and 2005 market share, as reported by Gartner Dataquest in April 2008, April 2007 and April 2006, respectively. Market share estimates are calculated on a subset of revenue, and information reported by Gartner Dataquest may not be consistent on a company by company basis. The table below also shows the total available market for ion implanter sales in calendar years 2007, 2006 and 2005, also reported by Gartner Dataquest in April 2008, April 2007 and April 2006, respectively. The total available market represents estimated worldwide total revenue for ion implanters sold by all companies which sell ion implanters during each of the calendar years.

	Market Share Calendar Year Ended			Total Available Market Calendar Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2007	December 31, 2006	December 31, 2005
By market
Medium current	56.6%	52.8%	57.5%	$454	$414	$330
High current	77.8%	45.8%	38.1%	672	720	598
High energy	12.8%	17.4%	10.3%	147	230	194
Ultra high dose	100.0%	na	na	64	na	na

Overall	64.5%	43.1%	39.0%	$1,337	$1,364	$1,122

Market share and total available market research data is also published by VLSI Research Inc. In April 2008, VLSI Research Inc. reported that Varian Semiconductor’s overall market share was 64% and that the total available market was $1.3 billion for calendar year 2007.

Varian Semiconductor’s 21 point increase in market share in calendar year 2007 led to increased revenues during 2007 compared to 2006. Varian Semiconductor’s increase in high current market share is a result of the industry shift to single wafer implanters at advanced technology nodes (65nm and below). Varian Semiconductor began developing single wafer high current tools in 1994 and is currently the industry leader. The increase in medium current market share is primarily related to Varian Semiconductor’s market share growth in Taiwan. The decrease in high energy market share is primarily related to customer mix in the total available market for high energy tools. Varian Semiconductor’s position in the newly designated ultra high-dose market has resulted from the success of its new plasma doping tool known as the VIISta PLAD, which is currently used by memory manufacturers. Calendar year 2008 market share reports are expected to be released in April 2009. Varian Semiconductor believes it has continued to increase its overall market share during calendar year 2008.

Critical Accounting Policies and Significant Accounting Estimates

Varian Semiconductor’s discussion and analysis of its financial condition and results of operations are based upon Varian Semiconductor’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of these consolidated financial statements requires Varian Semiconductor to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On a continual basis, Varian Semiconductor makes estimates and judgments on revenues, inventories, accounts receivable, long-lived assets, income taxes, warranty obligations, deferred revenue, post-retirement benefits, contingencies, stock-based compensation and foreign currencies. Varian Semiconductor operates in a highly cyclical and competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, customer and supplier lead times, and geographic and macroeconomic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. Varian Semiconductor bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also the factors discussed in Item 1A. “Risk Factors.”

Varian Semiconductor believes that the following sets forth the critical accounting policies used by Varian Semiconductor in the preparation of its consolidated financial statements.

Revenue Recognition

Product revenue includes established products, new products, upgrades and spare parts.

Varian Semiconductor recognizes revenue from product sales upon shipment, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectability is reasonably assured, and there are no uncertainties regarding customer acceptance.

For established and new products, a portion of the total purchase price is typically not due until installation occurs and the customer accepts the product. For established products, the lesser of the amount allocated to the equipment or the contractual amount due upon delivery is recorded as product revenue upon delivery. The amount deferred is recognized as revenue upon customer acceptance. For new products, revenue allocated to the equipment is recognized upon customer acceptance. Spare parts and upgrade sales are recognized as revenue upon the later of delivery or the transfer of title and risk of loss to the customer.

Varian Semiconductor generally follows predetermined criteria for changing the classification of a new product to an established product. Varian Semiconductor generally recognizes products as established after demonstrating success in achieving customer acceptance of the same tool type and specification, for the same or similar application. In most circumstances, once a new product achieves the predetermined criteria, the product is considered established. Furthermore, prior installation costs on the tool type can also influence the evaluation of tool maturity on a going forward basis.

Products are classified as established if the installation process and the post-delivery acceptance provisions are deemed routine, because acceptance provisions are generally a replication of pre-shipment procedures, and there is a demonstrated history of achieving the predetermined established product criteria. The majority of products are designed and manufactured to meet contractual customer specifications. To ensure customer specifications are satisfied, the systems are tested at Varian Semiconductor’s manufacturing facility prior to shipment. To the extent that customers’ conditions cannot be replicated in Varian Semiconductor’s facilities or if there is not a demonstrated history of meeting newer customer specifications, then the product is treated as new for revenue recognition purposes.

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

Varian Semiconductor’s transactions frequently include the sale of systems and services under multiple element arrangements. Revenue under these arrangements is allocated to all elements, except systems, based upon the fair value of those elements. All elements may not be delivered and recognized as revenue during the same period. In such cases, Varian Semiconductor defers the fair value of the undelivered element until that element is delivered. The amount allocated to installation labor is based upon hourly rates at the estimated time to complete the service. The fair value of all other elements is based upon the price charged when these amounts are sold separately and unaccompanied by other elements. The amount of revenue allocated to systems is done on a residual method basis. Under this method, the total value of the arrangement is allocated first to the undelivered elements based on their fair values, with the remainder being allocated to systems revenue. If fair value cannot be determined for any of the undelivered elements, the entire value of the arrangement is deferred.

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

Valuation Allowance on Deferred Tax Assets and Income Tax Provision

Varian Semiconductor records a valuation allowance against deferred tax assets if it is more likely than not that a portion of the deferred tax asset will not be realized. On a quarterly basis, Varian Semiconductor evaluates both the positive and negative evidence bearing upon the realizability of its deferred tax assets. Varian Semiconductor considers future taxable income, ongoing prudent and feasible tax planning strategies, and the ability to utilize tax losses and credits in assessing the need for a valuation allowance. A valuation allowance related to certain state tax credit carryforwards has been recorded. Although, due to the global reorganization, Varian Semiconductor has increased its utilization of state tax credits, management has concluded that it is more likely than not that a portion of these credits will not be utilized since historically the annual amount of state credits generated exceeds the amount of credits that can be used. Varian Semiconductor records a benefit to the tax provision and corresponding reduction in the valuation allowance related to the utilization of state tax credits generated in prior years. Should Varian Semiconductor determine that it is not able to realize all or part of its other deferred tax assets in the future, a valuation allowance would be required resulting in an expense recorded within the provision for income taxes in the statement of income in the period in which such determination was made. It is possible that the amount of the deferred tax asset considered realizable could be reduced in the near term if future taxable income is reduced. Varian Semiconductor’s effective tax rate is affected by levels of taxable income in domestic and foreign tax jurisdictions, U.S. tax credits generated and utilized for research and development expenditures, U.S. foreign income exclusion, investment tax credits and other tax incentives specific to domestic and foreign operations.

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

Stock-based Compensation

Varian Semiconductor applies the provisions of SFAS No. 123(R) which establishes accounting for stock-based awards exchanged for employee and director services. Stock-based compensation cost is measured at grant date and based on the fair value of the award. The straight-line method is applied to all grants with service conditions, while the graded vesting method is applied to all grants with both service and performance conditions.

The choice of a valuation technique and the approach utilized to develop the underlying assumptions for that technique, involve significant judgments. These judgments reflect management’s assessment of the most accurate method of valuing the stock options Varian Semiconductor issues, based on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. Varian Semiconductor’s judgments could change over time as additional information becomes available, or the facts underlying the assumptions change over time. Any change in judgments could have a material impact on Varian Semiconductor’s financial statements. Varian Semiconductor believes that these estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

Results of Operations

Fiscal Year

Varian Semiconductor’s fiscal year is a 52- or 53-week period that ends on the Friday nearest September 30. Fiscal year 2008 was comprised of a 53-week period ended on October 3, 2008. Fiscal year 2007 was comprised of a 52-week period ended on September 28, 2007. Fiscal year 2006 was comprised of a 52-week period ended on September 29, 2006.

Fiscal Year 2008 Compared to Fiscal Year 2007 and

Fiscal Year 2007 Compared to Fiscal Year 2006

Revenue

The following table sets forth revenue by revenue stream and territory for fiscal years 2008, 2007 and 2006:

	Fiscal Year Ended			Fiscal Year 2007 to Fiscal Year 2008		Fiscal Year 2006 to Fiscal Year 2007
	October 3, 2008	September 28, 2007	September 29, 2006	Change	Percent Change	Change	Percent Change
	(Amounts in thousands)
Revenue
Product	$752,629	$961,329	$642,038	$(208,700)	-22%	$319,291	50%
Service	81,371	86,062	79,222	(4,691)	-5%	6,840	9%
Royalty and license	61	7,473	9,454	(7,412)	-99%	(1,981)	-21%

Revenue	$834,061	$1,054,864	$730,714	$(220,803)	-21%	$324,150	44%

Revenue by territory:
Asia Pacific	$585,543	$747,445	$491,121	$(161,902)	-22%	$256,324	52%
North America	185,395	234,078	161,129	(48,683)	-21%	72,949	45%
Europe	63,123	73,341	78,464	(10,218)	-14%	(5,123)	-7%

Revenue	$834,061	$1,054,864	$730,714	$(220,803)	-21%	$324,150	44%

Product

Varian Semiconductor’s product sales decreased $208.7 million or 22% during fiscal year 2008 compared to fiscal year 2007. The decrease in fiscal year 2008 was primarily due to lower tool sales to memory customers in Asia Pacific. On a unit basis, the number of tools recorded in revenue decreased 33% during fiscal year 2008, compared to fiscal year 2007. Despite the decline in tool sales, revenue from parts and upgrades sales increased 8% during fiscal year 2008, primarily due to a higher installed base of tools.

In fiscal year 2007, revenue increased 50%, due to a unit increase in system sales of 51%, primarily due to memory customers. In addition, there was an increase in sales of parts and upgrades mainly due to a higher installed base of tools and higher fab utilization. Market share gains, particularly in the high current sector, and expansion of the total available market, were the primary reasons for the increase in Varian Semiconductor’s sales in fiscal year 2007.

Service

Service revenue decreased 5% in fiscal year 2008 compared to fiscal year 2007, primarily due to lower installation revenue associated with lower sales volume, partially offset by an increase in paid service. Service revenue increased by 9% in fiscal year 2007 as compared to fiscal year 2006, primarily as a result of increases in installation revenue on account of increased tool sales. Generally, installation revenue is influenced by shipment volume of systems, product mix, customer mix, timing of customer acceptance and the fair value of installations. As products mature and the installation requires less effort to complete, the fair value of installation revenue per system is reduced, which reduces installation revenue per tool.

Royalty and License

In fiscal year 2008, Varian Semiconductor recorded less than $0.1 million in royalty and license revenues, compared to $7.5 million and $9.5 million in fiscal years 2007 and 2006, respectively. Until March 2007, Applied Materials was required by a royalty agreement to make quarterly unit-based royalties payments to

Varian Semiconductor on sales of certain products within the scope of the agreement. In fiscal years 2007 and 2006, Varian Semiconductor recognized $4.5 million and $6.4 million, respectively, as royalty revenue related to this agreement. Varian Semiconductor does not expect to earn any royalty and license revenue in fiscal year 2009.

Revenue by Territory

The Asia Pacific region accounts for a significant percentage of Varian Semiconductor’s revenues. Fluctuations in revenue from this region in fiscal year 2008 as compared to fiscal year 2007, and in fiscal year 2007 compared to fiscal year 2006, are primarily due to substantial capacity additions by memory customers in fiscal year 2007. In addition, the North America region accounts for a large percentage of Varian Semiconductor’s revenues. Revenue from this region decreased in fiscal year 2008 as compared to fiscal year 2007, and increased in fiscal year 2007 compared to fiscal year 2006, primarily on account of sales to both memory and logic customers.

Customers

Revenue from Varian Semiconductor’s ten largest customers in fiscal years 2008, 2007 and 2006 accounted for approximately 74%, 72% and 63% of revenue, respectively. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue for the foreseeable future. In fiscal year 2008, revenue from two customers accounted for 16% and 13%, respectively, of Varian Semiconductor’s total revenue. In fiscal year 2007, revenue from one customer accounted for 17% of Varian Semiconductor’s total revenue. In fiscal year 2006, revenue from three customers accounted for 11%, 10% and 10%, respectively, of Varian Semiconductor’s total revenue.

In addition, Varian Semiconductor’s accounts receivable is comprised of relatively few customer accounts. As of October 3, 2008, four customers accounted for 16%, 12%, 11% and 10% of the total accounts receivable balance. As of September 28, 2007, one customer accounted for 15% of the accounts receivable balance.

Shipment Mix

Varian Semiconductor’s tools are used by logic, memory and foundry manufacturers of integrated circuits. Logic manufacturers make chips that process information, while memory manufacturers make chips that store information. Both memory and logic manufacturers are owned by the companies that design the chips. Foundry manufacturers are contractors that take chip designs from other companies and make the chips for them. Over the last several years the demand for memory chips has outstripped logic due to the growth in memory intensive applications such as cameras, phones and MP3 players. Varian Semiconductor believes that substantial capacity additions by memory customers in fiscal year 2007 led to excess supply of memory devices. In turn, this excess capacity has led to a significant decrease in tool purchases from memory manufacturers in fiscal year 2008 as compared to fiscal year 2007. Virtually all of Varian Semiconductor’s tool shipments are 300 mm tools, which began to replace 200 mm tools at the end of the 1990s. The following table sets forth tool shipments by market, as a percent of total tool shipments, for fiscal years 2008, 2007 and 2006. Percentages are based on the number of tools shipped during the respective period.

	Fiscal Year Ended			Fiscal 2007 to Fiscal 2008	Fiscal 2006 to Fiscal 2007
	October 3, 2008	September 28, 2007	September 29, 2006	Percent Change	Percent Change
By market
Memory	56%	70%	51%	-20%	37%
Logic	23%	14%	19%	64%	-26%
Foundry	21%	16%	30%	31%	-47%

Shipments	100%	100%	100%

Cost of Product Revenue

Cost of product revenue was $386.7 million and gross margin was 49% for fiscal year 2008, compared to the cost of product revenue of $511.1 million and gross margin of 47% for fiscal year 2007. The increase in gross margin from fiscal year 2007 to fiscal year 2008 was primarily due to a favorable product mix and lower warranty expense. Generally, as tool sales become a lower portion of product revenue, product gross margin increases. This is due to the fact that tools generally have lower gross margins than parts and upgrades. These positive factors more than offset factory absorption and inventory charges resulting from lower tool sales.

For fiscal year 2007, the cost of product revenue was $511.1 million and gross margin was 47% compared to cost of product revenue of $371.1 million and gross margin of 42% in fiscal year 2006. The increase in gross margin from fiscal year 2006 to fiscal year 2007 was primarily due to product mix and more efficient factory operations due to higher sales volume. Improved supply chain management and more efficient regional service support also contributed to the increases in gross margin in fiscal year 2007. These positive factors more than offset the decreases in gross margin attributable to the overall sales mix.

Cost of Service Revenue

Cost of service revenue was $51.6 million and gross margin was 37% for fiscal year 2008, compared to cost of service revenue of $54.8 million and gross margin of 36% for fiscal year 2007. The increase in service gross margin in fiscal year 2008 was related to a greater mix of higher margin paid service business. This positive factor more than offset lower margins on service contracts and installation.

In fiscal year 2007, the cost of service revenue was $54.8 million and gross margin was 36%, compared to cost of service revenue of $50.1 million and gross margin of 37% for fiscal year 2006. The service gross margin decreased in fiscal year 2007 compared to fiscal year 2006, due to decreased margin on installations which was influenced by product and regional mix.

Research and Development

Research and development expenses were $111.2 million for fiscal year 2008, compared to $104.0 million for fiscal year 2007, an increase of $7.2 million, or 7%. The increase in research and development spending is attributable to Varian Semiconductor’s rapid product development cycle (which aims to introduce new products every nine to twelve months) and continuing efforts to improve productivity and technical development of its products. Additionally, Varian Semiconductor is actively investing in finding new applications for its products. Varian Semiconductor focuses on maintaining its leadership position in the markets for medium current, high current and ultra high dose implanters, improving its position in the high energy business and continuing to invest in additional new and next generation products.

Research and development expenditures were $104.0 in fiscal year 2007, compared to $90.6 million in fiscal year 2006, an increase of $13.4 million, or 15%. Similar to fiscal year 2008, the increase in research and development spending in fiscal year 2007 as compared to fiscal year 2006 is attributable to Varian Semiconductor’s rapid product development cycle.

Marketing, General and Administrative

Marketing, general and administrative expenses were $130.7 million for fiscal year 2008, compared to $128.1 million for fiscal year 2007, an increase of $2.6 million, or 2%, from fiscal year 2007 to fiscal year 2008. The increase in expense from fiscal year 2007 to fiscal year 2008 was due to increases in headcount mainly in international locations across several functions and equity compensation.

Marketing, general and administrative expenses were $128.1 million for fiscal year 2007, compared to $116.1 million for fiscal year 2006, an increase of $12.0 million, or 10%. The increase in expense from fiscal year 2006 to fiscal year 2007 was due to increases in headcount and incentive compensation in support of the increase in overall business activity. Additionally, information technology and finance professional consulting expenses were higher due to spending related to Varian Semiconductor’s implementation of its global reorganization plan.

Restructuring Costs

Varian Semiconductor’s business is cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has historically experienced periodic downturns and, in response, Varian Semiconductor has occasionally recorded restructuring charges in connection with cost reduction initiatives implemented in response to those downturns. Restructuring charges typically consist of severance, benefits and outplacement services offered to terminated employees and sometimes include charges for remaining lease payments on facilities that are closed. Prior to any restructuring announcements, the restructuring is approved by the appropriate level of management necessary to commit to the specific actions of the reduction in force.

In the fiscal third quarter of 2008, Varian Semiconductor incurred a restructuring charge of $0.6 million in connection with cost reduction initiatives implemented in response to an industry downturn. The restructuring charge, part of an ongoing benefit arrangement, is accounted for under SFAS No. 112, “Accounting for Postemployment Benefits.” The expense related to a reduction of headcount in the United States of approximately 30 people.

In the fiscal fourth quarter of 2008, Varian Semiconductor reduced headcount by an additional 19 people, resulting in a charge of $0.6 million.

In fiscal year 2009, Varian Semiconductor expects a continuation of cost reduction initiatives. As of November 20, 2008, Varian Semiconductor had already incurred an additional $3.1 million in restructuring charges relating to further headcount reduction.

Varian Semiconductor began relocating its European operations in Houten, the Netherlands to Schaffhausen, Switzerland, in the fiscal fourth quarter of 2008. The restructuring is accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and is comprised primarily of one-time termination benefits and a contract termination expense, a facility lease. Accordingly, a charge of $0.4 million, primarily severance related, was recorded in the fiscal fourth quarter of 2008.

Varian Semiconductor estimates that the European restructuring activity, inclusive of fiscal year 2008 fourth quarter activity ($0.4 million), will cost $2.4 million. The estimate includes contract termination costs of approximately $0.3 million (a facility lease), one-time termination benefits of $1.6 million (severance), and other associated costs of $0.1 million.

The following table summarizes the components of these charges including ongoing benefit arrangements, one-time termination benefits, contract termination costs, and other associated costs.

	Ongoing Benefit Arrangements	One-time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
	(Amounts in thousands)
Accrued expenses at September 28, 2007	—	—	—	—	—
Costs incurred	$1,208	$324	—	$75	$1,607
Costs paid	(1,024)	—	—	—	(1,024)

Accrued expenses at October 3, 2008	$184	$324	$—	$75	$583

Cash outlays related to one-time termination benefits and contract termination costs to exit the Houten facility will continue through fiscal years 2010, and 2013, respectively.

Varian Semiconductor did not recognize restructuring costs during fiscal year 2007 or 2006.

Interest Income

Varian Semiconductor earned interest income of $10.5 million for fiscal year 2008, compared to $20.8 million for fiscal year 2007. The decrease in interest income for fiscal year 2008 was related to a decrease in average cash and investment balances, primarily attributable to share repurchases of $179.5 million during fiscal year 2008 and lower interest rates. At October 3, 2008, Varian Semiconductor had $47.5 million in cash equivalents and investments whose interest was exempt from US federal taxation. The rates of return on these cash equivalents were approximately 33% lower than rates earned on comparable fully-taxable cash equivalents.

In fiscal year 2007, Varian Semiconductor earned $20.8 million in interest income, compared to $22.3 million for fiscal year 2006. The decrease in interest income for fiscal year 2007 was related to a decrease in average cash and investment balances, primarily attributable to share repurchases of $426.5 million during fiscal year 2007. In fiscal year 2007, Varian Semiconductor held higher average tax-exempt cash equivalents and investments compared to fiscal year 2006, contributing to a reduction in interest income in fiscal year 2007. At September 28, 2007, Varian Semiconductor had $62.5 million in tax-exempt cash equivalents and investments. In addition, interest income in fiscal year 2006 included $1.6 million related to the release of tax refunds by the IRS upon the conclusion of a multi-year tax examination.

Interest Expense

Varian Semiconductor incurred $1.7 million in interest expense for fiscal year 2008, compared to $1.3 million for fiscal year 2007, and $0.8 million for fiscal year 2006. In fiscal years 2008 and 2007, Varian Semiconductor incurred higher interest expense compared to respective prior fiscal years, primarily due to finance charges on forward contracts used to hedge balance sheet related foreign exchange exposure.

Other Income (Expense), Net

During fiscal year 2008, Varian Semiconductor recorded other expense of $0.1 million related to foreign currency exchange losses offset by miscellaneous income. During fiscal year 2007, Varian Semiconductor recorded other income of $0.3 million related to foreign currency exchange gains offset by miscellaneous charges. During fiscal year 2006, Varian Semiconductor recorded other income of $0.9 million, primarily related to a gain on the sale of certain non-operating real estate owned by Varian Semiconductor.

Provision for Income Taxes

In fiscal year 2007, Varian Semiconductor implemented a plan to realign the legal entities within its worldwide affiliated group. The objective of this realignment was to make its legal structure more consistent with the geographic mix of its customers and suppliers. In effecting this realignment, Varian Semiconductor established operations in Switzerland that provide operational and financial services to all of its international locations.

Varian Semiconductor’s effective income tax rate was 38.8% in fiscal year 2008, 48.6% in fiscal year 2007 and 24.4% in fiscal year 2006. The 2008 and 2007 tax provisions were impacted by tax charges related to Varian Semiconductor’s realignment of its global business structure and establishment of international operations that provide operational and financial services to all of its international locations. A significant element of the new structure involves the sharing of certain expenses related to the ongoing development of intangible property. Tax charges to implement the new structure impacted the fiscal year 2008 and 2007 effective tax rates by 8.6 percentage points and 15.4 percentage points, respectively. These charges consisted primarily of additional royalty payments that will be taxed in the United States and the loss of certain U.S. tax deductions related to research and development and certain other administration expenses.

The fiscal year 2008 effective tax rate includes discrete benefits of approximately $4.7 million related to current and prior year research and development tax credits, other discrete benefits of $0.3 million, and a discrete charge of approximately $1.0 million to write-down the deferred tax asset for Swiss start-up losses upon receipt of the final Swiss incentive ruling. The fiscal year 2007 rate benefited from discrete items of approximately $2.0 million, primarily related to the retroactive extension of the research and development tax credit in that year. The fiscal year 2006 effective rate of 24.4% included a discrete benefit of $9.0 million related to the conclusion of an IRS examination.

During the fourth quarter of fiscal 2008, Varian Semiconductor Switzerland GmbH finalized the terms of a ruling with the Swiss tax authorities. This ruling grants a tax holiday for five years, beginning January 1, 2008, and extendable for another five years provided that certain commitments are met. Under the terms of the ruling, Varian Semiconductor’s income in Switzerland will be taxed at a rate that is approximately 50% of the Swiss statutory rate. This rate will vary depending on the character of income earned and the distribution channels used by Varian Semiconductor Switzerland GmbH.

Varian Semiconductor adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) on September 29, 2007. Upon adoption of FIN 48, Varian Semiconductor increased the liability for net unrecognized tax benefits by $1.7 million, and accounted for the increase as a cumulative effect of change in accounting principle that resulted in a reduction in retained earnings of $1.7 million at September 29, 2007. Varian Semiconductor also reclassified $4.0 million of current income taxes payable to long-term income taxes payable and $1.3 million of long-term income taxes payable to non-current deferred tax assets. The net increase in the reserve for unrecognized tax benefits during fiscal year 2008 was $11.6 million for positions taken in the current year. Of the $52.4 million of unrecognized tax benefits, $48.1 million would impact the effective tax rate, if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets, $2.8 million of which relate to state tax credits which are fully offset by a valuation allowance.

Varian Semiconductor includes interest and penalties related to unrecognized tax benefits within its provision for income taxes. As of October 3, 2008, the total amount of accrued interest and penalties was $3.1 million. As of September 29, 2007, Varian Semiconductor had accrued $1.7 million of interest and penalties related to unrecognized tax benefits.

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various federal, state and foreign tax authorities, including the Internal Revenue Service (“IRS”). Varian Semiconductor is subject to audit by the IRS and various state and foreign authorities for fiscal years 2003 through 2007. The IRS recently concluded an examination of certain refund claims, primarily related to the extraterritorial income exclusion, filed by Varian Semiconductor for fiscal years 2000 through 2004. The IRS issued a notice of disallowance relating to a portion of these claims, and Varian Semiconductor filed a formal protest with the Appeals Office of the IRS. An Appeals hearing date has not been set. It is unknown whether agreement on these claims will be reached within the next twelve months. The favorable resolution of these claims could result in a benefit to the tax provision in the range of $0.0 to $5.8 million. Final agreement could reduce the amount of unrecognized tax benefits by approximately $5.8 million. In addition, Varian Semiconductor has been verbally notified by the IRS that it is planning to conduct an examination of fiscal year 2007. Audit fieldwork is expected to begin in the second quarter of fiscal year 2009.

Net Income

As a result of the foregoing factors, for fiscal year 2008 Varian Semiconductor recorded net income of $98.4 million, compared to net income of $142.2 million for fiscal year 2007 and net income of $94.7 million for fiscal year 2006. The net income per diluted share was $1.32 for fiscal year 2008, compared to net income per diluted share of $1.73 for fiscal year 2007 and $1.10 for fiscal year 2006.

Liquidity and Capital Resources

Varian Semiconductor generated $168.0 million of cash from operations during fiscal year 2008, compared to $108.3 million during fiscal year 2007. In fiscal year 2008, cash provided by operations was derived primarily from net income of $98.4 million, and non-cash expenses such as stock-based compensation of $23.1 million, and depreciation and amortization of $17.1 million. In addition, cash generated from operations resulted from decreases in accounts receivable of $61.3 million and inventories of $4.9 million, due to significantly lower sales primarily in the fourth quarter of fiscal year 2008. The cash flow effects of net income, non-cash items and the changes in accounts receivable and inventories were partially offset by a decrease in accounts payable of $20.6 million and a decrease in deferred revenue of $23.6 million. The decrease in deferred revenue is also due to lower sales primarily in the fourth quarter of fiscal year 2008. Furthermore, accounts payable decreased in fiscal year 2008 as Varian Semiconductor scaled back buying materials due to a lower manufacturing build schedule.

During fiscal year 2007, Varian Semiconductor generated $108.3 million of cash from operations. Cash provided by operations in fiscal year 2007 was derived primarily from net income of $142.2 million, non-cash expenses such as stock based compensation of $19.7 million and depreciation and amortization of $14.4 million. Increases in accounts receivable of $61.8 million and inventories of $51.6 million were related to higher business volume. These increases were partially offset by increases in accrued expenses and deferred revenue. The increase in accrued expenses is associated with an anticipated long-term tax liability relating to the global realignment. The increase in deferred revenue of $8.1 million was related to the increase in volume and timing of tool shipments and the increase in accrued expenses was related to incentive compensation in support of the increase in overall business activity.

In fiscal year 2006, cash provided by operations was derived primarily from net income of $94.7 million, plus non-cash expenses such as stock-based compensation of $18.9 million, depreciation and amortization of $13.0 million, and the tax benefit from stock options exercised and employee stock purchase plan issuances of $10.8 million. Also contributing to cash from operations were a decrease in other current assets of $14.7 million and an increase in accounts payable of $12.6 million. The cash flow effects of net income, non-cash items and the changes in other current assets and accounts payable were partially offset by increases in inventory of $11.8 million and decreases in accrued expenses of $5.9 million. The decrease in other current assets is primarily related to the receipt of refunds from the IRS associated with the conclusion of a multi-year tax examination. The increase in accounts payable and inventory is related to a higher manufacturing build schedule for the first quarter of fiscal year 2007 as opposed to the schedule for the first quarter of fiscal year 2006. Additionally, increases in inventory are also due to increased field inventory primarily for new customers.

During fiscal year 2008, Varian Semiconductor generated $42.7 million from the net sale and maturity of investments and used $9.5 million for the purchase of plant, property and equipment. During fiscal year 2007, Varian Semiconductor generated $108.7 million from the net sale and maturity of investments and used $10.9 million for the purchase of property, plant and equipment. In fiscal year 2008, Varian Semiconductor generated less cash from the net sale and maturity of investments compared to fiscal year 2007, because management decided to scale back stock repurchases in the second half of fiscal year 2008.

In fiscal year 2006, Varian Semiconductor used $9.1 million for the net purchase of investments and $12.0 million for the purchase of property, plant and equipment. In fiscal year 2007, Varian Semiconductor generated more cash from the net sale and maturity of investments compared to fiscal year 2006. In fiscal year 2007, cash provided by investing activities in part supported Varian Semiconductor’s repurchase of $426.5 million of its stock.

During fiscal year 2008, Varian Semiconductor used $170.1 million of cash for financing activities. During fiscal year 2008, Varian Semiconductor used $179.5 million to repurchase 4.8 million shares of stock at a weighted-average price per share of $37.74. As of April 21, 2008, Varian Semiconductor’s Board of Directors amended the share repurchase program by increasing the amount of funds that may be expended in repurchasing common stock from $700 to $800 million. The program does not have a fixed expiration date. This was partially offset by the issuance of stock upon the exercise of stock options and under the employee stock purchase plan of $7.3 million and the excess tax benefit from stock based compensation of $2.5 million. During fiscal year 2007, Varian Semiconductor used $355.2 million of cash for financing activities. Varian Semiconductor repurchased $426.5 million of its stock during fiscal year 2007. During fiscal year 2007, Varian Semiconductor repurchased 11.3 million shares at a weighted-average price per share of $37.58. This was partially offset by the issuance of stock upon the exercise of stock options and under the employee stock purchase plan of $54.2 million and the excess tax benefit from stock based compensation of $17.6 million. Compared to fiscal year 2007, exercise of stock options decreased in fiscal year 2008 because of a significantly lower average stock price. Varian Semiconductor’s stock repurchase plan is influenced by its growth and investment plans, stage in the industry cycle, attractiveness of share price, and liquidity needs.

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

On May 23, 2008, Varian Semiconductor entered into a credit agreement with multiple financial institutions providing for borrowings of a maximum principal amount of up to $100 million under an unsecured revolving credit facility. Amounts may be borrowed, repaid and re-borrowed from time to time during the five year commitment period ending May 23, 2013. Borrowings will bear interest at a rate per annum equal to either: (1) the greater of (a) the prime rate and (b) the federal funds rate plus 0.50%; or (2) the sum of (a) LIBOR, with certain adjustments and (b) an “applicable rate,” defined in the credit agreement as a percentage spread based on Varian Semiconductor’s leverage ratio. The credit agreement contains events of default and covenants. The credit facility is intended to provide ongoing working capital and cash for acquisitions, stock repurchases, capital expenditures and other general corporate purposes. As of October 3, 2008, there were no outstanding borrowings under the credit agreement.

As of October 3, 2008 and September 28, 2007, Varian Semiconductor’s subsidiary in Japan had two credit facilities available with two different financial institutions. At October 3, 2008, maximum available borrowings under each of the two facilities were as follows: Yen 500,000,000 ($4.7 million) and Yen 400,000,000 ($3.8 million). The loans are not collateralized and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. The interest rate for the Yen 500,000,000 facility is the 3-month Tokyo interbank offered rate (TIBOR) + 1.00% (approximately 1.88% at October 3, 2008 and 1.84% at September 28, 2007). The interest rate for the Yen 400,000,000 credit facility is based on the short-term prime rate (approximately 0.97% at October 3, 2008 and 1.875% at September 28, 2007, when the facility was Yen 1,000,000,000). There were no outstanding borrowings under either facility at October 3, 2008 or September 28, 2007.

Varian Semiconductor also has borrowing capacity in Europe and Taiwan. Varian Semiconductor’s subsidiary in Europe maintains a credit facility that includes overdraft protection of Euro 2.5 million which at October 3, 2008 translated to $3.5 million. Interest accrues at the Euro base rate + 1.5% and was approximately 7.9% at October 3, 2008. Borrowings under this facility are payable on demand. Varian Semiconductor’s subsidiary in Taiwan maintains a credit facility of $1.0 million. Any outstanding U.S. Dollar borrowings under the Taiwan facility accrue interest at the local base rate + 2.0% plus taxes, which was approximately 7.4% at October 3, 2008. Any New Taiwan Dollar borrowings accrue interest at the local base rate + 2.0% plus taxes, which was approximately 4.12% at October 3, 2008. Both U.S. Dollar and New Taiwan Dollar borrowings are payable within six months of drawdown. Neither credit facility is collateralized nor do they contain any restrictive covenants, although each facility is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of October 3, 2008 or September 28, 2007 under either facility.

In February 2003, Varian Semiconductor purchased its previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. Prepayment would require Varian Semiconductor to pay a prepayment penalty equal to the greater of two percent of the outstanding principal balance or the excess of the present value of all future loan payments over the outstanding principal balance of the loan. The $2.8 million carrying amount of the loan had an estimated fair value of $2.9 million at October 3, 2008. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and Varian Semiconductor’s financial condition at October 3, 2008. As of October 3, 2008, Varian Semiconductor also had a standby letter of credit outstanding for $0.9 million as a guarantee for the debt on this facility.

Varian Semiconductor’s liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. Varian Semiconductor believes that cash, cash equivalents and investments of $278.2 million at October 3, 2008 will be sufficient to satisfy working capital requirements, commitments for capital expenditures, any future common stock repurchases and other purchase commitments, environmental contingencies and cash requirements for the foreseeable future. Varian Semiconductor believes that it has the ability to hold cash equivalents and investments through maturity and therefore believes that any reduction in value of investments is temporary in spite of the current disruption in the credit markets.

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

Contractual Obligations

Under GAAP, some obligations and commitments are not required to be included in the consolidated balance sheets and statements of income. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of October 3, 2008 have not been included in the consolidated balance sheets and statements of income included under Item 8. “Financial Statements and Supplementary Data”.

	Commitments by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
	(Amounts in thousands)
Operating leases	$4,655	$2,384	$1,609	$638	$24
Purchase order commitments	38,015	37,970	45	—	—

Total commitments	$42,670	$40,354	$1,654	$638	$24

Varian Semiconductor adopted Financial Accounting Standards Board “FASB” Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, (“FIN 48”) on September 29, 2007. As of October 3, 2008, the non-current tax payable under FIN48 was $43.8 million. Varian Semiconductor is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

In addition, Varian Semiconductor in fiscal year 2008 recorded a charge of $1.6 million related to adverse purchase price commitments.

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former VAI, which now operates as VMS. On April 2, 1999, VAI contributed its SEB to Varian Semiconductor, then distributed to the holders of record of VAI common stock one share of common stock of Varian Semiconductor for each share of VAI common stock owned on March 24, 1999. At the same time, VAI contributed its Instruments Business (“IB”) to VI and distributed to the holders of record of VAI common stock one share of common stock of IB for each share of VAI common stock owned on March 24, 1999. VAI retained its Health Care Systems business and changed its name to VMS effective as of April 2, 1999. These transactions were accomplished under the terms of a Distribution Agreement by and among Varian Semiconductor, VAI, hereafter referred to as VMS for periods following the spin-off and VI (the “Distribution Agreement”). For purposes of providing an orderly transition and to define certain ongoing relationships between and among Varian Semiconductor, VMS and VI after the spin-off, Varian Semiconductor, VMS and VI also entered into the Distribution Related Agreements.

The Distribution Related Agreements provide that from and after the spin-off, VMS, VI and Varian Semiconductor will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VMS and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VMS, VI, and Varian Semiconductor. The Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities (including accounts payable, accrued payroll and pension liabilities) in accordance with their terms. During fiscal years 2008, 2007 and 2006, Varian Semiconductor was charged $1.0 million, $0.9 million and $1.4 million, respectively, by VMS in settlement of these obligations.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. Varian Semiconductor will adopt the delayed portions of SFAS No. 157 during fiscal year 2010, while all other portions of the standard will be adopted during fiscal year 2009, as required. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including interim periods, for that fiscal year. Varian Semiconductor’s financial assets and liabilities impacted by SFAS No. 157 relate primarily to investments and hedging derivatives. Varian Semiconductor does not believe there will be any material impact on its financial position, results of operations and liquidity as a result of adopting the provisions of SFAS No. 157.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which Varian Semiconductor adopted October 4, 2008 for fiscal year 2009, in situations where the market is not active. Varian Semiconductor will consider the guidance provided by FSP SFAS No. 157-3 in its determination of estimated fair values for the fiscal year 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to measure items at fair value can be made on an instrument-by-instrument basis, but once the decision is made, it is permanent. This statement will be effective for Varian Semiconductor’s fiscal year 2009. Varian Semiconductor does not estimate a significant impact on its financial statements relating to SFAS No. 159.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires enhanced disclosure requirements for derivative instruments and hedging activities including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for Varian Semiconductor’s fiscal year 2010. Varian Semiconductor is in the process of evaluating the impact of this statement on its financial statements.

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

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange losses for the fiscal years ended 2008, 2007 and 2006 were $288,000, $311,000 and $146,000, respectively.

Forward exchange contracts outstanding are summarized as follows:

	October 3, 2008			September 28, 2007
	Notional	Contract	Fair	Notional	Contract	Fair
	Value	Rate	Value	Value	Rate	Value
	(Dollars in thousands)
Foreign currency purchase contracts:
Singapore Dollar	$3,573	1.42	$3,519	$4,609	1.52	$4,678
New Taiwan Dollar	—	—	—	2,093	32.93	2,100
Korean Won	2,750	1,129.65	2,535	218	913.35	216
Japanese Yen	—	—	—	557	115.21	556
Euro	2,342	0.71	2,311	—	—	—

Total foreign currency purchase contracts	$8,665		$8,365	$7,477		$7,550

Foreign currency sell contracts:
Japanese Yen	$16,875	108.27	$17,297	$24,186	114.91	$24,052
Korean Won	13,660	1,084.26	12,086	5,072	939.70	5,177
Euro	—	—	—	1,077	0.73	1,112
Israeli Shekel	1,088	3.60	1,123	311	4.13	319
Singapore Dollar	—	—	—	169	1.49	168
New Taiwan Dollar	1,009	32.02	1,004	—	—	—

Total foreign currency sell contracts	32,632		31,510	30,815		30,828

Total contracts	$41,297		$39,875	$38,292		$38,378

Varian Semiconductor uses derivative instruments to protect its foreign operations from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor hedges its current exposures and a portion of its anticipated foreign currency exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales, except for those in Japan, are primarily denominated in the U.S. dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of income. There was an immaterial amount of ineffectiveness recognized during the fiscal years ended October 3, 2008 and September 28, 2007. There were six forward foreign exchange sell contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at October 3, 2008 totaling an equivalent of $21.6 million. In addition, there was one forward foreign exchange purchase contract in the amount of $2.8 million offsetting one of the six forward sell contracts. At September 28, 2007, there were four forward foreign exchange sell contracts outstanding designated as hedges of anticipated product sales in Japanese Yen, totaling an equivalent of $12.6 million. In addition, there were two forward foreign exchange purchase contracts totaling an equivalent of $6.5 million offsetting two of the four forward sell contracts.

There were approximately $0.1 million net unrealized gains on these forward Yen contracts as of October 3, 2008. There was a negligible net unrealized loss on these forward Yen contracts as of September 28, 2007. The fair value of forward exchange contracts generally reflects the estimated amounts that Varian Semiconductor would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of Varian Semiconductor’s exposure.

Interest Rate Risk

Although payments under certain of Varian Semiconductor’s overseas borrowing facilities are tied to market indices, Varian Semiconductor is not exposed to material interest rate risk from these borrowing facilities. Varian Semiconductor has no material cash flow exposure due to rate changes for cash equivalents and short-term investments. Varian Semiconductor maintains cash investments primarily in U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at October 3, 2008 and September 28, 2007 were $110.2 million and $84.5 million, respectively. At October 3, 2008, Varian Semiconductor’s short-term investments were $69.0 million and consisted primarily of corporate bonds, certificates of deposit and government agency and U.S. Treasury securities with ratings of AA or better. At September 28, 2007, Varian Semiconductor’s short-term investments were $88.4 million and consisted primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings of AA or better. At October 3, 2008, Varian Semiconductor’s long-term investments were $69.5 million and consisted primarily of U.S. Treasury, government agency, and corporate bonds with ratings of AA or better. At September 28, 2007, Varian Semiconductor’s long-term investments were $96.2 million and consisted primarily of U.S. Treasury, government agency and corporate bonds with ratings of AA or better.

In February 2003, Varian Semiconductor purchased its facility located in Newburyport, Massachusetts. As part of the purchase price, Varian Semiconductor assumed the seller’s outstanding loan of $5.1 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. The loan is secured by the property. The $2.8 million remaining principal amount of the loan had an estimated fair value of $2.9 million at October 3, 2008. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and Varian Semiconductor’s financial condition at October 3, 2008.

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

Disclosure Controls and Procedures

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of October 3, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to Varian Semiconductor’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of October 3, 2008, Varian Semiconductor’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 3, 2008 that has materially affected, or is reasonably likely to materially affect, Varian Semiconductor’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of Varian Semiconductor is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Varian Semiconductor’s internal control over financial reporting as of October 3, 2008. In their evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on management’s evaluation using the COSO criteria, management concludes that Varian Semiconductor maintained effective internal control over financial reporting as of October 3, 2008. This evaluation has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The response to this item is contained in part under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and in part in Varian Semiconductor’s Proxy Statement for the Annual Meeting of Stockholders to be held on February 5, 2009 (the “2009 Proxy Statement”) under the captions “Election of Directors,” “Information About Stockholder Proposals for 2010 Annual Meeting” and “Corporate Governance” which sections are incorporated herein by this reference.

The information required by this Item pursuant to Item 405 of Regulation S-K will appear under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement, which section is incorporated herein by reference.

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

The response to this item is contained in the 2009 Proxy Statement under the caption “Executive Compensation,” including “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” which sections are incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is contained in the 2009 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information,” which sections are incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The response to this item is contained in the 2009 Proxy Statement under the captions “Director Independence” and “Transactions with Related Persons,” which section is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services.

The response to this item is contained in the 2009 Proxy Statement under the caption “Independent Registered Public Accounting Firm’s Fees,” which section is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements: (see index on page F-1 of this report)

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of October 3, 2008 and September 28, 2007

•	Consolidated Statements of Income for fiscal years ended October 3, 2008, September 28, 2007 and September 29, 2006

•	Consolidated Statements of Cash Flows for fiscal years ended October 3, 2008, September 28, 2007 and September 29, 2006

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for fiscal years ended October 3, 2008, September 28, 2007 and September 29, 2006

•	Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule: (see index on page F-1 of this report)

The following financial statement schedule of Varian Semiconductor and its subsidiaries for fiscal years 2008, 2007 and 2006 is filed as a part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of Varian Semiconductor and its subsidiaries.

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

Date: November 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY E. DICKERSON Gary E. Dickerson	Chief Executive Officer (Principal Executive Officer)	November 25, 2008

/s/ ROBERT J. HALLIDAY Robert J. Halliday	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 25, 2008

/s/ THOMAS C. BAKER Thomas C. Baker	Vice President, Finance (Principal Accounting Officer)	November 25, 2008

/s/ RICHARD A. AURELIO Richard A. Aurelio	Chairman of the Board	November 25, 2008

/s/ ROBERT W. DUTTON Robert W. Dutton	Director	November 25, 2008

/s/ DENNIS G. SCHMAL Dennis G. Schmal	Director	November 25, 2008

/s/ BIN-MING TSAI Bin-Ming Tsai	Director	November 25, 2008

/s/ XUN CHEN Xun Chen	Director	November 25, 2008

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
2.1	Distribution Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc. dated as of January 14, 1999.	10-12(g)	02/12/1999	2.1

3.1	Restated Certificate of Incorporation of Varian Semiconductor Equipment Associates, Inc.	10-12(g)	02/12/1999	3.1

3.2	By-Laws of Varian Semiconductor Equipment Associates, Inc.	10-12(g)/a	03/08/1999	3.2

4.1	Specimen Common Stock Certificate.	10-12(g)/a	03/08/1999	4.1

4.2	Rights Agreement between First Chicago Trust Company of New York and the Registrant, dated as of February 19, 1999.	10-12(g)/a	03/08/1999	4.2

4.3	Amendment dated as of October 15, 2001 to the Rights Agreement between First Chicago Trust Company of New York and Registrant, dated February 19, 1999, to appoint EquiServe Trust Company, N.A.	10-K	12/20/2001	10.12

4.4	Amendment No. 2 dated as of October 25, 2004 to the Rights Agreement (as amended) between EquiServe Trust Company, N.A. and the Registrant.	10-K	12/14/2004	4.4

10.1	Form of Employee Benefits Allocation Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-12(g)	02/12/1999	10.1

10.2	Form of Intellectual Property Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc., and Varian, Inc.	10-12(g)	02/12/1999	10.2

10.3	Form of Tax Sharing Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-12(g)	02/12/1999	10.3

10.4	Form of Transition Services Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-12(g)	02/12/1999	10.4

10.5	Form of Change in Control Agreement for Chief Executive Officer and Chairman of the Board.	8-K	10/15/2004	10.3

10.6	Form of Indemnity Agreement with Directors and Executive Officers.	10-12(g)/a	03/08/1999	10.8

10.7	Varian Semiconductor Equipment Associates, Inc. Amended and Restated 2006 Stock Incentive Plan	8-K	03/13/2006	10.6

10.8	Varian Semiconductor Equipment Associates, Inc. 2006 Management Incentive Plan.	10-K	12/07/2006	10.8

10.9	Varian Semiconductor Equipment Associates, Inc. Deferred Compensation Plan	10-K	12/07/2006	10.9

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

10.10	Varian Semiconductor Equipment Associates, Inc. Employee Stock Purchase Plan.	10-K	12/20/2001	10.11

10.11	Purchase and Sale Agreement made as of November 27, 2002, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.	10-Q	02/05/2003	10.1

10.12	First Amendment to Purchase and Sale Agreement, dated as of January 6, 2003, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.	10-Q	02/05/2003	10.2

10.13	Second Amendment to Purchase and Sale Agreement, dated as of January 28, 2003, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.	10-Q	02/05/2003	10.3

10.14	Form of Change in Control Agreement for Chief Financial Officer.	8-K	10/15/2004	10.4

10.15	Form of Change in Control Agreement for Certain Designated Executives.	8-K	10/15/2004	10.5

10.16	Form of Nonstatutory Stock Option Agreement for Directors	8-K	03/13/2006	10.1

10.17	Form of Nonstatutory Stock Option Agreement for Officers	8-K	03/13/2006	10.2

10.18	Form of Nonstatutory Stock Option Agreement for Employees	8-K	03/13/2006	10.3

10.19	Form of Restricted Stock Agreement for Officers	8-K	03/13/2006	10.4

10.20	Form of Restricted Stock Agreement for Employees	8-K	03/13/2006	10.5

10.21	Form of Deferred Stock Units Agreement for Directors	8-K	03/17/2006	10.1

10.22	Offer Letter from the Registrant to Gary E. Dickerson, as amended.	10-Q	08/05/2005	10.2

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
10.23	Letter Agreement, dated as of January 2, 2006 between Richard A. Aurelio and Varian Semiconductor Equipment Associates, Inc.	8-K	01/03/2006	10.2

10.24	Form of Amendment to all Change in Control Agreements	10-K	12/13/2005	10.22

10.25	Form of Restricted Stock Agreement for Officers with Performance Vesting	10-K	12/07/2006	10.30

10.26	Amendment, dated February 8, 2007, to Letter Agreement between Richard A. Aurelio and Varian Semiconductor Equipment Associates, Inc., dated as of January 2, 2006	10-K	11/21/2007	10.30

10.27	Credit Agreement, dated as of May 23, 2008, certain lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and Varian Semiconductor Equipment Associates, Inc.	8-K	05/23/2008	10.1

10.28	Form of Promissory Note from Varian Semiconductor Equipment Associates, Inc. to Lender	8-K	05/23/2008	10.2

10.29	Form of Nonstatutory Stock Option Agreement for Officers (effective as of August 15, 2008)	8-K	08/20/2008	10.1

10.30	Form of Restricted Stock Agreement for Employees including Officers (effective as of August 15, 2008)	8-K	08/20/2008	10.2

14.1	Code of Business Conduct and Ethics	10-K	12/07/2006	14.1

21.1	Subsidiaries of the Registrant.	10-K		21.1	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K		23.1	X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K		31.1	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K		31.2	X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K		32.1	X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K		32.2	X

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of the Registrant and its subsidiaries are required to be included in Item 8:

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of October 3, 2008 and September 28, 2007	F-3

Consolidated Statements of Income for fiscal years ended October 3, 2008, September 28, 2007 and September 29, 2006	F-4

Consolidated Statements of Cash Flows for fiscal years ended October 3, 2008, September 28, 2007 and September 29, 2006	F-5

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for fiscal years ended October 3, 2008, September 28, 2007 and September 29, 2006	F-6

Notes to the Consolidated Financial Statements	F-7

The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2008, 2007 and 2006 should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Varian Semiconductor Equipment Associates, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Varian Semiconductor Equipment Associates, Inc. and its subsidiaries at October 3, 2008 and September 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

November 25, 2008

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

	October 3, 2008	September 28, 2007
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$139,679	$109,514
Short-term investments	68,996	88,384
Accounts receivable, net	128,904	189,573
Inventories	165,201	170,293
Deferred income taxes	21,902	27,907
Other current assets	24,447	26,010

Total current assets	549,129	611,681

Long-term investments	69,491	96,153
Property, plant and equipment, net	66,636	73,980
Goodwill	12,280	12,280
Other assets	2,609	4,994

Total assets	$700,145	$799,088

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$558	$510
Accounts payable	29,072	49,863
Accrued expenses	41,745	50,478
Income taxes payable	3,740	4,811
Product warranty	7,661	12,183
Deferred revenue	32,285	54,742

Total current liabilities	115,061	172,587

Long-term accrued expenses and other liabilities	63,627	53,904
Deferred income taxes	3,951	3,858
Long-term debt	2,203	2,761

Total liabilities	184,842	233,110

Commitments, contingencies and guarantees (Note 21)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 93,535,106 shares issued and 71,819,276 outstanding at October 3, 2008; 92,716,665 shares issued and 75,752,315 outstanding at September 28, 2007	935	927
Capital in excess of par value	581,492	548,426
Less: Cost of 21,715,830 and 16,964,350 shares of common stock held in treasury at October 3, 2008 and September 28, 2007, respectively	(714,877)	(535,423)
Retained earnings	649,930	553,221
Accumulated other comprehensive loss	(2,177)	(1,173)

Total stockholders’ equity	515,303	565,978

Total liabilities and stockholders’ equity	$700,145	$799,088

The accompanying notes to the audited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	October 3, 2008	September 28, 2007	September 29, 2006
	(Amounts in thousands, except per share data)
Revenue
Product	$752,629	$961,329	$642,038
Service	81,371	86,062	79,222
Royalty and license	61	7,473	9,454

Total revenue	834,061	1,054,864	730,714

Cost of revenue
Product	386,713	511,137	371,114
Service	51,582	54,803	50,070

Total cost of revenue	438,295	565,940	421,184

Gross profit	395,766	488,924	309,530

Operating expenses
Research and development	111,240	104,025	90,604
Marketing, general and administrative	130,672	128,055	116,063
Restructuring	1,607	—	—

Total operating expenses	243,519	232,080	206,667

Operating income	152,247	256,844	102,863
Interest income	10,505	20,792	22,323
Interest expense	(1,724)	(1,268)	(809)
Other income (expense), net	(117)	300	918

Income before income taxes	160,911	276,668	125,295
Provision for income taxes	62,498	134,461	30,611

Net income	$98,413	$142,207	$94,684

Weighted average shares outstanding—basic	73,318	80,151	84,605
Weighted average shares outstanding—diluted	74,719	82,220	85,790
Net income per share—basic	$1.34	$1.77	$1.12
Net income per share—diluted	$1.32	$1.73	$1.10

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	October 3, 2008	September 28, 2007	September 29, 2006
	(Amounts in thousands)
Cash flow from operating activities:
Net income	$98,413	$142,207	$94,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,106	14,370	12,971
Amortization of investment premiums	412	88	646
Deferred income taxes	6,098	3,822	(2,482)
Stock-based compensation	23,107	19,651	18,916
Tax benefit from stock-based compensation	2,629	21,721	10,825
Excess tax benefits from stock-based compensation	(2,499)	(17,591)	(4,529)
Changes in assets and liabilities:
Accounts receivable	61,341	(61,844)	(1,528)
Inventories	4,915	(51,600)	(11,827)
Other current assets	1,563	(7,908)	14,694
Accounts payable	(20,619)	3,815	12,595
Accrued expenses	3,412	31,566	(5,898)
Product warranty	(4,706)	3,054	1,227
Deferred revenue	(23,621)	8,124	1,829
Other	438	(1,199)	(1,511)

Net cash provided by operating activities	167,989	108,276	140,612

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,475)	(10,968)	(11,987)
Proceeds from sales of investments	21,599	28,154	32,347
Proceeds from maturities of investments	128,871	176,081	313,550
Purchase of investments	(107,730)	(95,553)	(355,043)

Net cash provided by (used in) investing activities	33,265	97,714	(21,133)

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of options and issuance of stock under the employee stock purchase plan	7,338	54,159	50,321
Excess tax benefits from stock-based compensation	2,499	17,591	4,529
Repurchase of common stock	(179,454)	(426,513)	(108,910)
Proceeds from notes payable	—	—	40
Repayment of long-term debt	(510)	(465)	(466)

Net cash used in financing activities	(170,127)	(355,228)	(54,486)

Effects of exchange rates on cash	(962)	(139)	472

Net increase (decrease) in cash and cash equivalents	30,165	(149,377)	65,465
Cash and cash equivalents at beginning of period	109,514	258,891	193,426

Cash and cash equivalents at end of period	$139,679	$109,514	$258,891

Supplemental information to the cash flow:
Cash payments for income taxes, net of refunds	$39,161	$95,707	$16,296
Cash payments for interest	$498	$358	$361
Non-cash transfers of engineering and demonstration tools from inventory to equipment, net	$1,423	$15,242	$5,607

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(Shares and amounts in thousands)
Balance at September 30, 2005	85,532	$855	$381,970	$—	$316,330	$(9,366)	$(713)	$689,076
Components of comprehensive income:
Net income	—	—	—	—	94,684	—	—	94,684
Unrealized gain on cash flow hedging instruments	—	—	—	—	—	—	1,547	1,547
Reclassification adjustment for realized gains on cash flow hedging instruments included in net income	—	—	—	—	—	—	(2,102)	(2,102)
Unrealized gain on investments	—	—	—	—	—	—	448	448
Reclassification adjustment for realized gains on investments included in net income	—	—	—	—	—	—	(156)	(156)

Total comprehensive income	—	—	—	—	—	—	—	94,421

Deferred compensation adjustment	—	—	(9,366)	—	—	9,366	—	—
Acquisition of treasury shares	(5,621)	—	—	(108,910)	—	—	—	(108,910)
Stock-based compensation expense	—	—	18,916	—		—	—	18,916
Issuance of common stock under stock plans including, income tax benefit of $10,825	3,430	35	61,412	—	—	—	—	61,447

Balance at September 29, 2006	83,341	890	452,932	(108,910)	411,014	—	(976)	$754,950
Components of comprehensive income:
Net income	—	—	—	—	142,207	—	—	142,207
Unrealized gain on cash flow hedging instruments	—	—	—	—	—	—	335	335
Reclassification adjustment for realized gains on cash flow hedging instruments included in net income	—	—	—	—	—	—	(548)	(548)
Unrealized loss on investments	—	—	—	—	—	—	(787)	(787)
Reclassification adjustment for realized losses on investments included in net income	—	—	—	—	—	—	27	27

Total comprehensive income	—	—	—	—	—	—	—	141,234

Defined benefit obligation upon adoption of SFAS 158, net of tax	—	—	—	—	—	—	776	776
Acquisition of treasury shares	(11,343)	—	—	(426,513)	—	—	—	(426,513)
Stock-based compensation expense	—	—	19,651	—		—	—	19,651
Issuance of common stock under stock plans including, income tax benefit of $21,721	3,754	37	75,843	—	—	—	—	75,880

Balance at September 28, 2007	75,752	927	548,426	(535,423)	553,221		(1,173)	$565,978
Components of comprehensive income:
Net income	—	—	—	—	98,413	—	—	98,413
Unrealized gain on cash flow hedging instruments (net of tax of $317)	—	—	—	—	—	—	460	460
Reclassification adjustment for realized gains on cash flow hedging instruments included in net income (net of tax of $277)	—	—	—	—	—	—	(389)	(389)
Unrealized loss on investments (net of tax of $1,051)	—	—	—	—	—	—	(1,469)	(1,469)
Reclassification adjustment for realized gains on investments included in net income (net of tax of $168)	—	—	—	—	—	—	(235)	(235)
Actuarial gain on pension plan (net of tax of $432)	—	—	—	—	—	—	629	629

Total comprehensive income	—	—	—	—	—	—	—	97,409

Cumulative effect of adoption of FIN 48	—	—	—	—	(1,704)	—	—	(1,704)
Acquisition of treasury shares	(4,751)	—	—	(179,454)	—	—	—	(179,454)
Stock-based compensation expense	—	—	23,107	—	—	—	—	23,107
Issuance of common stock under stock plans including, income tax benefit of $2,629	818	8	9,959	—	—	—	—	9,967

Balance at October 3, 2008	71,819	$935	$581,492	$(714,877)	$649,930	$—	$(2,177)	$515,303

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

Note 2.    Summary of Significant Accounting Policies

Fiscal Year

Varian Semiconductor’s fiscal year is a 52- to 53-week period that ends on the Friday nearest September 30. Fiscal year 2008 is comprised of a 53-week period ended on October 3, 2008. Fiscal year 2007 is comprised of a 52-week period ended on September 28, 2007. Fiscal year 2006 is comprised of a 52-week period ended on September 29, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of Varian Semiconductor and its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, Varian Semiconductor evaluates its estimates and assumptions including, but not limited to, deferred revenue, loss contingencies, warranty accruals, the reserve for excess and obsolete inventory, income taxes payable, deferred tax assets, stock-based compensation, and allowance for doubtful accounts. Actual results may differ from those estimates.

Revenue Recognition

Product revenue includes established products, new products, upgrades and spare parts.

Varian Semiconductor recognizes revenue from product sales upon shipment, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectability is reasonably assured, and there are no uncertainties regarding customer acceptance.

For established and new products, a portion of the total purchase price is typically not due until installation occurs and the customer accepts the product. For established products, the lesser of the amount allocated to the equipment or the contractual amount due upon delivery is recorded as product revenue upon delivery. The amount deferred is recognized as revenue upon customer acceptance. For new products, revenue allocated to the equipment is recognized upon customer acceptance. Spare parts and upgrade sales are recognized as revenue upon the later of delivery or the transfer of title and risk of loss to the customer.

Varian Semiconductor generally follows predetermined criteria for changing the classification of a new product to an established product. Varian Semiconductor generally recognizes products as established after demonstrating success in achieving customer acceptance of the same tool type and specification, for the same or similar application. In most circumstances, once a new product achieves the predetermined criteria, the product is considered established. Furthermore, prior installation costs on the tool type can also influence the evaluation of tool maturity on a going forward basis.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Products are classified as established if the installation process and the post-delivery acceptance provisions are deemed routine, because acceptance provisions are generally a replication of pre-shipment procedures, and there is a demonstrated history of achieving the predetermined established product criteria. The majority of products are designed and manufactured to meet contractual customer specifications. To ensure customer specifications are satisfied, the systems are tested at Varian Semiconductor’s manufacturing facility prior to shipment. To the extent that customers’ conditions cannot be replicated in Varian Semiconductor’s facilities or if there is not a demonstrated history of meeting newer customer specifications, then the product is treated as new for revenue recognition purposes.

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

Varian Semiconductor’s transactions frequently include the sale of systems and services under multiple element arrangements. Revenue under these arrangements is allocated to all elements, except systems, based upon the fair value of those elements. All elements may not be delivered and recognized as revenue during the same period. In such cases, Varian Semiconductor defers the fair value of the undelivered element until that element is delivered. The amount allocated to installation labor is based upon hourly rates at the estimated time to complete the service. The fair value of all other elements is based upon the price charged when these amounts are sold separately and unaccompanied by other elements. The amount of revenue allocated to systems is done on a residual method basis. Under this method, the total value of the arrangement is allocated first to the undelivered elements based on their fair values, with the remainder being allocated to systems revenue. If fair value cannot be determined for any of the undelivered elements, the entire value of the arrangement is deferred.

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

Evaluation Tools

Varian Semiconductor periodically supplies evaluation tools to potential new customers, usually for a period of six months to one year. While the tool is at the customer’s semiconductor manufacturing factory (“fab”), Varian Semiconductor and the customer work closely together through complex processes to qualify the tool for that particular customer's requirements. These qualification costs are included in marketing, general and

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

administrative expenses in the period incurred. Varian Semiconductor generally reduces the carrying value of the evaluation tool ratably over a period of four years until it is determined that a sale may likely result. This cost is recorded as a component of marketing, general and administrative expenses and the carrying value of the evaluation tool is included in inventory. Customer evaluations are often successful and upon fulfillment of all four revenue recognition criteria, Varian Semiconductor recognizes the revenue from the evaluation tool and remaining tool cost through revenue and cost of product revenue, respectively.

Stock-based Compensation

Varian Semiconductor applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.” SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee and director services. Stock-based compensation cost is measured at grant date and based on the fair value of the award. The straight-line method is applied to all grants with service conditions, while the graded vesting method is applied to all grants with both service and performance conditions.

The choice of a valuation technique and the approach utilized to develop the underlying assumptions for that technique, involve significant judgments. These judgments reflect management’s assessment of the most accurate method of valuing the stock options Varian Semiconductor issues, based on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. Varian Semiconductor's judgments could change over time as additional information becomes available, or the facts underlying the assumptions change over time. Any change in judgments could have a material impact on Varian Semiconductor's financial statements. Varian Semiconductor believes that these estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

Cash, Cash Equivalents and Investments

Varian Semiconductor considers currency on hand, demand deposits and all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments.

Short-term investments consist primarily of certificates of deposit, Treasury and government agency securities and corporate bonds with ratings AA or better. All short-term investments have been classified as available-for-sale and are carried at fair market value, which approximates cost, due to the short period of time to maturity and the relative risk of the investments. As of October 3, 2008, Varian Semiconductor had the ability but not the intent to liquidate certain investments in order to meet its liquidity needs for the next twelve months. Accordingly, those investments with contractual maturities greater than one year from the date of acquisition have been classified as long-term.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed in the period the cost is incurred. Plant and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is less. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are relieved from the accounts and resulting gains or losses are included in operating income in the consolidated statements of income.

Goodwill and Other Long-Lived Assets

At October 3, 2008 and September 28, 2007, goodwill was $12.3 million. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized. Varian Semiconductor tests for the impairment of goodwill on an annual basis or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Varian Semiconductor tests for goodwill impairment at the entity level, as its subsidiaries do not constitute separate businesses and all possess similar economic characteristics. The test is performed by deducting the fair value of all assets and liabilities from the total estimated fair value to determine residual goodwill. As of October 3, 2008, Varian Semiconductor completed its annual goodwill impairment test and determined that no impairments existed.

Whenever events or changes in circumstances indicate that the carrying amounts of a long-lived asset may not be recoverable, Varian Semiconductor reviews these assets for impairment. If the future undiscounted cash flows are less than the carrying amount of that asset, impairment exists. Varian Semiconductor recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Fair value is normally assessed using a discounted cash flow model.

Product Warranties

Varian Semiconductor provides for the estimated cost of product warranties, the amount of which is based primarily upon historical information, at the time product revenue is recognized. While Varian Semiconductor engages in extensive product quality programs and processes including actively monitoring and evaluating the

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on September 29, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition.

Derivative Financial Instruments

Varian Semiconductor’s foreign subsidiaries operate and sell Varian Semiconductor’s products in various global markets. As a result, Varian Semiconductor is exposed to changes in foreign currency exchange rates. Varian Semiconductor utilizes foreign currency forward exchange contracts to hedge against currency exposures that are

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

All of Varian Semiconductor’s derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged. There were six forward foreign exchange sell contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at October 3, 2008, totaling an equivalent notional value of $21.6 million. In addition, there was one forward foreign exchange purchase contract in the amount of an equivalent notional value of $2.8 million offsetting one of the six forward sell contracts.

Foreign Currency Translation

For international operations, the U.S. dollar is the functional currency. Monetary assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates. Nonmonetary assets such as inventories and property, plant, and equipment are translated at historical rates. Income and expense items are translated at effective rates of exchange prevailing during each year, except that inventories and depreciation charged to operations are translated at historical rates. Foreign exchange gains and losses are recorded in the Consolidated Statements of Income in other income (expense), net.

Concentration of Risk

Financial instruments that potentially expose Varian Semiconductor to concentrations of credit risk consist principally of trade accounts receivable, cash investments and forward foreign exchange contracts. In recent fiscal years, Varian Semiconductor has sold over half of its systems to its ten largest customers, and its trade accounts receivable is primarily comprised of these respective customers. However, the concentration of credit risk is limited as the customer base is dispersed among many geographic regions and is comprised primarily of large multinational companies. Furthermore, for some higher risk customers, Varian Semiconductor may require a letter of credit to reduce credit exposure. Varian Semiconductor performs ongoing credit evaluations and generally does not require collateral from its customers. As of October 3, 2008, four customers accounted for 16%, 12%, 11% and 10% of the total accounts receivable balance. As of September 28, 2007, one customer accounted for 15% of the accounts receivable balance.

In fiscal year 2008, revenue from two customers accounted for 16% and 13% of Varian Semiconductor’s total revenue. In fiscal year 2007, revenue from one customer accounted for 17% of Varian Semiconductor’s total revenue. In fiscal year 2006, revenue from three customers accounted for 11%, 10% and 10% of Varian Semiconductor’s total revenue.

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash and cash equivalents. The carrying

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at October 3, 2008 and September 28, 2007 were $110.2 million and $84.5 million, respectively. Cash and cash equivalents are invested with multiple financial institutions. Investments consist primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings AA or better. All investments have been classified as available-for-sale and are carried at fair market value due to the short period of time to maturity and the relative risk of the investments. Varian Semiconductor manages its cash equivalents and investments as a single portfolio of highly marketable securities that is intended to be available to meet Varian Semiconductor’s current cash requirements. Varian Semiconductor also places forward foreign exchange contracts with investment grade financial institutions in order to minimize currency risk exposure.

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

Research and Development Costs

Research and development is comprised mainly of costs of internally-funded projects as well as continuing product development support. Costs incurred generally consist of employee and material costs, depreciation of equipment and other engineering related expenses. Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. Varian Semiconductor will adopt the delayed portions of SFAS No. 157 during fiscal year 2010, while all other portions of the standard will be adopted during fiscal year 2009, as required. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including interim periods, for that fiscal year. Our financial assets and liabilities impacted by SFAS No. 157 relate primarily to investments and hedging derivatives. Varian Semiconductor does not believe there will be any material impact on its financial position, results of operations and liquidity as a result of adopting the provisions of SFAS No. 157.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which Varian Semiconductor adopted October 4, 2008 for fiscal year 2009, in situations where the market is not active. Varian Semiconductor will consider the guidance provided by FSP SFAS No. 157-3 in its determination of estimated fair values for the fiscal year 2009.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to measure items at fair value can be made on an instrument-by-instrument basis, but once the decision is made, it is permanent. This statement will be effective for Varian Semiconductor’s fiscal year 2009. Varian Semiconductor does not estimate a significant impact on its financial statements relating to SFAS No. 159.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires enhanced disclosure requirements for derivative instruments and hedging activities including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for Varian Semiconductor’s fiscal year 2010. Varian Semiconductor is in the process of evaluating the impact of this statement on its financial statements.

Note 3.    Stock-Based Compensation

Effective October 1, 2005, Varian Semiconductor adopted on a modified prospective basis the provisions of SFAS No. 123(R), “Share-Based Payment (Revised 2004),” (“SFAS No. 123(R)”) and related guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock awards and employee stock purchases related to Varian Semiconductor’s Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense on a straight-line or graded basis over the employee’s requisite service period.

Under the modified prospective transition method, stock-based compensation expense recognized during the fiscal year ended September 29, 2006 includes: (a) ESPP awards with the offering period commencing on July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) stock options and restricted stock awards granted prior to, but not yet vested as of September 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (c) stock options, restricted stock and ESPP awards granted, subsequent to September 30, 2005, based on the grant-date fair value, in accordance with the provisions of SFAS No. 123(R).

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of Varian Semiconductor’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period. The effect of recording stock-based compensation for the fiscal years ended October 3, 2008, September 28, 2007 and September 29, 2006 was as follows:

	Fiscal Year Ended
	October 3, 2008	September 28, 2007	September 29, 2006
	(Amounts in thousands)
Stock-based compensation expense by type of award:
Stock options	$10,827	$9,885	$11,858
Restricted stock	11,040	8,719	6,169
Employee Stock Purchase Plan	1,240	1,047	977
Less: Amounts capitalized as inventory	—	—	(88)

Total stock-based compensation	23,107	19,651	18,916
Less: Tax effect on stock-based compensation	(9,544)	(9,688)	(6,053)

Effect on net income	$13,563	$9,963	$12,863

Effect of stock-based compensation on income by line item:
Cost of product revenue	$1,025	$1,261	$1,112
Cost of service revenue	1,035	1,048	938
Research and development expense	4,611	3,863	3,673
Marketing, general and administrative expense	16,436	13,479	13,193
Provision for income taxes	(9,544)	(9,688)	(6,053)

Total cost related to stock-based compensation	$13,563	$9,963	$12,863

Varian Semiconductor estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. Varian Semiconductor’s expected term is calculated using historical data and assumes that all outstanding options will be exercised at the midpoint of the vesting date and the full contractual term and is further adjusted for demographic data. Varian Semiconductor interpolates the risk-free interest rate from the U.S. Treasury zero-coupon bond that coincides with the expected term. Varian Semiconductor does not have a history of paying dividends, nor does it expect to in the future. Varian Semiconductor has determined that a blended volatility, using Varian Semiconductor’s historical and implied volatility measures and a peer group implied volatility, best reflects expected volatility over the expected term of the option. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option granted during the fiscal years ended October 3, 2008, September 28, 2007 and September 29, 2006 were estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	October 3, 2008	September 28, 2007	September 29, 2006
Expected life (in years)	3.6	4.0	4.1
Expected volatility	46.1%	39.2%	38.8%
Risk-free interest rate	3.0%	4.6%	4.8%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted-average grant date fair value	$13.47	$12.88	$8.61

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Incentive Plan

The 2006 Stock Incentive Plan (the “Plan”), which replaced the Amended and Restated Omnibus Stock Plan upon shareholder approval on February 9, 2006, provides for the grant of non-qualified share-based awards to eligible employees, consultants and non-employee directors of Varian Semiconductor. As of October 3, 2008, a total of 7,752,154 shares were reserved for future issuance under the Plan.

Stock option awards granted under the Plan generally have a life no longer than eight years after the date of the grant and generally vest as to 25% one year from date of grant with the remaining 75% vesting in twelve equal quarterly installments so that all options are vested at the end of four years. Varian Semiconductor normally settles employee stock option exercises with newly issued common shares.

Restricted stock awards are granted under the Plan at $0.01 per share and generally vest as to 25% one year from the date of grant with the remaining 75% vesting in twelve equal quarterly installments. In December 2007, the Board of Directors approved a performance-based restricted stock award to certain executives of Varian Semiconductor. Varian Semiconductor assessed the probability of these executives meeting the performance goals on a quarterly basis throughout the performance period. The terms of the award require that vesting occurs only if specified performance targets and service conditions, as established by the Compensation Committee, are satisfied for the fiscal year ending October 3, 2008. Following the end of the performance period, Varian Semiconductor determined that the performance conditions were not met, thus all previously recorded expense for the associated grants was reversed and the awards have been cancelled.

Stock compensation expense associated with restricted common stock and restricted stock units is charged for the difference between the market value on the date of grant and the issuance price, less estimated forfeitures, and is amortized over the awards’ vesting period on a straight-line basis for all grants with service conditions, while the graded vesting method applies to all grants with both service and performance conditions.

The following table summarizes the stock option and restricted stock activity for the fiscal year ended October 3, 2008:

	Stock Option Activity				Unvested Restricted Stock Activity
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value
			(In years)	(In thousands)
Outstanding at September 28, 2007	4,447,453	$20.36			1,074,513	$24.13
Granted	1,034,340	36.90			243,470	38.44
Options exercised	(242,519)	16.11
Vesting of restricted stock					(455,540)	23.29
Forfeited/expired/cancelled	(82,488)	28.17			(76,780)	31.15

Outstanding at October 3, 2008	5,156,786	$23.76	4.3	$18,152	785,663	$28.36

Options vested and expected to vest at October 3, 2008	5,027,875	$23.48	4.3	$18,132
Options exercisable at October 3, 2008	3,053,467	$17.66	3.4	$16,876

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value is based on Varian Semiconductor’s closing stock price of $21.70 as of October 3, 2008, and represents the amounts that would have been received by the option holders had all option holders exercised their options as of that date.

As of October 3, 2008, the unrecognized compensation cost related to unvested stock options was $21.4 million including estimated forfeitures. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 3.6 years.

As of October 3, 2008, the unrecognized compensation cost related to unvested restricted stock was $19.8 million including estimated forfeitures. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 2.3 years.

The total intrinsic value of options exercised during the fiscal year ended October 3, 2008 was $4.8 million, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date strike price. The total amount of cash received from the exercise of these options was $3.9 million. The actual tax benefit realized for the tax deductions from option exercises totaled $1.5 million for fiscal year ended October 3, 2008. The total intrinsic value of options exercised during the fiscal years ended September 28, 2007 and September 29, 2006 was $69.5 million and $32.9 million, respectively. The total amount of cash received in fiscal years ended September 28, 2007 and September 29, 2006 from the exercise of these options was $51.0 million and $47.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $24.0 million and $11.6 million for the fiscal years ended September 28, 2007 and September 29, 2006, respectively.

The total fair value of restricted stock grants that vested during the fiscal year ended October 3, 2008 was $16.9 million. The total fair value of restricted stock grants that vested during the fiscal years ended September 28, 2007 and September 29, 2006 was $16.1 million and $5.1 million, respectively.

During the fiscal year ended October 3, 2008, Varian Semiconductor awarded a total of 12,500 restricted stock units which vested upon grant.

Employee Stock Purchase Plan

Employees of Varian Semiconductor who elect to participate in the ESPP are able to purchase common stock at the lower of 85% of the fair market value of Varian Semiconductor’s common stock on the first or last day of the applicable offering period. Typically, each offering period lasts six months. The ESPP permits an enrolled employee to have withheld from his or her salary an amount between 1% and 10% of compensation, which is used to purchase shares of common stock and is intended to meet the requirements of Section 423 of the Internal Revenue Code. As of October 3, 2008, there were a total of 933,871 shares of common stock reserved for issuance under the ESPP. The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	October 3, 2008	September 28, 2007	September 29, 2006
Expected life (in years)	0.5	0.5	0.5
Expected volatility	53.2%	44.6%	37.9%
Risk-free interest rate	2.7%	5.1%	4.8%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted-average grant date fair value	$10.84	$9.69	$5.56

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Cash, Cash Equivalents and Investments

Varian Semiconductor considers currency on hand, demand deposits, and all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at October 3, 2008 and September 28, 2007 were $110.2 million and $84.5 million, respectively.

Investments consist primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit with ratings AA or better. All investments have been classified as available-for-sale and are carried at fair market value due to the short period of time to maturity and the relative risk of the investments. As of October 3, 2008, Varian Semiconductor had the ability, but not the intent, to liquidate certain investments in order to meet its liquidity needs for the next twelve months. Accordingly, those investments with contractual maturities greater than one year from the date of acquisition have been classified as long-term.

As of October 3, 2008, a net unrealized loss on investments of $3.7 million was recorded as accumulated other comprehensive loss. As of September 28, 2007, a net unrealized gain on investments of $58 thousand was recorded as accumulated other comprehensive gain.

Varian Semiconductor has determined that the unrealized losses at October 3, 2008, as aggregated by security type in the table below, are temporary. This assessment is based upon the nature of the investments and the causes of the unrealized losses. The investments are in corporate and US Treasury and agency bonds, as stated in the investment policy. The unrealized losses relate to the decline in fair value due to differences between the securities’ interest rates at acquisition and current interest rates, plus the temporary inability to sell certain securities in the prevailing financial environment.

Net realized gain for the fiscal year ended October 3, 2008 was approximately $0.4 million. Net realized loss for the fiscal year ended September 28, 2007 was approximately $0.05 million, and the net realized gain for the fiscal year ended September 29, 2006 was $0.23 million.

	In Loss Position for Less than 12 Months		In Loss Position for 12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Amounts in thousands)
Corporate Bonds	$60,904	$(1,338)	$23,691	$(1,750)	$84,595	$(3,088)
Municipal Bonds	10,627	(51)	—	—	10,627	(51)
Other	2,486	(363)	1,509	(422)	3,995	(785)

	$74,017	$(1,752)	$25,200	$(2,172)	$99,217	$(3,924)

Investments by security type at October 3, 2008 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(Amounts in thousands)
U.S. Treasury and agency securities	$5,539	$46		$5,585
Corporate Bonds	106,059	119	(3,088)	103,090
Municipal Bonds	24,819	49	(51)	24,817
Other	5,780	—	(785)	4,995

	$142,197	$214	$(3,924)	$138,487

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments by security type at September 28, 2007 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Bank certificates of deposit	$10,450	$—	$—	$10,450
U.S. Treasury and agency securities	50,472	197	(130)	50,539
Corporate bonds	115,797	162	(345)	115,614
Municipal bonds	5,000	—	—	5,000
Other	2,760	174	—	2,934

	$184,479	$533	$(475)	$184,537

The investment maturities are as follows:

	Estimated Fair Value
	October 3, 2008	September 28, 2007
	(Amounts in thousands)
Maturing within 1 year	$68,996	$88,384
Maturing between 1 year and 5 years	69,491	94,525
Maturing over 5 years	—	1,628

Total	$138,487	$184,537

Note 5.    Accounts Receivable

Accounts receivable consist of the following:

	October 3, 2008	September 28, 2007
	(Amounts in thousands)
Accounts receivable	$130,184	$190,133
Allowance for doubtful accounts	(1,280)	(560)

Accounts receivable, net	$128,904	$189,573

Note 6.    Inventories

The components of inventories are as follows:

	October 3, 2008	September 28, 2007
	(Amounts in thousands)
Raw materials and parts	$82,343	$81,330
Work in process	16,509	41,539
Finished goods	66,349	47,424

Total inventories	$165,201	$170,293

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Property, Plant and Equipment

The components of property, plant, and equipment are as follows:

	Useful Life	October 3, 2008	September 28, 2007
	(In years)	(Amounts in thousands)
Land and land improvement	—	$6,070	$5,918
Buildings and leasehold improvements	7-20	59,329	54,958
Machinery and equipment	2-7	126,950	125,783
Construction in progress	—	3,514	2,578

		195,863	189,237
Accumulated depreciation		(129,227)	(115,257)

Property, plant and equipment, net		$66,636	$73,980

Depreciation expense was $17.1 million, $14.4 million and $13.0 million for fiscal years 2008, 2007 and 2006, respectively. There were no capital leases in fiscal years ending October 3, 2008 and September 28, 2007.

Note 8.    Notes Payable

On May 23, 2008, Varian Semiconductor entered into a credit agreement with multiple financial institutions providing for borrowings of a maximum principal amount of up to $100 million under an unsecured revolving credit facility. Amounts may be borrowed, repaid and re-borrowed from time to time during the five year commitment period ending May 23, 2013. Borrowings will bear interest at a rate per annum equal to either: (1) the greater of (a) the prime rate and (b) the federal funds rate plus 0.50%; or (2) the sum of (a) LIBOR, with certain adjustments and (b) an “applicable rate,” defined in the credit agreement as a percentage spread based on Varian Semiconductor’s leverage ratio. The credit agreement contains events of default and covenants. The credit facility is intended to provide ongoing working capital and cash for acquisitions, stock repurchases, capital expenditures and other general corporate purposes. As of October 3, 2008, there were no outstanding borrowings under the credit agreement.

As of October 3, 2008 and September 28, 2007, Varian Semiconductor’s subsidiary in Japan had two credit facilities available with two different financial institutions. At October 3, 2008, maximum available borrowings under each of the two facilities were as follows: Yen 500,000,000 ($4.7 million) and Yen 400,000,000 ($3.8 million). The loans are not collateralized and contain no restrictive covenants, although each loan is guaranteed by Varian Semiconductor. The interest rate for the Yen 500,000,000 facility is the 3-month Tokyo interbank offered rate (TIBOR) + 1.00% (approximately 1.88% at October 3, 2008 and 1.84% at September 28, 2007). The interest rate for the Yen 400,000,000 credit facility is based on the short-term prime rate (approximately 0.97% at October 3, 2008 and 1.875% at September 28, 2007, when the facility was Yen 1,000,000,000). There were no outstanding borrowings under either facility at October 3, 2008 or September 28, 2007.

Varian Semiconductor also has borrowing capacity in Europe and Taiwan. Varian Semiconductor’s subsidiary in Europe maintains a credit facility that includes overdraft protection of Euro 2.5 million which at October 3, 2008 translated to $3.5 million. Interest accrues at the Euro base rate + 1.5% and was approximately 7.9% at October 3, 2008. Borrowings under this facility are payable on demand. Varian Semiconductor’s subsidiary in Taiwan maintains a credit facility of $1.0 million. Any outstanding U.S. Dollar borrowings under the Taiwan facility accrue interest at the local base rate + 2.0% plus taxes, which was approximately 7.4% at October 3, 2008. Any New Taiwan Dollar borrowings accrue interest at the local base rate + 2.0% plus taxes, which was

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately 4.12% at October 3, 2008. Both U.S. Dollar and New Taiwan Dollar borrowings are payable within six months of drawdown. Neither credit facility is collateralized nor do they contain any restrictive covenants, although each facility is guaranteed by Varian Semiconductor. There were no outstanding borrowings as of October 3, 2008 or September 28, 2007 under either facility.

Note 9.    Accrued Expenses

The components of accrued expenses are as follows:

	October 3, 2008	September 28, 2007
	(Amounts in thousands)
Accrued incentives	$14,921	$18,103
Accrued employee benefits	9,756	11,842
Accrued payroll	7,367	5,356
Accrued retirement benefits	2,593	7,149
Other	7,108	8,028

Total accrued expenses	$41,745	$50,478

Note 10.    Restructuring

Varian Semiconductor’s business is cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has historically experienced periodic downturns and, in response, Varian Semiconductor has occasionally recorded restructuring charges in connection with cost reduction initiatives implemented in response to those downturns. Restructuring charges typically consist of severance, benefits and outplacement services offered to terminated employees and sometimes include charges for remaining lease payments on facilities that are closed. Prior to any restructuring announcements, the restructuring is approved by the appropriate level of management necessary to commit to the specific actions of the reduction in force.

In the fiscal third quarter of 2008, Varian Semiconductor incurred a restructuring charge of $0.6 million in connection with cost reduction initiatives implemented in response to an industry downturn. The restructuring charge, part of an ongoing benefit arrangement, is accounted for under SFAS No. 112, “Accounting for Postemployment Benefits.” The expense related to a reduction of headcount in the United States of approximately 30 people.

In the fiscal fourth quarter of 2008, Varian Semiconductor reduced headcount by an additional 19 people resulting in a charge of $0.6 million.

In fiscal year 2009, Varian Semiconductor expects a continuation of cost reduction initiatives. As of November 20, 2008, Varian Semiconductor had already incurred an additional $3.1 million in restructuring charges relating to further headcount reduction.

Varian Semiconductor began relocating its European operations in Houten, the Netherlands to Schaffhausen, Switzerland, in the fiscal fourth quarter of 2008. The restructuring is accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and is comprised primarily of one-time termination benefits and a contract termination expense, a facility lease. Accordingly, a charge of $0.4 million, primarily severance related, was recorded in the fiscal fourth quarter of 2008.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Varian Semiconductor estimates that the European restructuring activity, inclusive of fiscal year 2008 fourth quarter activity ($0.4 million), will cost $2.4 million. The estimate includes contract termination costs of approximately $0.3 million (a facility lease), one-time termination benefits of $1.6 million (severance), and other associated costs of $0.1 million.

The following table summarizes the components of these charges including ongoing benefit arrangements, one-time termination benefits, contract termination costs, and other associated costs.

	Ongoing Benefit Arrangements	One-time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
	(Amounts in thousands)
Accrued expenses at September 28, 2007	—	—	—	—	—
Costs incurred	$1,208	$324	—	$75	$1,607
Costs paid	(1,024)	—	—	—	(1,024)

Accrued expenses at October 3, 2008	$184	$324	$—	$75	$583

Cash outlays related to one-time termination benefits and contract termination costs to exit the Houten facility will continue through fiscal years 2010, and 2013, respectively.

Varian Semiconductor did not recognize restructuring costs during fiscal year 2007 or 2006.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product warranty activity for fiscal years 2008 and 2007 was as follows:

Liability
(Amounts in thousands)
Balance as of September 30, 2006	$9,813
Accruals for warranties issued during the period	15,883
Decrease to pre-existing warranties	(921)
Settlements made during the period	(11,796)

Balance as of September 29, 2007	$12,979
Accruals for warranties issued during the period	11,325
Decrease to pre-existing warranties	(861)
Settlements made during the period	(15,104)

Balance as of October 3, 2008	$8,339

Current portion of product warranty	7,661
Long-term portion of product warranty	678

Total product warranty	$8,339

Note 12.    Deferred Revenue

The components of deferred revenue are as follows:

	October 3, 2008	September 28, 2007
	(Amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$16,794	$40,415
Extended warranties	15,670	15,007
Maintenance and service contracts	5,704	7,341
Other deferred revenue	778	635

Total deferred revenue	$38,946	$63,398

Current portion of deferred revenue	$32,285	$54,742
Long-term portion of deferred revenue	6,661	8,656

Total deferred revenue	$38,946	$63,398

Note 13.    Long-Term Accrued Expenses and Other Long-Term Liabilities

$63.6 million in long-term accrued expenses and other long-term liabilities at October 3, 2008 are comprised of accruals of $42.3 million for long-term tax liabilities. In addition, post-employment liabilities, environmental and other costs not expected to be expended within the next year are included in long-term accrued expenses and other long-term liabilities. The current portion is recorded within accrued expenses. $53.9 million in long-term accrued expenses and other long-term liabilities at September 28, 2007 are comprised of accruals of $28.5 million for long-term tax liabilities.

Note 14.    Long-term Debt

In February 2003, Varian Semiconductor purchased its previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The loan has a

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. Prepayment would require Varian Semiconductor to pay a prepayment penalty equal to the greater of two percent of the outstanding principal balance or the excess of the present value of all future loan payments over the outstanding principal balance of the loan. The $2.8 million carrying amount of the loan had an estimated fair value of $2.9 million at October 3, 2008. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and Varian Semiconductor’s financial condition at October 3, 2008.

The loan payments are as follows:

Fiscal Year	Annual Loan Payments
(Amounts in thousands)
2009	$785
2010	785
2011	785
2012	785
2013	196

Total loan payments	3,336
Less: Amount representing interest	(575)

Total Principal	2,761
Current portion of long-term debt	(558)

Long-term debt	$2,203

As of October 3, 2008, Varian Semiconductor also had a standby letter of credit outstanding for $0.9 million as a guarantee for the debt on this facility.

Note 15.    Forward Exchange Contracts

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

Varian Semiconductor hedges currency exposures that are associated with certain of its assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange losses for the fiscal years ended 2008, 2007 and 2006 were $288,000, $311,000 and $146,000, respectively.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Forward exchange contracts outstanding are summarized as follows:

	October 3, 2008			September 28, 2007
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
	(Dollars in thousands)
Foreign currency purchase contracts:
Singapore Dollar	$3,573	1.42	$3,519	$4,609	1.52	$4,678
New Taiwan Dollar	—	—	—	2,093	32.93	2,100
Korean Won	2,750	1,129.65	2,535	218	913.35	216
Japanese Yen	—	—	—	557	115.21	556
Euro	2,342	0.71	2,311	—	—	—

Total foreign currency purchase contracts	$8,665		$8,365	$7,477		$7,550

Foreign currency sell contracts:
Japanese Yen	$16,875	108.27	$17,297	$24,186	114.91	$24,052
Korean Won	13,660	1,084.26	12,086	5,072	939.70	5,177
Euro	—	—	—	1,077	0.73	1,112
Israeli Shekel	1,088	3.60	1,123	311	4.13	319
Singapore Dollar	—	—	—	169	1.49	168
New Taiwan Dollar	1,009	32.02	1,004	—	—	—

Total foreign currency sell contracts	32,632		31,510	30,815		30,828

Total contracts	$41,297		$39,875	$38,292		$38,378

Varian Semiconductor uses derivative instruments to protect its foreign operations from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Varian Semiconductor hedges its current exposures and a portion of its anticipated foreign currency exposures with hedging instruments having terms of up to twelve months.

Varian Semiconductor’s international sales, except for those in Japan, are primarily denominated in the U.S. dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to Varian Semiconductor. Upon forecasting the exposure, Varian Semiconductor enters into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of income. There was an immaterial amount of ineffectiveness recognized during the fiscal years ended October 3, 2008 and September 28, 2007. At October 3, 2008, there were six forward exchange sell contracts outstanding designated as hedges of anticipated product sales in Japanese Yen, totaling an equivalent of $21.6 million. In addition, there was one forward foreign exchange purchase contract totaling an equivalent of $2.8 million offsetting one of the six forward sell contracts. At September 28, 2007, there were four forward foreign exchange sell contracts outstanding designated as hedges of anticipated product sales in Japanese Yen totaling an equivalent of $12.6 million. In addition, there were two forward foreign exchange purchase contracts totaling an equivalent of $6.5 million offsetting two of the four forward sell contracts.

There were approximately $0.1 million net unrealized gains on these forward Yen contracts as of October 3, 2008. There was a negligible net unrealized loss on these forward Yen contracts as of September 28, 2007. The

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of forward exchange contracts generally reflects the estimated amounts that Varian Semiconductor would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of Varian Semiconductor’s exposure.

Note 16.    Income Taxes

Provision for income taxes:

	Fiscal Year Ended
	October 3, 2008	September 28, 2007	September 29, 2006
	(Amounts in thousands)
Current
U.S. Federal	$46,216	$117,897	$22,234
State	1,401	2,586	753
Foreign	10,220	10,156	10,106

Total current	57,837	130,639	33,093

Deferred
U.S. Federal	8,280	5,749	(2,473)
State	237	164	(71)
Foreign	(3,856)	(2,091)	62

Total deferred	4,661	3,822	(2,482)

Provision for income taxes	$62,498	$134,461	$30,611

Total pre-tax income consists of the following:

	Fiscal Year Ended
	October 3, 2008	September 28, 2007	September 29, 2006
	(Amounts in thousands)
U.S	$107,443	$298,706	$91,870
Foreign	53,468	(22,038)	33,425

Total	$160,911	$276,668	$125,295

Varian Semiconductor’s effective tax rate is based on its current profitability outlook and its expectations of earnings from operations in the U.S. and other tax jurisdictions throughout the world.

In fiscal year 2007, Varian Semiconductor implemented a plan to realign the legal entities within its worldwide affiliated group. The objective of this realignment was to make its legal structure more consistent with the geographic mix of its customers and suppliers. In effecting this realignment, Varian Semiconductor has established operations in Switzerland that will provide operational and financial services to all of its international locations. The realignment of Varian Semiconductor’s entities has caused the tax rate to become more sensitive to the geographic distribution of profits. The impact of this realignment caused Varian Semiconductor’s effective tax rate to increase by 8.6 percentage points in fiscal year 2008 and 15.4 percentage points in fiscal year 2007.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate on income before taxes differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Year Ended
	October 3, 2008	September 28, 2007	September 29, 2006
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net	0.9	0.8	0.4
Tax benefit resulting from IRS examination	—	—	(7.2)
Domestic manufacturing/Export sales incentive	(0.5)	(0.8)	(3.0)
Research and development tax credits	(2.9)	(1.8)	(0.5)
Foreign tax differential and net U.S. tax on foreign income	(2.4)	(0.7)	(1.1)
Tax impact of global realignment, net	8.6	15.4	—
Other	0.1	0.7	0.8

Effective tax rate	38.8%	48.6%	24.4%

At October 3, 2008 and September 28, 2007, Varian Semiconductor has provided U.S. tax on all available net unremitted foreign earnings. As a result, Varian Semiconductor has approximately $58 million and $15 million of previously taxed income at October 3, 2008 and September 28, 2007, respectively. It is Varian Semiconductor’s intention to indefinitely reinvest these earnings in non-U.S. operations. However, Varian Semiconductor may decide to repatriate a portion of these previously taxed earnings to the extent that it does not incur an additional withholding tax liability. At September 29, 2006, Varian Semiconductor had $35.2 million of unremitted book earnings that were considered to be permanently reinvested of which approximately $4.6 million were previously taxed income.

The components of the deferred tax assets and liabilities were as follows:

	Fiscal Year Ended
	October 3, 2008	September 28, 2007
	(Amounts in thousands)
Deferred tax assets:
Inventory	$5,586	$10,539
Product warranty	1,176	2,886
Deferred revenue	3,572	4,761
Accrued vacation and other compensation	4,249	4,196
Allowance for doubtful accounts	208	161
State tax credit carryforwards	11,024	12,089
Stock compensation	4,752	2,211
Net operating loss	2,653	2,307
Other	1,143	846

Total deferred tax assets	34,363	39,996
Less: Valuation allowance	(11,024)	(12,089)

Total net deferred tax assets	$23,339	$27,907

Deferred tax liabilities:
Property, plant and equipment	$(2,832)	$(2,681)
Other	(1,119)	(1,177)

Total deferred tax liabilities	$(3,951)	$(3,858)

Net deferred tax asset	$19,388	$24,049

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax assets include state tax credit carryforwards of $17.0 million, $18.6 million and $13.9 million at October 3, 2008, September 28, 2007 and September 29, 2006, respectively. These credits begin to expire in fiscal year 2009.

Varian Semiconductor records a valuation allowance against deferred tax assets if it is more likely than not that a portion of the deferred tax asset will not be realized. On a quarterly basis, Varian Semiconductor evaluates both the positive and negative evidence bearing upon the realizability of its deferred tax assets. Varian Semiconductor considers future taxable income, ongoing prudent and feasible tax planning strategies and the ability to utilize tax losses and credits in assessing the need for a valuation allowance. A valuation allowance related to certain state tax credit carryforwards has been recorded. Although, due to the global reorganization, Varian Semiconductor has increased its utilization of state tax credits, management has concluded that it is more likely than not that a portion of these credits will not be utilized, since historically the annual amount of state credits generated exceeds the amount of credits that can be used. Varian Semiconductor records a benefit to the tax provision and corresponding reduction in the valuation allowance related to the utilization of state tax credits generated in prior years. Should Varian Semiconductor determine that it is not able to realize all or part of its other deferred tax assets in the future, a valuation allowance would be required resulting in an expense recorded within the provision for income taxes in the statement of income in the period in which such determination was made. It is possible that the amount of the deferred tax asset considered realizable could be reduced in the near term, if future taxable income is reduced. Varian Semiconductor’s effective tax rate is affected by levels of taxable income in domestic and foreign tax jurisdictions, U.S. tax credits generated and utilized for research and development expenditures, U.S. foreign income exclusion, investment tax credits and other tax incentives specific to domestic and foreign operations.

In fiscal years 2008, 2007 and 2006, tax deductions associated with certain exercises of stock options, activity related to Varian Semiconductor’s ESPP and vesting of certain restricted stock shares resulted in a tax benefit recorded to capital in excess of par value of $2.6 million, $21.7 million and $10.8 million, respectively. Varian Semiconductor has elected to account for the indirect benefits of stock-based compensation on the research tax credit, extraterritorial income deduction and qualified production deduction through the income statement rather than through paid-in-capital.

Varian Semiconductor adopted FIN 48 on September 29, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption of FIN 48, Varian Semiconductor increased the liability for net unrecognized tax benefits by $1.7 million and accounted for the increase as a cumulative effect of change in accounting principle that resulted in a reduction in retained earnings of $1.7 million at September 29, 2007. Varian Semiconductor also reclassified $4.0 million of current income taxes payable to long-term income taxes payable and $1.3 million of long-term income taxes payable to non-current deferred tax assets.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate changes in the balances of gross unrecognized tax benefits were as follows:

Amounts
(In thousands)
Balance at September 28, 2007	$40,758
Increases for tax positions taken in prior years	1,587
Decreases for tax positions taken in prior years	(341)
Increases for tax positions taken in current years	10,390
Decreases for settlements with taxing authorities	—
Decreases for lapsing of the statute of limitations	—

Balance at October 3, 2008	$52,394

The net increase in the reserve for unrecognized tax benefits during fiscal year 2008 was $11.6 million for positions taken in the current year. Of the $52.4 million of unrecognized tax benefits, $48.1 million would impact the effective tax rate, if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets, $2.8 million of which relate to state tax credits which are fully offset by a valuation allowance. Varian Semiconductor will reexamine the tax provision and the effect of estimated unrecognized tax benefits on its financial position at the end of each reporting period.

Except for the matters currently in the Appeals Office of the Internal Revenue Service (“IRS”), as discussed below, Varian Semiconductor does not anticipate that the total unrecognized tax benefits will significantly change due to increases in reserves, the settlements of audits or the expiration of statute of limitations in the next twelve months.

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various federal, state and foreign tax authorities, including the IRS. Varian Semiconductor is subject to audit by the IRS and various state and foreign authorities for fiscal years 2003 through 2007. The IRS recently concluded an examination of certain refund claims, primarily related to the extraterritorial income exclusion, filed by Varian Semiconductor for fiscal years 2000 through 2004. The IRS issued a notice of disallowance relating to a portion of these claims and Varian Semiconductor filed a formal protest with the Appeals Office of the IRS. An Appeals hearing date has not been set. It is unknown whether agreement on these claims will be reached within the next twelve months. The favorable resolution of these claims could result in a benefit to the tax provision in the range of $0.0 to $5.8 million. Final agreement could reduce the amount of unrecognized tax benefits by approximately $5.8 million.

As of September 29, 2007, Varian Semiconductor had accrued $1.7 million of interest and penalties related to unrecognized tax benefits. As of October 3, 2008, the total amount of accrued interest and penalties was $3.1 million. Varian Semiconductor includes interest and penalties related to unrecognized tax benefits within its provision for income taxes.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculation, the additional shares issuable upon exercise of stock options are determined using the treasury stock method which, as required by SFAS No. 123(R), includes as assumed proceeds share-based compensation expense and the tax effect of such compensation.

The calculation of assumed proceeds, used to determine diluted weighted average shares outstanding under the treasury stock method since the adoption of SFAS No. 123(R), is adjusted by tax windfalls and shortfalls associated with outstanding stock awards. Windfalls and shortfalls are computed by comparing the tax deductible amount of outstanding stock awards to their grant date fair values and multiplying the result by the applicable statutory tax rate. A positive result creates a windfall, which increases the assumed proceeds and a negative result creates a shortfall, which reduces the assumed proceeds.

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Fiscal Year
	2008	2007	2006
	(Amounts in thousands, except per share data)
Numerator
Net Income	$98,413	$142,207	$94,684

Denominator
Denominator for basic income per share:
Weighted average shares outstanding	73,318	80,151	84,605
Effect of dilutive securities:
Stock options and restricted common stock	1,401	2,069	1,185

Denominator for diluted net income per share	74,719	82,220	85,790

Net income per share—basic	$1.34	$1.77	$1.12
Net income per share—diluted	$1.32	$1.73	$1.10

For fiscal years 2008, 2007 and 2006, 1.0 million, 0.3 million and 2.0 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share.

Note 18.    Share Repurchase Plan

In October 2004, Varian Semiconductor’s Board of Directors authorized the repurchase, from time to time, of up to $100 million of Varian Semiconductor’s common stock on the open market. Subsequently, the Board of Directors voted on increases to the amount of funds that may be expended in repurchasing Varian Semiconductor’s common stock to a total of $800 million. The program does not have a fixed expiration date.

Share repurchases under the program during fiscal years ended October 3, 2008 and September 28, 2007 were as follows:

	Fiscal Year Ended
	October 3, 2008	September 28, 2007
	(dollars in thousands, except per share amounts)
Number of shares of common stock repurchased	4,751,480	11,343,017
Total cost of repurchase	$179,454	$426,512
Average price paid per share	$37.74	$37.58

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the repurchases made during fiscal year 2008, Varian Semiconductor has not repurchased any shares between October 4, 2008 and November 17, 2008, the latest practicable date prior to the filing date of this annual report on Form 10-K.

Note 19.    Retirement Plans

Varian Semiconductor has a defined contribution retirement plan covering substantially all of its U.S. employees. Varian Semiconductor makes a guaranteed contribution, and in some years a discretionary contribution, to each participant’s account, generally calculated on fiscal year earnings and as a percentage of the participant’s base pay. Participants are entitled, upon termination or retirement, to their portion of the retirement fund assets, which are held by a third-party custodian. Effective April 2, 1999, Varian Semiconductor assumed responsibility for all of the retirement plans for active employees of Varian Semiconductor; the responsibility for all others, principally retirees of Varian Associates, Inc. (“VAI”), remained with VAI and, subsequently, Varian Medical Systems, Inc. (“VMS”). Additionally, Varian Semiconductor has two subsidiaries which sponsor defined benefit pension plans.

Liabilities for post-employment and post-retirement benefits of $6.6 million and $5.4 million have been included in the consolidated financial statements as of October 3, 2008 and September 28, 2007, respectively. In fiscal years 2008, 2007 and 2006, Varian Semiconductor’s retirement benefit expense was $7.6 million, $8.6 million and $7.2 million, respectively. These expenses consist of Varian Semiconductor’s defined contribution retirement plan, defined benefit pension plans and amounts paid to VMS in reimbursement of shared retirement costs.

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

During fiscal year 2008, the balance in accumulated other comprehensive income increased by $0.6 million, net of $0.4 million tax provision.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20.    Lease Commitments

Varian Semiconductor leases various types of warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements that expire at various dates. Future minimum lease payments under operating leases are as follows:

Fiscal Year	Operating Leases
(Amounts in thousands)
2009	$2,384
2010	970
2011	639
2012	494
2013	144
2014	24

Total minimum lease payments	$4,655

Rental expense for fiscal years 2008, 2007 and 2006, was $3.1 million, $2.4 million and $2.3 million, respectively.

Note 21.    Commitments, Contingencies and Guarantees

From time to time, Varian Semiconductor may be named a defendant in legal actions and could incur an uninsured liability in one or more of them. In the opinion of management, there are presently no legal actions where the outcome would have a material adverse effect on the consolidated financial position, results of operations or cash flows of Varian Semiconductor.

As permitted under Delaware law, Varian Semiconductor has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at the request of Varian Semiconductor. The term of the indemnification period is the later of (i) ten (10) years after the officer’s or director’s relationship with Varian Semiconductor has ceased, or (ii) the termination of all pending or threatened actions, suits, proceedings or investigations. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited; however, Varian Semiconductor has a Director and Officer insurance policy that limits its exposure and enables Varian Semiconductor to recover a portion of any future amounts paid. As a result of Varian Semiconductor’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of October 3, 2008.

Varian Semiconductor enters into indemnification agreements in the normal course of business. Pursuant to these agreements, Varian Semiconductor indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Varian Semiconductor customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to Varian Semiconductor products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments Varian Semiconductor could be required to make under these indemnification agreements is unlimited. Management believes the estimated fair value of these agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of October 3, 2008.

Varian Semiconductor also indemnifies certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claims relating to the use of Varian Semiconductor’s products and services or resulting from the acts or omissions of Varian Semiconductor, its employees, officers, authorized agents or subcontractors. Varian Semiconductor has general and umbrella insurance policies that limit its exposure under these indemnification obligations and guarantees. As a result of Varian Semiconductor’s insurance policy coverage, Varian Semiconductor believes the estimated fair value of these indemnification agreements is minimal. Accordingly, Varian Semiconductor has not recorded any liabilities for these agreements as of October 3, 2008.

Prior to the spin-off of Varian Semiconductor from VAI, Varian Semiconductor’s business was operated as the Semiconductor Equipment Business (“SEB”) of VAI. On April 2, 1999, VAI contributed its SEB to Varian Semiconductor, its Instruments Business (“IB”) to Varian, Inc. (“VI”), and changed its name to VMS. In connection with the spin-off from VAI, Varian Semiconductor, VMS and VI entered into certain agreements which include a Distribution Agreement, an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, and a Transition Services Agreement (collectively, the “Distribution Related Agreements”) whereby Varian Semiconductor agreed to indemnify VMS and VI for any costs, liabilities or expenses relating to Varian Semiconductor’s legal proceedings. Under the Distribution Related Agreements, Varian Semiconductor has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VAI. Varian Semiconductor believes the estimated fair value of the indemnification agreements is minimal, except as already recorded on the financial statements.

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

Varian Semiconductor also enters into purchase order commitments in the normal course of business. As of October 3, 2008, Varian Semiconductor had approximately $38.0 million of purchase order commitments with various suppliers.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Varian Semiconductor has accrued $1.1 million in estimated environmental investigation and remediation costs for these sites and facilities as of October 3, 2008, and $1.2 million as of September 28, 2007. As to other sites

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, Varian Semiconductor has accrued $4.0 million as of October 3, 2008 and $4.1 million as of September 28, 2007, which represents future costs discounted at 7%, net of inflation, to cover Varian Semiconductor’s portion of these costs. This reserve is in addition to the $1.1 million as of October 3, 2008 and $1.2 million as of September 28, 2007 previously described.

As of October 3, 2008, Varian Semiconductor’s environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, is calculated as follows:

Year	Recurring Costs	Non-recurring Costs	Total Anticipated Future Costs
	(Amounts in millions)
2009	$0.3	$0.3	$0.6
2010	0.2	0.3	0.5
2011	0.3	0.2	0.5
2012	0.3	0.4	0.7
2013	0.3	0.2	0.5
Thereafter	3.6	0.6	4.2

Total costs	$5.0	$2.0	7.0

Less: imputed interest			1.7

Environmental liability			$5.3

The current portion of the reserve is $0.7 million. The long-term portion of the reserve is $4.6 million, which is included in long-term accrued expenses.

The amounts set forth in the foregoing table are only estimates of anticipated future environmental-related costs and the amounts actually spent in the years indicated may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites where VMS is undertaking such investigation and remediation activities. VMS believes that most of these cost ranges will narrow as investigation and remediation activities progress. Varian Semiconductor believes that its reserves are adequate, but as the scope of the obligations becomes more clearly defined, these reserves may be modified and related charges against income may be made.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

From time to time, Varian Semiconductor may become involved in legal actions and could incur an uninsured liability. While the ultimate outcome of legal matters is difficult to predict, litigation, and in particular intellectual property litigation, can be expensive and the costs incurred can be substantial, regardless of outcome.

Note 22.    Settlements and License Agreements

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

The royalty-bearing license agreements produced revenue of $0.1 million in fiscal year 2008, $7.5 million in fiscal year 2007 and $9.5 million in fiscal year 2006. The last of the principal patents covered by these licenses expired on March 20, 2007.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Distribution Related Agreements provide that, from and after the spin-off, VMS, VI and Varian Semiconductor indemnify each other and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities, including certain environmental and legal liabilities. All shared liabilities are managed and administered by VMS and expenses and losses, net of proceeds and other receivables, are borne one-third each by VMS, VI and Varian Semiconductor. The Distribution Related Agreements also provide that Varian Semiconductor shall assume all of its liabilities, other than shared liabilities, including accounts payable, accrued payroll and pension liabilities, in accordance with their terms. During fiscal years 2008, 2007 and 2006, Varian Semiconductor was charged $1.0 million, $0.9 million and $1.4 million, respectively, by VMS in settlement of these obligations. Varian Semiconductor’s accounts payable balance due to VMS at October 3, 2008 was $0.1 million. Varian Semiconductor’s accounts payable balance due to VMS at September 28, 2007 was $0.1 million.

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

Revenue from Varian Semiconductor’s ten largest customers, in fiscal years 2008, 2007 and 2006, accounted for approximately 74%, 72% and 63% of total revenue, respectively. Varian Semiconductor expects that sales of its products to relatively few customers will continue to account for a high percentage of its revenue in the foreseeable future. In fiscal year 2008, revenue from two customers accounted for 16% and 13% of Varian Semiconductor’s total revenue. In fiscal year 2007, revenue from one customer accounted for 17% of Varian Semiconductor’s total revenue. In fiscal year 2006, revenue from three customers accounted for 11%, 10% and 10%, respectively, of Varian Semiconductor’s total revenue.

Sales to Asia Pacific accounted for 70%, 71% and 67% of revenues in fiscal years 2008, 2007 and 2006, respectively. Varian Semiconductor’s North American sales accounted for 22% of total revenues in fiscal years 2008, 2007 and 2006. European sales accounted for 7%, 7% and 11% of Varian Semiconductor’s total revenues in fiscal years 2008, 2007 and 2006, respectively.

The following table summarizes revenue based on final destination and long-lived assets by geography:

	North America	Europe	Japan	Taiwan	Korea	Other	Consolidated
	(Amounts in thousands)
2008
Revenue	$185,395	$62,635	$56,678	$261,391	$154,417	$113,545	$834,061
Long-Lived Assets	60,617	298	296	553	7,055	426	69,245

2007
Revenue	$234,078	$73,341	$65,314	$283,562	$235,054	$163,515	$1,054,864
Long-Lived Assets	68,193	403	402	430	8,989	437	78,854

2006
Revenue	$161,129	$78,464	$73,731	$149,330	$151,147	$116,913	$730,714
Long-Lived Assets	56,513	465	8,820	431	11,652	1,392	79,273

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the fiscal years ended 2008, 2007, and 2006

(Amounts in thousands)

Description	Beginning of Period	Charges to Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
				Description	Amount
Allowance for Doubtful Accounts & Accounts Receivable
Fiscal Year Ended 2008	$560	$807	$(72)	Write-offs & adjustments	$15	$1,280
Fiscal Year Ended 2007	$908	$54	$(211)	Write-offs & adjustments	$191	$560
Fiscal Year Ended 2006	$892	$22	$(11)	Write-offs & adjustments	$(5)	$908

Excess and Obsolete Inventory Provision
Fiscal Year Ended 2008	$23,738	$8,544	$—	Write-offs & adjustments	$2,412	$29,870
Fiscal Year Ended 2007	$22,918	$3,443	$—	Write-offs & adjustments	$2,623	$23,738
Fiscal Year Ended 2006	$28,465	$3,967	$(1,692)	Write-offs & adjustments	$7,822	$22,918

Valuation Allowance on Deferred Tax Asset
Fiscal Year Ended 2008	$12,089	$(1,065)	$—	State tax credit carryforwards	$—	$11,024
Fiscal Year Ended 2007	$9,050	$3,039	$—	State tax credit carryforwards	$—	$12,089
Fiscal Year Ended 2006	$8,591	$459	$—	State tax credit carryforwards	$—	$9,050

S-1