Form 10-Q
period 2009-01-02
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2009-02-10
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2009

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

Shares of common stock outstanding at January 30, 2009: 73,035,721

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	January 2, 2009	October 3, 2008
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$170,023	$139,679
Short-term investments	53,642	68,996
Accounts receivable, net	123,068	128,904
Inventories	144,571	165,201
Deferred income taxes	22,348	21,902
Other current assets	23,321	24,447

Total current assets	536,973	549,129

Long-term investments	60,231	69,491
Property, plant and equipment, net	64,482	66,636
Goodwill	12,280	12,280
Other assets	2,556	2,609

Total assets	$676,522	$700,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$571	$558
Accounts payable	21,839	29,072
Accrued expenses	32,996	41,745
Income taxes payable	4,032	3,740
Product warranty	6,289	7,661
Deferred revenue	31,138	32,285

Total current liabilities	96,865	115,061

Long-term accrued expenses and other liabilities	63,774	63,627
Deferred income taxes	3,951	3,951
Long-term debt	2,054	2,203

Total liabilities	166,644	184,842

Commitments, contingencies and guarantees (Note 13)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 93,829,993 shares issued and 72,114,163 outstanding at January 2, 2009; 93,535,106 shares issued and 71,819,276 outstanding at October 3, 2008	938	935
Capital in excess of par value	589,370	581,492
Less: Cost of 21,715,830 shares of common stock held in treasury at January 2, 2009 and October 3, 2008	(714,877)	(714,877)
Retained earnings	636,372	649,930
Accumulated other comprehensive loss	(1,925)	(2,177)

Total stockholders’ equity	509,878	515,303

Total liabilities and stockholders’ equity	$676,522	$700,145

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Three Months Ended
	January 2, 2009	December 28, 2007
	(Amounts in thousands, except per share data)
Revenue
Product	$92,028	$235,510
Service	15,365	18,529
Royalty and license	48	17

Total revenue	107,441	254,056

Cost of revenue
Product	58,019	119,566
Service	9,519	12,286

Total cost of revenue	67,538	131,852

Gross profit	39,903	122,204

Operating expenses
Research and development	22,080	28,743
Marketing, general and administrative	26,760	32,563
Restructuring	6,249	—

Total operating expenses	55,089	61,306

Operating (loss) income	(15,186)	60,898
Interest income	1,893	3,162
Interest expense	(178)	(455)
Other (expense) income, net	(82)	49

(Loss) income before income taxes	(13,553)	63,654
Provision for income taxes	5	19,987

Net (loss) income	$(13,558)	$43,667

Weighted average shares outstanding - basic	71,896	74,930
Weighted average shares outstanding - diluted	71,896	76,608
Net (loss) income per share - basic	$(0.19)	$0.58
Net (loss) income per share - diluted	$(0.19)	$0.57

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Three Months Ended
	January 2, 2009	December 28, 2007
	(Amounts in thousands)
Cash flow from operating activities:
Net (loss) income	$(13,558)	$43,667
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,993	4,241
Amortization of investment premiums	159	66
Deferred income taxes	(446)	(959)
Stock-based compensation	5,849	4,874
Tax (charge) benefit from stock-based compensation	(360)	1,221
Excess tax benefits from stock-based compensation	(13)	(1,188)
Changes in assets and liabilities:
Accounts receivable	8,878	(23,926)
Inventories	20,589	(3,455)
Other current assets	1,126	11,295
Accounts payable	(7,280)	(5,233)
Accrued expenses	(7,180)	2,683
Product warranty	(1,757)	(341)
Deferred revenue	(2,275)	1,198
Other	833	(190)

Net cash provided by operating activities	8,558	33,953

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,370)	(2,012)
Proceeds from sales of investments	1,034	6,586
Proceeds from maturities of investments	25,718	57,183
Purchase of investments	(2,254)	(32,849)

Net cash provided by investing activities	22,128	28,908

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of options and issuance of stock under the employee stock purchase plan	2,392	865
Excess tax benefits from stock-based compensation	13	1,188
Repurchase of common stock	—	(65,042)
Repayment of long-term debt	(136)	(124)

Net cash provided by (used in) financing activities	2,269	(63,113)

Effects of exchange rates on cash	(2,611)	(305)

Net increase (decrease) in cash and cash equivalents	30,344	(557)
Cash and cash equivalents at beginning of period	139,679	109,514

Cash and cash equivalents at end of period	$170,023	$108,957

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor,” the “Company,” “we,” “our,” or “us”) designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits to customers located both in the United States (“U.S.”) and in international markets.

The accompanying unaudited interim consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the instruction to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Annual Report on Form 10-K filed by us with the SEC on November 25, 2008 for the fiscal year ended October 3, 2008. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three months ended January 2, 2009 are not necessarily indicative of the results to be expected for a full year or for any other period.

Note 2. Fair Value

Effective October 4, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurement. SFAS No. 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy for disclosure of fair value measurement. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels are defined as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities for the instrument or security to be valued.

•

Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data for substantially the full term of the asset or liability.

•

Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable and that are significant to the fair value of the assets or liabilities.

This hierarchy requires the use of observable market data when available. We maintain policies and procedures to value instruments using the best and most relevant data available. Further, we used internal sources and considered external sources to assist us in valuing certain instruments.

Determination of Fair Value

Under SFAS No. 157, we measure fair value utilizing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The following is a description of valuation methodologies we used to measure assets and liabilities at fair value, including an indication of the level in the fair value hierarchy.

Cash equivalents

We consider bank time deposits and all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. The carrying amounts of cash equivalents approximate estimated fair value due to the short-term maturities of those financial assets.

Securities available-for-sale

Securities are classified in Level 1 of the valuation hierarchy where quoted prices are available in an active market. These include some highly liquid corporate bonds and government securities.

For securities traded over-the-counter rather than on a securities exchange, we may utilize an alternative pricing method (example, matrix pricing) and quotations from bond dealers to assist in determining fair value for each security. Matrix pricing is a mathematical technique which considers information with respect to comparable bond and note transactions or by reference to other securities that are considered comparable in such characteristics as rating, interest rate and maturity date, to determine fair value. Securities priced using such methods are generally classified as Level 2 and typically include U.S. agency securities, corporate debt securities and municipal bonds.

Deferred compensation

Deferred compensation liability represents our obligation to pay benefits under certain of our non-qualified deferred compensation plans. The related investments, held in a Rabbi Trust, consist of equity securities, primarily mutual funds, and are classified as Level 1 of the valuation hierarchy. Adjustments to fair value of both the equity securities and the related deferred compensation liabilities are recorded in marketing, general and administrative expense.

Derivatives

In general, and where applicable, we use quoted prices in an active market for derivative assets and liabilities, which are traded on exchanges. These derivative assets and liabilities are included in Level 1.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of January 2, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash equivalents	$125,335	$125,335	$—	$—
Short-term and long-term investments
U.S. Treasury and agency securities	3,402	—	3,402	—
Corporate Bonds	82,748	—	82,748	—
Municipal Bonds	21,755	—	21,755	—
Equity Securities	4,969	4,969	—	—

Total assets at fair value	$238,209	$130,304	$107,905	$—

Derivatives	$3,272	$3,272	$—	$—
Deferred Compensation	4,969	4,969

Total liabilities at fair value	$8,241	$8,241	$—	$—

Non-Marketable Equity Investments

The portfolio of financial assets excludes a $1.0 million minority equity investment in a private company which is accounted for under the cost method and is outside the scope of SFAS No. 157. This equity investment is classified in long-term investments on the consolidated balance sheet.

Note 3. Stock-Based Compensation

We apply the provisions of SFAS No. 123(R), “Share Based Payment”. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee and director services. Stock-based compensation cost is measured at grant date and is based on the fair value of the award. The straight-line method is applied to all grants with service conditions, while the graded vesting method is applied to all grants with both service and performance conditions.

The effect of recording stock-based compensation for the three months ended January 2, 2009 and December 28, 2007 was as follows:

	Fiscal Three Months Ended
	January 2, 2009	December 28, 2007
	(Amounts in thousands)
Effect of stock-based compensation on income by line item:
Cost of product revenue	$303	$219
Cost of service revenue	245	232
Research and development expense	1,274	1,000
Marketing, general and administrative expense	4,027	3,423
Provision for income taxes	(214)	(1,530)

Total cost related to stock-based compensation	$5,635	$3,344

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. Our expected term is calculated using historical data and assumes that all outstanding options will be exercised at the midpoint of the vest date and the full contractual term and is further adjusted for demographic data. We interpolate the risk-free interest rate from the U.S. Treasury zero-coupon bond that coincides with the expected term. We do not have a history of paying dividends, nor do we expect to in the future. Beginning in fiscal year 2009, we determined that a blended volatility, using exclusively our historical and implied volatility measures, best reflects expected volatility over the expected term of the option. Prior to fiscal year 2009, we relied on a blended volatility, using our historical and implied volatility measures, and a peer group implied volatility. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Three Months Ended
	January 2, 2009	December 28, 2007
Expected life (in years)	3.7	3.6
Expected volatility	50.4%	45.1%
Risk-free interest rate	1.8%	3.6%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$6.57	$14.24

The following table summarizes stock option and restricted stock activity as of and for the three months ended January 2, 2009:

	Stock Option Activity				Unvested Restricted Stock Activity
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value
			(In years)	(In thousands)
Outstanding at October 3, 2008	5,156,786	$23.76			785,663	$28.36
Granted	1,005,770	17.08			221,308	17.09
Options exercised	(50,450)	15.16
Vesting of restricted stock	—				(138,857)	28.03
Forfeited/expired/cancelled	(8,627)	20.21			(9,898)	30.01

Outstanding at January 2, 2009	6,103,479	$22.73	4.5	$11,801	858,216	$25.49

Options vested and expected to vest at January 2, 2009	5,954,241	22.62	4.5	$11,703
Options exercisable at January 2, 2009	3,336,416	$18.75	3.3	$10,041

As of January 2, 2009, there were a total of 6,374,557 shares reserved for issuance under the 2006 Stock Incentive Plan. The aggregate intrinsic value is based on our closing stock price of $18.61 on January 2, 2009 and represents the amounts that would have been received by the option holders had all option holders exercised their options as of that date. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price.

During the first fiscal quarter of 2009, we did not award any restricted stock units. There were 39,492 restricted stock units outstanding as of January 2, 2009.

As of January 2, 2009, the unrecognized compensation cost related to unvested stock options was $24.6 million, net of estimated forfeitures. This unrecognized balance will be recognized over an estimated weighted average amortization period of 2.9 years.

As of January 2, 2009, the unrecognized compensation cost related to unvested restricted stock was $20.6 million, net of estimated forfeitures. This unrecognized balance will be recognized over an estimated weighted average amortization period of 2.5 years.

The total intrinsic value of options exercised during the three month period ended January 2, 2009 was $0.2 million. The total intrinsic value of options exercised during the three month period ended December 28, 2007 was $1.6 million.

The total fair value of restricted stock grants that vested during the three month periods ended January 2, 2009 and December 28, 2007 was $2.5 million and $6.8 million, respectively.

Employee Stock Purchase Plan

Our employees, who elect to participate in the Employee Stock Purchase Plan (“ESPP”), are able to purchase common stock at the lower of 85% of the fair market value of our common stock on the first or last day of the applicable offering period. Typically, each offering period lasts six months. On November 24, 2008, we decided to suspend enrollment and participation in the ESPP as of January 1, 2009. We expect to lift the suspension once the industry recovers. As of January 2, 2009, there were a total of 828,266 shares of common stock reserved for issuance under the ESPP. The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Three Months Ended
	January 2, 2009	December 28, 2007
Expected life (in years)	0.5	0.5
Expected volatility	49.0%	48.3%
Risk-free interest rate	2.1%	5.0%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$10.44	$11.45

Note 4. Computation of Net (Loss) Income Per Share

Basic net (loss) income per share is calculated using net (loss) income and the weighted average number of shares of common stock outstanding during the reporting period. Diluted net (loss) income per share includes additional dilution from stock issuable pursuant to the exercise of stock options outstanding and unvested restricted stock. Options to purchase common shares with exercise prices that exceeded the market value of the underlying common stock are excluded from the computation of diluted earnings per share, as these options are anti-dilutive. For purposes of the diluted net (loss) income per share calculation, the additional shares issuable upon exercise of stock options are determined using the treasury stock method which, as required by SFAS No. 123(R), includes as assumed proceeds share-based compensation expense and the tax effect of such compensation.

The calculation of assumed proceeds, used to determine diluted weighted average shares outstanding under the treasury stock method since the adoption of SFAS No. 123(R), is adjusted by tax windfalls and shortfalls associated with outstanding stock awards. Windfalls and shortfalls are computed by comparing the tax deductible amount of outstanding stock awards to their grant date fair values and multiplying the result by the applicable statutory tax rate. A positive result creates a windfall, which increases the assumed proceeds, and a negative result creates a shortfall, which reduces the assumed proceeds.

A reconciliation of the numerator and denominator used in the net (loss) income per share calculations is presented as follows:

	Fiscal Three Months Ended
	January 2, 2009	December 28, 2007
	(Amounts in thousands, except per share data)
Numerator:
Net (loss) income	$(13,558)	$43,667

Denominator:
Denominator for basic net (loss) income per share:
Weighted average shares outstanding	71,896	74,930
Effect of dilutive securities:
Stock options and restricted stock	—	1,678

Denominator for diluted net (loss) income per share	71,896	76,608

Net (loss) income per share - basic	$(0.19)	$0.58
Net (loss) income per share - diluted	$(0.19)	$0.57

For the three month periods ended January 2, 2009 and December 28, 2007, 3.6 million and 0.6 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

Note 5. Accounts Receivable

Accounts receivable consist of the following:

	January 2, 2009	October 3, 2008
	(Amounts in thousands)
Billed receivables	$125,094	$130,184
Allowance for doubtful accounts	(2,026)	(1,280)

Accounts receivable, net	$123,068	$128,904

Note 6. Inventories

The components of inventories are as follows:

	January 2, 2009	October 3, 2008
	(Amounts in thousands)
Raw materials and parts	$79,370	$82,343
Work in process	7,342	16,509
Finished goods	57,859	66,349

Total inventories	$144,571	$165,201

Note 7. Accrued Expenses

The components of accrued expenses are as follows:

	January 2, 2009	October 3, 2008
	(Amounts in thousands)
Accrued incentives	$6,226	$14,921
Accrued employee benefits	8,205	9,756
Accrued payroll	3,680	7,367
Accrued retirement benefits	2,724	2,593
Accrued restructuring costs	2,094	583
Other	10,067	6,525

Total accrued expenses	$32,996	$41,745

Note 8. Long-Term Accrued Expenses and Other Long-Term Liabilities

There were $63.8 million and $63.6 million in long-term accrued expenses and other long-term liabilities at January 2, 2009 and October 3, 2008, respectively. Included in these amounts were $43.3 million and $42.3 million for long-term tax liabilities. In addition, post-employment liabilities, environmental and other costs not expected to be expended within the next year are included in long-term accrued expenses and other long-term liabilities. The current portion is recorded within accrued expenses.

Note 9. Product Warranties

We warrant that our products will be free from defects in materials and workmanship and will conform to our standard published specifications in effect at the time of delivery for a period of three to twenty-four months from the date the customer accepts the products. Additionally, we warrant that maintenance services will be performed in a workmanlike manner consistent with generally accepted industry standards for a period of 90 days from the completion of any agreed-upon services. We provide for the estimated cost of product warranties, the amount of which is based primarily upon historical information, at the time product revenue is recognized. Our warranty obligation is affected by a number of factors, including product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to us. Should these factors or other factors affecting warranty costs differ from our estimates, revisions to the estimated warranty liability would be required.

Product warranty activity for the first three months of fiscal years 2009 and 2008 was as follows:

	Fiscal Three Months Ended
	January 2, 2009	December 28, 2007
	(Amounts in thousands)
Beginning product warranty balance	$8,339	$12,979
Accruals for warranties issued during the period	1,883	3,318
Adjustments to pre-existing warranties	(474)	499
Fulfillments during the period	(3,037)	(4,129)

Ending product warranty balance	$6,711	$12,667

Current portion of product warranty	$6,289	$11,996
Long-term portion of product warranty	422	671

Total product warranty liability	$6,711	$12,667

Note 10. Deferred Revenue

The components of deferred revenue are as follows:

	January 2, 2009	October 3, 2008
	(Amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$18,766	$16,794
Extended warranties	14,026	15,670
Maintenance and service contracts	3,543	5,704
Other deferred revenue	377	778

Total deferred revenue	$36,712	$38,946

Current portion of deferred revenue	$31,138	$32,285
Long-term portion of deferred revenue	5,574	6,661

Total deferred revenue	$36,712	$38,946

Note 11. Restructuring

Our business is cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has historically experienced periodic downturns and in response, we have historically recorded restructuring charges in connection with cost reduction initiatives implemented in response to the industry downturns. Restructuring charges typically consist of severance, benefits and outplacement services offered to terminated employees and sometimes include charges for remaining lease payments on facilities that are closed. Prior to any cost reduction announcements, the restructuring is approved by the appropriate level of management necessary to commit to the specific actions of the reduction in force.

In the first quarter of fiscal year 2009, we incurred a restructuring charge of $6.2 million of which $4.6 million related to the U.S. and Asia Pacific in connection with the continuation of cost reduction initiatives in response to the continued deterioration in the semiconductor capital equipment market. The restructuring charge, part of an ongoing benefit arrangement, is accounted for under SFAS No. 112, “Accounting for Postemployment Benefits”. The expense is related to a reduction of headcount in the U.S. and Asia Pacific of approximately 300 people. The restructuring charge also included $0.2 million in other related costs. The remaining $1.6 million relates to our European operations.

For the remainder of fiscal year 2009, we expect to continue cost reduction initiatives. As of January 30, 2009, we have already incurred an additional $1.2 million in restructuring charges related to further headcount reductions.

We began relocating our European operations in Houten, the Netherlands to Schaffhausen, Switzerland, in the fourth quarter of fiscal year 2008. The restructuring is accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and is comprised primarily of one-time termination benefits and contract termination expense related to a facility lease.

We estimate that the European restructuring, inclusive of activity through the first quarter of fiscal year 2009 ($2.0 million), will cost $2.6 million, an upward revision of $0.2 million compared to the initial estimate of $2.4 million at fiscal year-end 2008. The estimate also includes future, one-time termination benefits of $0.6 million (severance).

The following table summarizes the components of restructuring charges including ongoing benefit arrangements, one-time termination benefits, contract termination costs, asset impairments and other associated costs.

	Ongoing Benefit Arrangements	One-time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
	(Amounts in thousands)
Accrued charges at October 3, 2008	$184	$324	—	$75	$583
Costs incurred	4,393	1,053	438	365	6,249
Costs paid	(3,935)	(663)	—	(72)	(4,670)
Non-cash settlements	—	—	—	(68)	(68)

Accrued charges at January 2, 2009	$642	$714	$438	$300	$2,094

Cash outlays related to one-time termination benefits and contract termination costs to exit the Houten facility will continue through fiscal years 2010 and 2013, respectively.

Note 12. Notes Payable

On May 23, 2008, we entered into a credit agreement with a financial institution providing for borrowings of a maximum principal amount of up to $100 million under an unsecured revolving credit facility. Amounts may be borrowed, repaid and reborrowed from time to time during the five year commitment period ending May 23, 2013. Borrowings will bear interest at a rate per annum equal to either: (1) the greater of (a) the prime rate and (b) the federal funds rate plus 0.50%; or (2) the sum of (a) LIBOR, with certain adjustments and (b) an “applicable rate,” defined in the credit agreement as a percentage spread based on our leverage ratio.

The credit agreement contains events of default and covenants. The credit facility is intended to provide ongoing working capital and cash for acquisitions, stock repurchases, capital expenditures and other general corporate purposes. As of January 2, 2009, there were no outstanding borrowings under the credit agreement.

Note 13. Commitments, Contingencies and Guarantees

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at our request. The term of the indemnification period is upon the later of (i) ten years after the person has ceased being an officer or director, or (ii) the termination of all pending or threatened actions, suits, proceedings or investigations. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of January 2, 2009.

We enter into indemnification agreements in the normal course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We believe the estimated fair value of these agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of January 2, 2009.

We also indemnify certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims related to the use of our products and services or resulting from the acts or omissions of us, our employees, officers, authorized agents or subcontractors. We have general and umbrella insurance policies that limit our exposure under these indemnification obligations and guarantees. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of January 2, 2009.

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

Our operations are subject to various foreign, federal, state and/or local laws relating to the protection of the environment. These include laws regarding discharges into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. In addition, several countries are reviewing proposed regulations that would require manufacturers to dispose of their products at the end of a product’s useful life. These laws have the effect of increasing costs and potential liabilities associated with the conduct of certain operations.

We also enter into purchase order commitments in the normal course of business. As of January 2, 2009, we had approximately $19.0 million of purchase order commitments with various suppliers.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. We have accrued $1.1 million in estimated environmental investigation and remediation costs for these sites and facilities as of January 2, 2009. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, we have accrued $4.0 million as of January 2, 2009, which represents future costs discounted at 7%, net of inflation, to cover our portion of these costs. This reserve is in addition to the $1.1 million as of January 2, 2009 previously described.

As of January 2, 2009, our environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, totaled $5.1 million, of which $0.7 million is classified as current.

The amounts set forth in the foregoing paragraph are only estimates of anticipated future environmental-related costs, and the amounts actually spent in the years indicated may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites where VMS is undertaking such investigation and remediation activities. VMS believes that most of these cost ranges will narrow as investigation and remediation activities progress. We believe that our reserves are adequate, but as the scope of the obligations become more clearly defined, these reserves may be modified and related charges against income may be made.

Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to our financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and our best assessment of the ultimate amount and timing of environmental-related events, our management believes that the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on our consolidated financial statements.

We evaluate our liability for environmental-related investigation and remediation in light of the liability and financial strength of potentially responsible parties and insurance companies where we believe that we have rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. VMS receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of our past and future environmental-related expenditures. Accordingly, we have recorded a receivable for approximately $1.0 million at each of January 2, 2009 and October 3, 2008 which was included in “Other assets” in the Consolidated Balance Sheets. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has, in the past, paid the claims that VMS has made.

Legal Proceedings

We are currently a party to legal disputes. While we believe we have meritorious claims and/or defenses with respect to each dispute, we cannot predict the outcome of each such dispute. Management believes that the ultimate outcome of these disputes, individually and in the aggregate, will not have a material adverse effect on our financial condition or results of our operations.

From time to time, we may become involved in legal actions and could incur an uninsured liability. While the ultimate outcome of legal matters is difficult to predict, litigation, and in particular intellectual property litigation, can be expensive and the costs incurred can be substantial, regardless of outcome.

Note 14. Derivative Financial Instruments

We use derivative instruments to protect our interests from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. We have a policy of hedging our balance sheet and certain foreign currency sales exposures with hedging instruments having terms of up to twelve months.

Our international sales are primarily denominated in U.S. dollars. However, foreign currency denominated sales expose us to foreign exchange risk due to the volatility of foreign currency markets. Upon forecasting the exposure, we enter into hedges with forward sales contracts for which critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness, at least quarterly, by comparing the change in value of the forward contracts to the change in value of the underlying transaction with the effective portion of the hedge accumulated in other comprehensive income (“OCI”). Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of operations. There was an immaterial amount of ineffectiveness recognized during the three month period ended January 2, 2009. OCI associated with hedges of sales denominated in foreign currencies is reclassified to revenue upon revenue recognition of the underlying hedged exposure. There was $1.7 million in unrealized losses included in OCI associated with hedges of foreign currency denominated sales as of January 2, 2009.

Note 15. Comprehensive (Loss) Income

The following table reconciles net (loss) income to comprehensive (loss) income, net of tax effect, for the first quarter of fiscal years 2009 and 2008:

	Fiscal Three Months Ended
	January 2, 2009	December 28, 2007
	(Amounts in thousands)
Net (loss) income	$(13,558)	$43,667
Other comprehensive (loss) income:
Unrealized loss on cash flow hedging instruments	(1,631)	(85)
Reclassification adjustment for realized loss on cash flow hedging instruments included in net (loss) income	1,537	—
Unrealized (loss) gain on investments	(17)	132
Reclassification adjustment for realized loss (gain) on investments included in net (loss) income	363	(36)

Comprehensive (loss) income	$(13,306)	$43,678

Note 16. Operating Segments and Geographic Information

We have determined that we operate in one business segment: the manufacturing, marketing and servicing of semiconductor processing equipment for ion implantation systems. Since we operate in one segment, all financial segment information required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” can be found in the consolidated financial statements.

We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenue in the foreseeable future. In the first quarter of fiscal year 2009, revenue from two customers accounted for 32% and 20%, respectively, of our total revenue. In the first quarter of fiscal year 2008, revenue from three customers accounted for 16%, 15% and 14%, respectively, of our total revenue.

As of January 2, 2009, four customers represented 15%, 13%, 11% and 10%, respectively, of the total accounts receivable balance. As of October 3, 2008, four customers accounted for 16%, 12%, 11% and 10%, respectively, of the total accounts receivable balance.

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North America	Europe	Japan	Taiwan	Korea	Other	Consolidated
	(Amounts in thousands)
Revenue – Three months ended:
January 2, 2009	$39,916	$12,233	$28,433	$13,315	$9,288	$4,256	$107,441
December 28, 2007	$50,545	$9,181	$20,965	$104,601	$46,261	$22,503	$254,056

Long-lived assets:
January 2, 2009	$60,007	$925	$247	$513	$5,062	$284	$67,038
October 3, 2008	$60,617	$379	$296	$553	$7,055	$345	$69,245

Note 17. Income Taxes

Our effective tax rate is based on our current profitability outlook and our expectation of earnings from operations in the U.S. and other tax jurisdictions throughout the world.

In fiscal year 2007, we implemented a plan to realign the legal entities within our worldwide affiliated group to make our legal structure more consistent with the geographic mix of our customers and suppliers. The realignment of our entities has caused the tax rate to become more sensitive to the geographic distribution of profits.

We recorded an income tax provision of $5 thousand for the three months ended January 2, 2009. Exclusive of discrete items, the projected effective tax benefit for the year is approximately 4%, comprised of an expected tax benefit at the U.S. statutory rate of 35%, offset by losses incurred in low tax jurisdictions and charges relating to the realignment aggregating approximately 31%. This benefit was offset in the quarter by discrete charges primarily relating to interest accrued on uncertain tax positions and other discrete items of approximately 4 percentage points. For the three month period ended December 28, 2007, our income tax expense of $20.0 million included a discrete net benefit of $1.2 million related to a Swiss net operating loss and other discrete items. Our effective income tax rate was 31% for the first quarter of fiscal year 2008. The discrete income tax benefit received in the first quarter of fiscal year 2008 reduced the effective tax rate by approximately 2 percentage points.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on September 29, 2007. The net increase in the reserve for unrecognized tax benefits during the first quarter of fiscal year 2009 was $1.1 million. As of January 2, 2009, the total amount of unrecognized tax benefits was $53.5 million, of which $49.1 million would impact the effective tax rate, if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets, $3.0 million of which relate to state tax credits which are fully offset by a valuation allowance. As of January 2, 2009, the total amount of accrued interest and penalties was $3.4 million. We will reexamine the tax provision and the effect of estimated unrecognized tax benefits on our financial position at the end of each reporting period.

Except for the matters currently in the Appeals Office of the Internal Revenue Service (“IRS”), as discussed below, we do not anticipate that the total unrecognized tax benefits will significantly change due to increases in reserves, the settlements of audits or the expiration of statute of limitations in the next twelve months.

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various federal, state and foreign tax authorities, including the IRS. We are subject to audit by the IRS and various state and foreign authorities for the fiscal years 2003 through 2007. The IRS recently concluded an examination of certain refund claims, primarily related to the extraterritorial income exclusion, filed by us for the fiscal years 2000 through 2004. The IRS issued a notice of disallowance relating to a portion of these claims and we filed a formal protest with the Appeals Office of the IRS. An Appeals hearing date has not been set. It is unknown whether agreement on these claims will be reached within the next twelve months. The favorable resolution of these claims could result in a benefit to the tax provision in the range of $0 to $5.8 million. Final agreement could reduce the amount of unrecognized tax benefits by approximately $5.8 million. We have been notified by the IRS that it is planning to conduct an examination of fiscal year 2007. Audit field work began in late January 2009.

We include interest and penalties related to unrecognized tax benefits within our provision for income taxes.

Note 18. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141. SFAS No. 141(R) requires a number of changes in accounting for business combinations, including the recognition of contingent consideration and certain contingent assets and liabilities at fair value, capitalization of acquired in-process research and development, expensing of acquisition related transaction costs and restructuring costs, and the recognition of changes in the acquirer’s income tax valuation allowance. This statement will be effective for our fiscal year 2010, with early adoption prohibited. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2,”Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of fiscal year 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires enhanced disclosure requirements for derivative instruments and hedging activities including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement will be effective for our fiscal year 2010. We are in the process of evaluating the impact of this statement on our financial statements.

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. FSP No. 132(R)-1 provides guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP will be effective for our fiscal year 2010. We are in the process of evaluating the impact of this FSP on our financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms “believes,” “anticipates,” “expects,” “plans” or similar expressions are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. There are a number of important factors that could cause Varian Semiconductor Equipment Associates, Inc.’s (“Varian Semiconductor,” the “Company,” “we,” “our,” or “us”) actual results to differ materially from those indicated by forward-looking statements made in this report and presented by management from time to time. Some of the important risks and uncertainties that may cause Varian Semiconductor’s financial results to differ are described under the heading “Risk Factors” in this report and in the Annual Report on Form 10-K for the fiscal year ended October 3, 2008, filed with the Securities and Exchange Commission (“SEC”) on November 25, 2008.

The following information should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in “Item 1. Consolidated Financial Statements” of this quarterly report and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2008, filed with the SEC on November 25, 2008.

Overview

We are the leading supplier of ion implantation equipment used in the fabrication of semiconductor chips. We design, manufacture, market and service semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the world. The VIISta ion implanter products are designed to leverage single wafer processing technology for the full range of semiconductor implant applications. We have shipped more than 4,000 systems worldwide.

We provide support, training, and after-market products and services that help our customers obtain high utilization and productivity, reduce operating costs and extend capital productivity of investments through multiple product generations. In fiscal year 2008, we were ranked number one in customer satisfaction in VLSI Research Inc.’s customer survey for all large suppliers of wafer processing equipment, an honor received in eleven of the past twelve years.

Our industry is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. Historically, our business has experienced significant volatility and we believe the semiconductor capital equipment business will continue to be volatile, largely due to fluctuations in the level of investment by memory manufacturers. During the first quarter of fiscal year 2009, we experienced a significant drop in business compared to the fourth quarter of fiscal year 2008. We are currently predicting the second quarter of fiscal year 2009 to decline further. These declines are in addition to a decline of approximately 21% in revenues from fiscal year 2007 to fiscal year 2008. We believe that overcapacity in the memory market was the primary driver for the decline in business from fiscal year 2007 to fiscal year 2008. We also believe that continued overcapacity in the memory markets, along with the global credit crisis and the decline in end-user demand for semiconductors has resulted in the rapid declines in revenue during fiscal year 2009. Our revenues have historically been derived from a limited number of customers, some of which require financing to continue upgrade and/or expansion plans that require the purchase of our tools. Our after-market business has also been adversely affected, as fabs are running at lower utilization levels, thus requiring fewer parts, upgrades and services.

We believe that our management team has the industry experience to quickly and effectively react to sizing adjustments required by the volatility in the market. As such, we began resizing our business in fiscal year 2008, continued through the first quarter of fiscal year 2009 and we expect to continue to closely monitor the industry and incur additional restructuring charges in subsequent quarters. During the first quarter of fiscal year 2009, we incurred $6.2 million in restructuring charges, primarily related to a reduction in force.

We believe that we have the financial strength and liquidity to continue investing in product development such that we can continue to maintain our leading industry position. As of January 2, 2009, we had $283.9 million in cash and investments, approximately $2.6 million in debt, and access to greater than $100 million in lines of credit. Furthermore, despite the current quarter loss, we generated approximately $8.6 million in cash from operations.

Our business is tied closely to our market share and the total available market for ion implanters. We expect that when calendar year 2008 semiconductor capital expenditure reports are released in April 2009, they will show that we continued our market share gains but, that the total available market for ion implanters was substantially reduced versus 2007. In addition, we believe, based mainly on references to leading industry analyst reports, that semiconductor capital equipment spending will significantly decline in 2009 from 2008.

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

Market Share and Total Available Market. The table below shows our calendar year 2007 and 2006 market share, as reported by Gartner Dataquest in April 2008 and April 2007, respectively. Market share estimates are calculated on a subset of revenue, and information reported by Gartner Dataquest may not be consistent on a company by company basis. The table below also shows the total available market for ion implanter sales in calendar years 2007 and 2006, also reported by Gartner Dataquest in April 2008 and April 2007, respectively. The total available market represents estimated worldwide total revenue for ion implanters sold during each of the calendar years.

	Market Share Calendar Year Ended		Total Available Market Calendar Year Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
			(In millions)
By market
Medium current	56.6%	52.8%	$454	$414
High current	77.8%	45.8%	672	720
High energy	12.8%	17.4%	147	230
Ultra high dose	100.0%	na	64	na

Overall	64.5%	43.1%	$1,337	$1,364

Market share and total available market research data is also published by VLSI Research Inc. In April 2008, VLSI Research Inc. reported that our overall market share was 64% and that the total available market was $1.3 billion for calendar year 2007.

Our 21 point increase in market share in calendar year 2007 led to increased revenues during 2007 compared to 2006. Our increase in high current market share is a result of the industry shift to single wafer implanters at advanced technology nodes (65nm and below). We began developing single wafer high current tools in 1994 and are currently the industry leader. The increase in medium current market share is primarily related to our market share growth in Taiwan. The decrease in high energy market share is primarily related to customer mix in the total available market for high energy tools. Our position in the newly designated ultra high-dose market has resulted from the success of our new plasma doping tool known as the VIISta PLAD, which is currently used by memory manufacturers. Calendar year 2008 market share reports are expected to be released in April 2009. We believe we have continued to increase our overall market share during calendar year 2008.

Critical Accounting Policies and Significant Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a continual basis, we evaluate our estimates, including those related to revenues, inventories, accounts receivable, long-lived assets, income taxes, warranty obligations, deferred revenue, post-retirement benefits, contingencies, stock-based compensation and foreign currencies. We continue to have the same critical accounting policies and estimates as are described in Item 7 in the Annual Report on Form 10-K for the fiscal year ended October 3, 2008, filed with the SEC on November 25, 2008. We operate in a highly cyclical and competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, customer and supplier lead times, and geographic and macroeconomic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also the factors discussed in the section titled “Risk Factors” in Part II, Item 1A.

Results of Operations

Revenue

The following table sets forth revenue by category for the three month periods ended January 2, 2009 and December 28, 2007:

	Fiscal Three Months Ended
	January 2, 2009	December 28, 2007	Change	Percent Change
	(In thousands)
Revenue
Product	$92,028	$235,510	$(143,482)	-60.9%
Service	15,365	18,529	(3,164)	-17.1%
Royalty and license	48	17	31	182.4%

Revenue	$107,441	$254,056	$(146,615)	-57.7%

Revenue by territory:
Asia Pacific	$55,292	$194,330	$(139,038)	-71.5%
North America	39,916	50,545	(10,629)	-21.0%
Europe	12,233	9,181	3,052	33.2%

Revenue	$107,441	$254,056	$(146,615)	-57.7%

Product

During the first quarter of fiscal year 2009, product revenue was $92.0 million, compared to $235.5 million for the same period a year ago. Overcapacity in the memory market, along with the global credit crisis and the decline in end-user demand for semiconductors, has caused our customers to significantly decrease their spending for our products. On a unit basis, the number of tools recorded in revenue decreased 66% for the first quarter of fiscal year 2009, compared to the first quarter of fiscal year 2008. This decrease was most notable in the high current market. In addition, revenue from parts and upgrades sales during the first quarter of fiscal year 2009 decreased 43%, compared to the same fiscal quarter a year ago due to lower utilization levels at most foundry and memory customers.

Service

Service revenue during the first quarter of fiscal year 2009 was $15.4 million, compared to $18.5 million for the same period a year ago. This decrease is primarily related to a decrease in installation revenue, which is influenced by shipment volume of systems, product mix, customer mix, timing of customer acceptance and the fair value of installations. As products mature and the installation requires less effort to complete, the fair value of installation revenue per system is reduced, which reduces installation revenue per tool. Service revenue also consists of revenue from contracts and from service performed at the customer’s fab. As service calls were still required to keep tools running at the customer’s fab and contract revenue is recognized ratably over the term of the contract, service revenue did not decrease to the same extent as product revenue.

Revenue by Territory

The Asia Pacific region accounts for a significant percentage of our revenues. The decrease in revenue from this region for the first quarter of fiscal year 2009 as compared to the same period in fiscal year 2008 is due to the worldwide decrease in semiconductor manufacturing. Sales to North American customers did not drop as steeply as sales to Asia Pacific customers, mainly due to the fact that North American sales are heavily weighted to a logic customer, as opposed to memory customers. Sales to Europe increased compared to the prior period due to an increase in spending from a large logic customer with European operations. While logic as a percent of total revenues increased in both North America and Asia Pacific, logic spending in absolute dollars did not materially change. The most significant driver of change across all regions is the substantial drop in memory business.

Royalty and License

Royalty revenue during the first quarters of fiscal year 2009 and 2008 was less than $0.1 million, as most agreements have expired.

Customers

During the first quarter of fiscal year 2009, revenue from two customers accounted for 32% and 20%, respectively, of our total revenue, compared to three customers accounting for 16%, 15% and 14% of revenue, respectively, during the first quarter of fiscal year 2008. We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenue in the foreseeable future.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given reporting period (see also “Item 1A. Risk Factors”).

Shipment Mix

Our tools are used primarily in 300mm wafer-size fabs. Our tools are used by logic, memory and foundry manufacturers for integrated circuit production. Logic manufacturers make chips that process information and are owned by the companies that design the chips. Memory manufacturers make chips that store information and they, too, are owned by the companies that design the chips. Foundry manufacturers are contractors that take chip designs from other companies and make the chips for them. Over the last several years the demand for memory chips has outstripped the demand for logic chips. However, more recently overcapacity in the memory market has caused a significant decline from memory customers. Virtually all of our tool shipments are 300mm tools, which began to replace 200mm tools at the end of the 1990s. The following table sets forth tool shipments by market, as a percent of total tool shipments, for the first quarter of fiscal years 2009 and 2008. Percentages are based on the number of tools shipped during the respective period.

	Fiscal Three Months Ended
	January 2, 2009	December 28, 2007
By market
Memory	23%	82%
Logic	65%	9%
Foundry	12%	9%

Shipments	100%	100%

Cost of Product Revenue

Cost of product revenue was $58.0 million and gross margin was 37% for the first quarter of fiscal year 2009, compared to cost of product revenue of $119.6 million and gross margin of 49% for the first quarter of fiscal year 2008. The primary reasons for the decrease in gross margin are inventory charges associated with product transitions, lower demand for legacy parts and lower forecasted utilization in customer manufacturing facilities, less efficient factory operations due to lower sales volume, and unfavorable customer mix. Gross profit was adversely impacted by $12.1 million in the current quarter compared to the same period a year ago due to these negative drivers, partially offsetting a favorable mix of parts and upgrades revenue relative to tools. Parts and upgrades normally have higher margins than tools. We anticipate that the factory will continue to be significantly under utilized for at least the next quarter.

Cost of Service Revenue

Cost of service revenue was $9.5 million and gross margin was 38% for the first quarter of fiscal year 2009, compared to cost of service revenue of $12.3 million and gross margin of 34% for the first quarter of fiscal year 2008. Cost of service revenue primarily consists of installation costs. Thus, fluctuations in service margins are mainly attributed to the change in installation margins, which are influenced by product and regional mix. The fair value of installations is assessed periodically and is largely based upon the historical experience of the effort and cost to complete installations.

Research and Development

Research and development expense was $22.1 million for the first quarter of fiscal year 2009, compared to $28.7 million for the first quarter of fiscal year 2008. Although, we have reduced our discretionary spending in response to the industry downturn, we continue to maintain our investments in new product development and growth initiatives.

Marketing, General and Administrative

Marketing, general and administrative expense was $26.8 million for the first quarter of fiscal year 2009, compared to $32.6 million for the first quarter of fiscal year 2008. The decrease was primarily due to lower levels of business activity because of the industry downturn, such as lower demonstration and evaluation tool activity and less travel. In addition, variable compensation plans have been significantly reduced and cost reduction efforts have resulted in lower levels of headcount and associated costs. Partially offsetting the reduced spending was a $0.8 million increase to bad debt expense related to a customer insolvency recently announced.

Restructuring Costs

Our business is cyclical and depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has historically experienced periodic downturns and in response, we have historically recorded restructuring charges in connection with cost reduction initiatives, implemented in response to the industry downturns. Restructuring charges typically consist of severance, benefits and outplacement services offered to terminated employees and sometimes include charges for remaining lease payments on facilities that are closed. Prior to any cost reduction announcements, the restructuring is approved by the appropriate level of management necessary to commit to the specific actions of the reduction in force.

In the first quarter of fiscal year 2009, we incurred a restructuring charge of $6.2 million of which $4.6 million related to the U.S. and Asia Pacific in connection with the continuation of cost reduction initiatives in response to the continued deterioration in the semiconductor capital equipment market. The restructuring charge, part of an ongoing benefit arrangement, is accounted for under SFAS No. 112, “Accounting for Postemployment Benefits”. The expense is related to a reduction of headcount in the U.S. and Asia Pacific of approximately 300 people. The restructuring charge also included $0.2 million in other related costs. The remaining $1.6 million relates to our European operations.

For the remainder of fiscal year 2009, we expect to continue cost reduction initiatives. As of January 30, 2009, we have already incurred an additional $1.2 million in restructuring charges related to further headcount reductions.

We began relocating our European operations in Houten, the Netherlands to Schaffhausen, Switzerland, in the fourth quarter of fiscal year 2008. The restructuring is accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and is comprised primarily of one-time termination benefits, and contract termination expense related to a facility lease.

We estimate that the European restructuring, inclusive of activity through the first quarter of fiscal year 2009 ($2.0 million), will cost $2.6 million, an upward revision of $0.2 million compared to the initial estimate of $2.4 million at fiscal year-end 2008. The estimate also includes future, one-time termination benefits of $0.6 million (severance).

The following table summarizes the components of restructuring charges including ongoing benefit arrangements, one-time termination benefits, contract termination costs, asset impairments and other associated costs.

	Ongoing Benefit Arrangements	One-time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
	(Amounts in thousands)
Accrued charges at October 3, 2008	$184	$324	—	$75	$583
Costs incurred	4,393	1,053	438	365	6,249
Costs paid	(3,935)	(663)	—	(72)	(4,670)
Non-cash settlements	—	—	—	(68)	(68)

Accrued charges at January 2, 2009	$642	$714	$438	$300	$2,094

Cash outlays related to one-time termination benefits and contract termination costs to exit the Houten facility will continue through fiscal years 2010 and 2013, respectively.

Interest Income and Interest Expense

During the first quarter of fiscal year 2009, we earned $1.7 million in net interest income, compared to $2.7 million for the same period of fiscal year 2008. The decrease in net interest income for the first quarter of fiscal year 2009 was due to a decrease in interest rates as a result of global economic conditions.

Other (Expense) Income, Net

Other expense, net was less than $0.1 million for the first quarter of fiscal years 2009 and 2008.

Provision for Income Taxes

Our effective tax rate is based on our current profitability outlook and our expectation of earnings from operations in the U.S. and other tax jurisdictions throughout the world.

In fiscal year 2007 we implemented a plan to realign the legal entities within our worldwide affiliated group to make our legal structure more consistent with the geographic mix of our customers and suppliers. The realignment of our entities has caused the tax rate to become more sensitive to the geographic distribution of profits.

We recorded an income tax provision of $5 thousand for the three months ended January 2, 2009. Exclusive of discrete items, the projected effective tax benefit for the year is approximately 4%, comprised of an expected tax benefit at the U.S. statutory rate of 35%, offset by losses incurred in low tax jurisdictions and charges relating to the realignment aggregating approximately 31%. This benefit was offset in the quarter by discrete charges primarily relating to interest accrued on uncertain tax positions and other discrete items of approximately 4 percentage points. For the three month period ended December 28, 2007, our income tax expense of $20.0 million included a discrete net benefit of $1.2 million related to a Swiss net operating loss and other discrete items. Our effective income tax rate was 31% for the first quarter of fiscal year 2008. The discrete income tax benefit received in the first quarter of fiscal year 2008 reduced the effective tax rate by approximately 2 percentage points.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on September 29, 2007. The net increase in the reserve for unrecognized tax benefits during the first quarter of fiscal year 2009 was $1.1 million. As of January 2, 2009, the total amount of unrecognized tax benefits was $53.5 million, of which $49.1 million would impact the effective tax rate, if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets, $3.0 million of which relate to state tax credits which are fully offset by a valuation allowance. As of January 2, 2009, the total amount of accrued interest and penalties was $3.4 million. We will reexamine the tax provision and the effect of estimated unrecognized tax benefits on our financial position at the end of each reporting period.

Except for the matters currently in the Appeals Office of the Internal Revenue Service (“IRS”), as discussed below, we do not anticipate that the total unrecognized tax benefits will significantly change due to increases in reserves, the settlements of audits or the expiration of statute of limitations in the next twelve months.

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various federal, state and foreign tax authorities, including the IRS. We are subject to audit by the IRS and various state and foreign authorities for the fiscal years 2003 through 2007. The IRS recently concluded an examination of certain refund claims, primarily related to the extraterritorial income exclusion, filed by us for the fiscal years 2000 through 2004. The IRS issued a notice of disallowance relating to a portion of these claims and we filed a formal protest with the Appeals Office of the IRS. An Appeals hearing date has not been set. It is unknown whether agreement on these claims will be reached within the next twelve months. The favorable resolution of these claims could result in a benefit to the tax provision in the range of $0 to $5.8 million. Final agreement could reduce the amount of unrecognized tax benefits by approximately $5.8 million. We have been notified by the IRS that it is planning to conduct an examination of fiscal year 2007. Audit field work began in late January 2009.

We include interest and penalties related to unrecognized tax benefits within our provision for income taxes.

Net (Loss) Income

As a result of the foregoing factors, in the first quarter of fiscal year 2009, we recorded net loss of $13.6 million compared to net income of $43.7 million for the same period of fiscal year 2008. Net loss per diluted share was $0.19 for the first quarter of fiscal year 2009, compared to net income per diluted share of $0.57 for the first quarter of fiscal year 2008.

Liquidity and Capital Resources

We generated $8.6 million of cash from operations during the first three months of fiscal year 2009, compared to $34.0 million of cash generated from operations during the first three months of fiscal year 2008. Cash generated by operations in the first three months of fiscal year 2009 was primarily a result of reductions in inventory of $20.6 million, accounts receivables of $8.9 million and non-cash expenses, such as stock-based compensation of $5.8 million; partially offset by a net loss of $13.6 million and decreases of $7.3 million in accounts payable, primarily driven by lower payments for materials for the lower tool build plan, and $7.2 million in accrued expenses. Accrued expenses decreased mainly due to the payout of incentive compensation following the end of the prior fiscal year. The decrease in inventory and accounts receivable are related to lower sales volumes. Accounts receivable did not decrease as much as inventory due to extended payment terms granted on prior quarter tool shipments. Cash provided by operations in the first three months of fiscal year 2008 was primarily a result of net income of $43.7 million, plus non-cash expenses such as stock-based compensation of $4.9 million and depreciation and amortization of $4.2 million, offset by a $23.9 million increase in accounts receivable. The increase in accounts receivable was related to the timing of shipments and payments from customers.

We generated $22.1 million from investing activities during the first three months of fiscal year 2009, compared to $28.9 million in the first three months of fiscal year 2008. We received proceeds from maturities of investments of $25.7 million during the period, partially offset by $2.3 million used for the purchase of investments and $2.4 million used for the purchase of property, plant and equipment during the first three months of fiscal year 2009. In the first three months of fiscal year 2008, we received proceeds from maturities of investments of $57.2 million, partially offset by $32.8 million used for the purchase of investments and $2.0 million used for the purchase of property, plant and equipment during the same period. During the first three months of fiscal year 2009, maturities from investments decreased due to fewer investors redeeming investments before maturity, timing of maturities, and fewer securities purchased in the later part of fiscal year 2008 due to the market environment.

During the first three months of fiscal year 2009, we generated $2.3 million of cash from financing activities, primarily from $2.4 million of cash received from the issuance of common stock upon the exercise of stock options. During the first three months of fiscal year 2008, we used $63.1 million of cash for financing activities, primarily to repurchase $65.0 million of treasury stock. This was partially offset by $0.9 million of cash received from the issuance of common stock upon the exercise of stock options.

Our Board of Directors amended the share repurchase program by increasing the amount of funds that may be expended in repurchasing common stock from $700 million to $800 million as of April 21, 2008. The program does not have a fixed expiration date.

Our liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. We believe that cash, cash equivalents and investments of $283.9 million at January 2, 2009 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments, environmental contingencies and cash requirements through at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Fair Value

Beginning in the first quarter of fiscal year 2009, the assessment of fair value for our financial assets and liabilities is based on the provisions of SFAS No. 157. SFAS No. 157 establishes a fair value hierarchy that is based on three levels of inputs and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

As of January 2, 2009, our portfolio of financial assets and liabilities measured at fair value on a recurring basis included $238.2 million in assets and $8.2 million in liabilities. Of these assets, approximately $130.3 million (55%) were classified as Level 1 and $107.9 million (45%) were classified as Level 2. All of the financial liabilities, which include derivatives and deferred compensation, were classified as Level 1 because their valuations were based on unadjusted quoted prices in active markets for identical liabilities.

The portfolio of financial assets excludes a $1.0 million minority equity investment in a private company which is accounted for under the cost method and outside the scope of SFAS No.157. This equity investment is classified in long-term investments on our consolidated balance sheet.

As of January 2, 2009, investments in U.S. Treasury and agency securities and corporate and municipal bonds represented $107.9 million (96%) of our short-term and long-term investments measured at fair value on a recurring basis, which were classified as Level 2 because their valuations were based on one of the following inputs:

•	standard market inputs including benchmark yields, reported trades, broker/dealer quotes, benchmark securities, bids, offers and reference data;

•	market indicators, industry and economic events; or

•	pricing models that vary by asset class and incorporate available trade, bid and other market information.

As of January 2, 2009, investments in equity securities represented approximately $5.0 million (4%) of our short-term and long-term investments measured at fair value on a recurring basis. All of these instruments were classified as Level 1 because their valuations were based on unadjusted quoted prices in active markets for identical assets.

The remaining $125.3 million of financial assets represents cash equivalents, which consist of bank time deposits and all highly liquid investments with a remaining maturity of three months or less at the date of purchase. Cash equivalents are classified as Level 1 because their valuations were based on unadjusted quoted prices in active markets for identical assets.

Contractual Obligations

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of January 2, 2009 have not been included in the consolidated balance sheets and statements of operations included under Item 1. Consolidated Financial Statements; however, they have been disclosed in the following table in order to provide a more complete picture of our financial position and liquidity.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years
	(Amounts in thousands)
Operating leases	$4,313	$2,298	$1,473	$542
Purchase order commitments	19,421	18,331	1,090	—

Total commitments	$23,734	$20,629	$2,563	$542

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, (“FIN 48”) on September 29, 2007. As of January 2, 2009, the non-current tax payable under FIN 48 was $44.7 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc. (“VAI”), now known as Varian Medical Systems, Inc. (“VMS”) (See Note 13. Commitments, Contingencies and Guarantees in the accompanying notes to the unaudited interim consolidated financial statements). During the first three month periods of fiscal years 2009 and 2008, we were charged $0.2 million and $0.3 million, respectively, by VMS in settlement of these obligations.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141. SFAS No. 141(R) requires a number of changes in accounting for business combinations, including the recognition of contingent consideration and certain contingent assets and liabilities at fair value, capitalization of acquired in-process research and development, expensing of acquisition related transaction costs and restructuring costs, and the recognition of changes in the acquirer’s income tax valuation allowance. This statement will be effective for our fiscal year 2010, with early adoption prohibited. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2,”Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of fiscal year 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires enhanced disclosure requirements for derivative instruments and hedging activities including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement will be effective for our fiscal year 2010. We are in the process of evaluating the impact of this statement on our financial statements.

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. FSP No. 132(R)-1 provides guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP will be effective for our fiscal year 2010. We are in the process of evaluating the impact of this FSP on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

As a multinational company, we face exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as our business practices evolve and could impact our financial results. However, based on the results of an annual test, a 10% change in the exchange rate of the U.S. dollar against other major currencies would not have a material effect on our results of operations. Historically, our primary exposures have resulted from non-U.S. dollar-denominated sales and purchases in Asia Pacific and Europe. We do not enter into forward exchange contracts for trading purposes. Our forward exchange contracts generally range from one to nine months in original maturity. No forward exchange contract exceeds one year in original maturity.

We hedge currency exposures that are associated with certain of our assets and liabilities denominated in various non-U.S. dollar currencies. The aggregate exchange gain for the first quarter of fiscal year 2009 was $275 thousand. For the first quarter of fiscal year 2008, the aggregate exchange loss was $54 thousand.

Forward exchange contracts outstanding are summarized as follows:

	January 2, 2009			October 3, 2008
	Notional Value	Contract Rate	Fair Value	Notional Value	Contract Rate	Fair Value
	(Dollars in thousands)
Foreign currency purchase contracts:
Singapore Dollar	$3,106	1.53	$3,306	$3,573	1.42	$3,519
Korean Won	385	1,315.50	399	2,750	1,129.65	2,535
Japanese Yen	1,652	91.43	1,664	—	—	—
Euro	1,971	1.28	2,144	2,342	0.71	2,311

Total foreign currency purchase contracts	$7,114		$7,513	$8,665		$8,365

Foreign currency sell contracts:
Japanese Yen	$39,696	91.82	$40,178	$16,875	108.27	$17,297
Korean Won	8,243	1,474.00	9,550	13,660	1,084.26	12,086
Israeli Shekel	1,294	3.98	1,365	1,088	3.60	1,123
New Taiwan Dollar	122	33.75	125	1,009	32.02	1,004

Total foreign currency sell contracts	49,355		51,218	32,632		31,510

Total contracts	$56,469		$58,731	$41,297		$39,875

We use derivative instruments to protect our foreign operations from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. We hedge our current exposures and a portion of our anticipated foreign currency exposures with hedging instruments having terms of up to twelve months.

Our international sales, except for those in Japan, are primarily denominated in the U.S. dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to us. Upon forecasting the exposure, we enter into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of operations. There was an immaterial amount of ineffectiveness recognized during the first quarter of fiscal year 2009 and the fiscal year ended October 3, 2008. There were three forward foreign exchange sell contracts designated as hedges of anticipated product sales in Japanese Yen outstanding at January 2, 2009, totaling an equivalent of $11.1 million. In addition, there were two forward foreign exchange purchase contracts in the amount of $8.9 million, offsetting two of the three forward sell contracts. At October 3, 2008, there were six forward foreign exchange sell contracts designated as hedges of anticipated product sales in Japanese Yen outstanding, totaling an equivalent of $21.6 million. In addition, there was one forward foreign exchange purchase contract in the amount of $2.8 million, offsetting one of the six forward sell contracts.

There were no net unrealized gains or losses on these forward Yen contracts as of January 2, 2009. There were approximately $0.1 million net unrealized gains on these forward Yen contracts as of October 3, 2008. The fair value of forward exchange contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date. The notional amounts of forward exchange contracts are not a measure of our exposure.

Interest Rate Risk

Although payments under certain of our overseas borrowing facilities are tied to market indices, we are not exposed to material interest rate risk from these borrowing facilities. We have no material cash flow exposure due to rate changes for cash equivalents and short-term investments. We maintain cash investments primarily in U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at January 2, 2009 and October 3, 2008 were $125.3 million and $110.2 million, respectively. At January 2, 2009 and October 3, 2008, our short-term investments were $53.6 million and $69.0 million, respectively and consisted primarily of corporate bonds, certificates of deposit and government agency and U.S. Treasury securities with ratings of AA or better. At January 2, 2009 and October 3, 2008, our long-term investments were $60.2 million and $69.5 million and consisted primarily of U.S. Treasury, government agency, and corporate bonds with ratings of AA or better.

Commodity Price Risk

We are not exposed to material commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of January 2, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of January 2, 2009, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 2, 2009 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required by this Item is provided in “Note 13. Commitments, Contingencies and Guarantees” to the unaudited interim consolidated financial statements under Part I, Item 1 and is incorporated herein by reference.

ITEM 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q, in evaluating us and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. There have been no material changes from the risk factors previously disclosed in Item 1A. of our 2008 Annual Report on Form 10-K for the year ended October 3, 2008.

Recent deterioration in the global economy and credit markets may continue to adversely affect our future results of operations.

Our operations may continue to be adversely affected by the recent deterioration in the global economy causing our customers to delay or cease spending on our products. The recent tightening of the credit markets may continue to negatively impact our operations by affecting the solvency of our customers and key suppliers and the ability of our customers to obtain credit to finance purchases of our products. If the instability in the global economy and credit markets continues, our financial condition and results of operations could continue to be adversely impacted.

The semiconductor industry is cyclical, and a slowdown in demand for our semiconductor manufacturing equipment may negatively affect financial results.

The semiconductor industry historically has been cyclical in nature and has experienced periodic downturns. The industry may experience volatility in product pricing and in product demand. Volatility may result in significant reductions and delays in the purchase of semiconductor manufacturing equipment and the construction of new fab facilities. If such significant reductions and delays in purchasing occur and we have procured materials prior to the receipt of the customer purchase order, significant inventory charges could be incurred, thereby negatively impacting our financial results. In addition, even though our revenues may fluctuate significantly from period to period, in order to remain competitive, we continue to invest in research and development and to maintain our worldwide customer service and support capabilities. These investments in the business may adversely affect our financial results.

We face intense competition in the semiconductor equipment industry.

Significant competitive factors in semiconductor equipment manufacturing include the strength of customer relationships, pricing, technological performance and timing, distribution capabilities and financial viability. We believe that in order to remain competitive in this industry, we will need to devote significant financial resources to research and development, to offer and market a broad range of products, and maintain and enhance customer service and support centers worldwide. The semiconductor equipment industry is increasingly dominated by large manufacturers who have resources to support customers worldwide, and some of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, service and support than we do. With fewer resources, we may not be able to match the product offerings or customer service and technical support offered by our competitors. In addition, there are several smaller companies that provide innovative technology that may have performance advantages over our systems. If these manufacturers continue to improve their product performance and pricing, enter into strategic relationships, expand their current targeted geographic territory or consolidate with large equipment manufacturers, sales of our products may be adversely affected.

We derive a substantial portion of our revenues from a small number of customers, and our business may be harmed by the loss of any one significant customer.

From time to time within the same accounting period, we have sold significant percentages of our systems to our major customers, some of which include Chartered, Elpida, Hynix, Hynix-Numonyx, IBM, Inotera, Intel, Micron, Qimonda, Rexchip, Samsung, Tech Semi, TSMC, UMC and Winbond. During some quarters, some of these customers have individually accounted for more than 10% of our total revenue. We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenue in the foreseeable future. Furthermore, we may have difficulty attracting additional large customers because our sales depend, in large part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. Once a semiconductor manufacturer has selected a particular supplier’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application. Consequently, we may experience difficulty in selling to a prospective customer if that customer initially selects a competitor’s capital equipment.

Our quarterly results of operations are likely to fluctuate, and as a result, we may fail to meet the expectations of our investors and securities analysts, which may cause the price of our common stock to decline.

We have experienced and expect to continue to experience significant fluctuations in our quarterly financial results. From time to time, customers may accelerate, postpone or cancel shipments, or production difficulties may delay shipments. A cancellation, delay in shipment or delay in customer acceptance of the product upon installation in any quarter may cause revenue in such quarter to fall significantly below expectations, which could cause the market price of our common stock to decline. Our financial results also fluctuate based on gross profit realized on sales. Gross profit as a percentage of revenue may vary based on a variety of factors, including the mix and average selling prices of products sold, costs to manufacture and customize systems and inventory management. In addition, a number of other factors may impact our quarterly financial results, including, but not limited to the following:

•	changing global economic conditions and worldwide political instability;

•	general conditions in the semiconductor equipment industry;

•	the extent that customers use our products and services in their business;

•	unexpected procurement or manufacturing difficulties;

•	pricing of key components;

•	fluctuations in foreign exchange rates;

•	a technical change that we are unable to address with our products;

•	a failure to achieve continued market acceptance of our key products;

•	ability to develop, introduce and market new, enhanced and competitive products in a timely manner;

•	introduction of new products by our competitors;

•	strategic technology investment decisions;

•	legal or technical challenges to our products and technology;

•	adverse weather conditions at our manufacturing facilities or customers’ facilities;

•	changes in the effective tax rate; and

•	new or modified accounting regulations.

Our operating expenses also fluctuate on a quarterly basis. A high percentage of our expenses are relatively fixed, thus, even a minimal number of cancelled, postponed or delayed shipments could have a significant adverse impact on financial results. In addition, we may continue to heavily invest in areas such as research and development, despite lower revenue levels. As such, financial results could be adversely impacted.

It is difficult for us to predict the quarter in which we will be recognizing revenue from large product orders.

We customarily sell a relatively small number of systems within any period. Consequently, our revenue and financial results could be negatively impacted for a particular quarter if anticipated orders from even a few customers are not received in time to permit shipment and/or there are delays in customer acceptance of the product upon installation or future obligations included in the contract do not permit revenue to be recognized on current tool sales under generally accepted accounting principles (“GAAP”). Generally, we recognize all or a portion of the revenue from a product upon shipment provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectibility is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. Please refer to the full revenue recognition policy in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Critical Accounting Policies and Significant Judgments and Accounting Estimates section of our most recent Annual Report on Form 10-K. As a result, it is often difficult to determine the timing of product revenue recognition. In addition, our product order backlog at the beginning of each quarter may not include all systems needed to achieve expected revenues for that quarter. Because we may build systems according to forecast, the absence of a significant backlog for an extended period of time could adversely affect financial results.

Our future business depends, in part, on our ability to successfully introduce and manage the transition to new products, and we may not succeed in accomplishing these goals.

We believe that our future success will depend on our ability to develop, manufacture and successfully introduce new systems and product lines with improved capabilities and to continue enhancing existing products; in particular, products that respond to the trend toward single wafer processing and 300mm wafer processing at more advanced nodes. We derive virtually all of our revenue from sales and servicing of systems and related products and services. We must accurately forecast the demand for new products while managing the transition from older products. In addition, we may be unable to complete the development or meet the technical specifications of new systems or enhancements or to manufacture and ship these systems or enhancements in volume and on time, which may harm our reputation and business. If any of our new products have reliability or quality problems, we may incur additional warranty and service expenses, experience a decline in product orders or incur higher manufacturing costs to correct such problems, all of which could adversely affect financial results.

We are subject to the risks of operating internationally and we derive a substantial portion of our revenues from outside the U.S.

International revenues account for a substantial portion of our revenue. Because we rely on sales to customers in Asia Pacific for a significant portion of our revenue, our business is very likely to be adversely impacted by economic downturns and instability in that region. Our business in Asia Pacific is affected by demand in each country. In addition, international sales are subject to risks, including, but not limited to:

•	changes in legal and regulatory requirements;

•	political and economic instability and acts of terrorism;

•	difficulties in accounts receivable collection;

•	natural disasters or public health crises;

•	difficulties in staffing for cultural diversity and managing international operations;

•	foreign trade disputes; and

•	fluctuations in foreign exchange rates.

If we are unable to protect our proprietary rights adequately, we may lose our ability to compete effectively in the semiconductor equipment industry.

We rely on obtaining and maintaining patent, copyright and trade secret protection for significant new technologies, products and processes and obtaining key licenses because of the length of time and expense associated with bringing new products through the development process to market. We intend to continue to file applications as appropriate for patents covering new products and manufacturing processes. However, we cannot provide assurance of the following:

•	that patents will be issued from any pending or future patent applications owned by, or licensed to, us;

•	that the claims allowed under any issued patents will be sufficiently broad to protect our technology position against competitors;

•	that any issued patents owned by or licensed to us will not be challenged, invalidated or circumvented; and

•	that the rights granted under our patents will provide us with competitive advantages.

We also have agreements with third parties for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses.

In addition, we maintain and enforce our trademarks to increase customer recognition of our products. If our trademarks are used by unauthorized third parties, our business may be harmed. We also rely on contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties to protect our proprietary rights. If these contractual agreements are breached, we may not have adequate remedies for any such breaches. We also cannot provide assurance that our trade secrets will not otherwise become known to or be independently developed by others.

Patent claims may be expensive to pursue, defend or settle and may substantially divert our resources and the attention of management.

We could incur substantial costs and diversion of management resources in defending patent suits brought against us or in asserting our patent rights against others. If the outcome of any such litigation is unfavorable to us, our business may be harmed. We may not be aware of pending or issued patents held by third parties that relate to our products or technologies. In the event that a claim is asserted against us, we may need to acquire a license to or contest the validity of a competitor’s patent. We cannot be certain that we could acquire such a license on commercially acceptable terms, if at all, or that it would prevail in such a proceeding. From time to time, we have received notices from and have issued notices to such third parties alleging infringement of patent and other intellectual property rights relating to our products. If we are subject to future claims of patent infringement, we may be required to make substantial settlement or damage payments and may have to devote substantial resources to reengineering our products.

We depend on limited groups of suppliers or single source suppliers, the loss of which could impair our ability to manufacture products and systems.

We obtain some of the components and subassemblies included in our products from a limited group of suppliers, or in some cases, a single source supplier. The loss of any supplier (or the temporary inability of any supplier to meet our production requirements, including any single source supplier) would require obtaining one or more replacement suppliers and may also require devoting significant resources to product development to incorporate new parts from other sources into our products. The need to change suppliers or to alternate between suppliers might cause delays in delivery or significantly increase our costs. Although we have insurance to protect against loss due to business interruption from some sources as necessary, we cannot provide assurance that such coverage will be adequate or that it will remain available on commercially acceptable terms. Although we seek to reduce our dependence on these limited source suppliers, disruption or loss of these sources could negatively impact our business and damage customer relationships.

Our outsource providers may fail to perform as we expect.

Outsource providers have an increasing role in our manufacturing operations, research and development initiatives and in transactional and administrative functions. Although we aim at selecting reputable providers and securing their performance on terms documented in written contracts, it is possible that one or more of these providers could fail to perform as we expect and such failure could have an adverse impact on our business. In addition, the expansive role of outsource providers has required and will continue to require us to implement changes to our existing operations and to adopt new procedures to deal with and manage the performance of these outsource providers. Any delay or failure in the implementation of our operational changes and new procedures could adversely affect our customer relationships and/or have a negative effect on our operating results.

Our indemnification obligations under the Distribution Related Agreements could be substantial, and we may not be fully indemnified in accordance with the Distribution Related Agreements for the expenses we incur.

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

Failure to comply with present or future environmental regulations could subject us to penalties and environmental remediation costs.

We are subject to a variety of foreign, federal, state and local laws regulating the discharge of materials into the environment and the protection of the environment. These regulations include discharges into the soil, water and air and the generation, handling, storage, and transportation and disposal of waste and hazardous substances. These laws increase the costs and potential liabilities associated with the conduct of our operations.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. We have accrued estimated environmental investigation and remediation costs for these sites and facilities. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, we have sufficient accruals to cover our portion of these costs.

Accrued amounts are only estimates of anticipated future environmental-related costs, and the amounts actually spent may be greater than such estimates. Accordingly, we may need to make additional accruals and subsequent payments to cover our indemnification obligations that would exceed current estimates. In addition, our present and past facilities have been in operation for many years, and over that time in the course of those operations, such facilities have used substances which are or might be considered hazardous. We also may have generated and disposed of wastes which are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future that we cannot now predict.

Our ability to manage potential growth or decline, integration of potential acquisitions, and potential disposition of product lines and technologies creates risks.

The cyclical nature of the semiconductor industry may cause us to experience rapid growth or decline in demand for products and services. As a result, we may face significant challenges in maintaining adequate financial and business controls, materials management, management processes, information systems and procedures on a timely basis, training, managing and appropriately sizing the work force. There can be no assurance that we will be able to perform such actions successfully.

An important element of our management strategy is to review acquisition prospects that would complement existing products, augment market coverage and distribution ability, or enhance technological capabilities. In the future, we may make acquisitions of complementary companies, products or technologies, or may reduce or dispose of certain product lines or technologies that no longer fit our long-term strategies. Managing an acquired business, disposing of product technologies or reducing personnel entails numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management’s attention to other business concerns, amortization of acquired intangible assets, the incurrence of debt and contingent liabilities and potential loss of key employees or customers of acquired or disposed operations, among others. Our success will depend, to a significant extent, on the ability of our executive officers and other members of our senior management to identify and respond to these challenges effectively. In addition, any acquisitions could result in dilutive issuances of equity securities. There can be no assurance that we will be able to achieve and manage successfully any such growth, decline, integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel, or that management, personnel or systems will be adequate to support continued operations. Any such inabilities or inadequacies may have a material adverse effect on our business, operating results, financial condition, cash flows and/or the price of our common stock.

We manufacture our products at one primary manufacturing facility and are thus subject to risk of disruption.

We have one primary manufacturing facility, located in Gloucester, Massachusetts, and our operations are subject to disruption for a variety of reasons, including, but not limited to natural disasters, work stoppages, operational facility constraints and terrorism. Such disruption may cause delays in shipments of products to our customers and may result in cancellation of orders or loss of customers and could seriously harm our business.

If we lose key employees or are unable to attract and retain key employees, we may be unable to pursue business opportunities.

Our future success depends to a significant extent on the continued service of key managerial, technical and engineering personnel. Competition for such personnel is intense, particularly in the labor markets around our facilities in Massachusetts. The available pool of qualified candidates is limited and we may not be able to retain our key personnel or to attract, train, assimilate or retain other highly qualified engineers and technical and managerial personnel in the future. The loss of these persons or our inability to hire, train or retrain qualified personnel could harm our business and results of operations.

We have anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of our common stock.

Provisions of our certificate of incorporation and by-laws and of Delaware law could delay, defer or prevent an acquisition or change in control of Varian Semiconductor or otherwise adversely affect the price of our common stock. For example, our Board of Directors is classified into three classes, and stockholders do not have the right to call special meetings of stockholders. Our certificate of incorporation also permits our Board of Directors to issue shares of preferred stock without stockholder approval. In addition to delaying or preventing an acquisition, the issuance of a substantial number of preferred shares could adversely affect the price of the common stock. We have also adopted a stockholders’ rights plan which could significantly dilute the equity interests of a person seeking to acquire control of us without approval of the Board of Directors.

We do not anticipate paying dividends on our common stock in the future.

We have not paid and do not anticipate paying dividends on our common stock. Our Board of Directors has discretion to make decisions to pay dividends to common stockholders in the future. The decision will depend on a number of factors, including results of operations, financial conditions and contractual restrictions that the Board, in its opinion, deems relevant.

Our financial results may be adversely impacted by higher than expected tax rates or exposure to additional income tax liabilities.

As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in both the U.S. and various foreign jurisdictions and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate could be adversely affected by changes in the distribution of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect profitability. For example, due to the global business realignment, the distribution of worldwide earnings has changed and has caused the tax rate to become more sensitive to the geographic distribution of profits. Under audit, we could face significant challenges regarding the geographic composition of these earnings from one or more jurisdictions. In addition, our effective tax rate has benefited from the research and development (“R & D”) tax credit which will expire on December 31, 2009. If the R & D credit is not extended, our tax liability may increase. Further, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S. We are also subject to regular examination of our tax returns by the Internal Revenue Service (IRS) and other taxing authorities. The IRS and other tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products, services, and the use of intangible assets. We could face significant future challenges on these transfer pricing issues in one or more jurisdictions. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe that our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1	Supplemental Retirement Plan of Varian Semiconductor Equipment Associates, Inc. 2005 Restatement.

10.2	Amendment to Change in Control Agreement for Gary E. Dickerson.

10.3	Amendment to Change in Control Agreement for Robert J. Halliday.

10.4	Amendment to Change in Control Agreement for Yong-Kil Kim.

10.5	Amendment to Change in Control Agreement for Thomas C. Baker.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 10, 2009