Form 10-Q
period 2009-04-03
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2009-05-13
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of common stock outstanding at May 1, 2009: 73,145,215

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	April 3, 2009	October 3, 2008
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$197,617	$139,679
Short-term investments	45,938	68,996
Accounts receivable, net	76,918	128,904
Inventories	127,163	165,201
Deferred income taxes	23,864	21,902
Other current assets	24,572	24,447

Total current assets	496,072	549,129

Long-term investments	64,672	69,491
Property, plant and equipment, net	64,006	66,636
Goodwill	12,280	12,280
Other assets	2,435	2,609

Total assets	$639,465	$700,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$584	$558
Accounts payable	14,847	29,072
Accrued expenses	25,343	41,745
Income taxes payable	3,164	3,740
Product warranty	4,566	7,661
Deferred revenue	22,639	32,285

Total current liabilities	71,143	115,061

Long-term accrued expenses and other liabilities	63,665	63,627
Deferred income taxes	3,951	3,951
Long-term debt	1,904	2,203

Total liabilities	140,663	184,842

Commitments, contingencies and guarantees (Note 13)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 94,105,080 shares issued and 72,389,250 outstanding at April 3, 2009; 93,535,106 shares issued and 71,819,276 outstanding at October 3, 2008	941	935
Capital in excess of par value	597,610	581,492
Less: Cost of 21,715,830 shares of common stock held in treasury at April 3, 2009 and October 3, 2008	(714,877)	(714,877)
Retained earnings	616,748	649,930
Accumulated other comprehensive loss	(1,620)	(2,177)

Total stockholders’ equity	498,802	515,303

Total liabilities and stockholders' equity	$639,465	$700,145

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
	(Amounts in thousands, except per share data)
Revenue
Product	$48,958	$234,962	$140,986	$470,472
Service	14,785	20,347	30,150	38,876
Royalty and license	11	29	59	46

Total revenue	63,754	255,338	171,195	509,394

Cost of revenue
Product	33,425	121,480	91,444	241,046
Service	9,068	12,613	18,587	24,899

Total cost of revenue	42,493	134,093	110,031	265,945

Gross profit	21,261	121,245	61,164	243,449

Operating expenses
Research and development	18,990	28,539	41,070	57,282
Marketing, general and administrative	24,090	32,838	50,850	65,401
Restructuring	2,051	—	8,300	—

Total operating expenses	45,131	61,377	100,220	122,683

Operating (loss) income	(23,870)	59,868	(39,056)	120,766
Interest income	1,347	2,378	3,240	5,540
Interest expense	(593)	(222)	(771)	(677)
Other (expense) income, net	(445)	44	(527)	93

(Loss) income before income taxes	(23,561)	62,068	(37,114)	125,722
(Benefit from) provision for income taxes	(3,937)	28,014	(3,932)	48,001

Net (loss) income	$(19,624)	$34,054	$(33,182)	$77,721

Weighted average shares outstanding - basic	72,244	74,106	72,070	74,518
Weighted average shares outstanding - diluted	72,244	75,252	72,070	76,002
Net (loss) income per share - basic	$(0.27)	$0.46	$(0.46)	$1.04
Net (loss) income per share - diluted	$(0.27)	$0.45	$(0.46)	$1.02

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Six Months Ended
	April 3, 2009	March 28, 2008
	(Amounts in thousands)
Cash flows from operating activities:
Net (loss) income	$(33,182)	$77,721
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,782	8,392
Amortization of investment premium	321	152
Deferred income taxes	(1,962)	34
Stock-based compensation	11,933	10,814
Tax (charge) benefit from stock-based compensation	(145)	1,771
Excess tax benefits from stock-based compensation	(357)	(1,664)
Changes in assets and liabilities:
Accounts receivable	52,560	(47,945)
Inventories	36,393	5,404
Other current assets	(125)	11,112
Accounts payable	(14,160)	(3,050)
Accrued expenses	(13,813)	2,796
Product warranty	(3,396)	(1,025)
Deferred revenue	(11,191)	(5,526)
Other	1,794	(713)

Net cash provided by operating activities	32,452	58,273

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,813)	(4,478)
Proceeds from sales of investments	2,069	6,586
Proceeds from the maturities of investments	41,332	100,979
Purchase of investments	(16,163)	(57,192)

Net cash provided by investing activities	22,425	45,895

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of options and issuance of stock under the employee stock purchase plan	4,336	3,837
Excess tax benefits from stock-based compensation	357	1,664
Repurchase of common stock	—	(104,362)
Repayment of long-term debt	(273)	(250)

Net cash provided by (used in) financing activities	4,420	(99,111)

Effects of exchange rates on cash	(1,359)	(2,604)

Net increase in cash and cash equivalents	57,938	2,453
Cash and cash equivalents at beginning of period	139,679	109,514

Cash and cash equivalents at end of period	$197,617	$111,967

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

The accompanying unaudited interim consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the instruction to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Annual Report on Form 10-K filed by us with the SEC on November 25, 2008 for the fiscal year ended October 3, 2008. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three and six months ended April 3, 2009 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

Determination of Fair Value

Per SFAS No. 157, we measure fair value utilizing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The following is a description of valuation methodologies we used to measure assets and liabilities at fair value, including an indication of the level in the fair value hierarchy.

Cash equivalents

We consider demand deposits and all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents and are classified as Level 1 in the valuation hierarchy. The carrying amounts of cash equivalents approximate estimated fair value due to the short-term maturities of those financial assets.

Securities available-for-sale

Securities are classified as Level 1 in the valuation hierarchy, where quoted prices are available in an active market. We may utilize an alternative pricing method (example, matrix pricing) and quotations from bond dealers to assist in determining fair value for each security traded over-the-counter rather than on a securities exchange. Matrix pricing is a mathematical technique which considers information with respect to comparable bond and note transactions or by reference to other securities that are considered comparable in such characteristics as rating, interest rate and maturity date, to determine fair value. Securities priced using such methods are generally classified as Level 2 and typically include U.S. Treasury and agency securities, corporate bonds and municipal bonds.

Deferred compensation

The deferred compensation liability represents our obligation to pay benefits under our non-qualified deferred compensation plan. The related investments, held in a Rabbi Trust, consist of equity securities, primarily mutual funds, and are classified as Level 1 in the valuation hierarchy. Adjustments to fair value of both the equity securities and the related deferred compensation liabilities are recorded in marketing, general and administrative expense.

Derivatives

In general, and where applicable, we use quoted prices in an active market for derivative assets and liabilities, which are traded on exchanges. These derivative assets and liabilities are classified as Level 1.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of April 3, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash equivalents	$179,421	$179,421	—	—
Short-term and long-term investments
U.S. Treasury and agency securities	13,056	—	$13,056	—
Corporate Bonds	73,150	—	73,150	—
Municipal Bonds	18,690	—	18,690	—
Equity Securities	4,714	4,714	—	—
Derivative assets	542	542	—	—

Total assets at fair value	$289,573	$184,677	$104,896	$—

Derivative liabilities	$1,089	$1,089	—	—
Deferred compensation	4,714	4,714	—	—

Total liabilities at fair value	$5,803	$5,803	$—	$—

Non-Marketable Equity Investments

The portfolio of financial assets excludes a $1.0 million minority equity investment in a private company which is accounted for under the cost method and is outside the scope of SFAS No. 157. This equity investment is included in long-term investments on the consolidated balance sheet.

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

The effect of recording stock-based compensation for the three and six months ended April 3, 2009 and March 28, 2008 was as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
	(Amounts in thousands)		(Amounts in thousands)
Effect of stock-based compensation on income by line item:
Cost of product revenue	$258	$263	$561	$482
Cost of service revenue	208	276	453	508
Research and development expense	1,196	1,200	2,470	2,200
Marketing, general and administrative expense	4,422	4,201	8,449	7,624
Benefit (provision) for income taxes	—	(2,704)	—	(4,234)

Total cost related to stock-based compensation	$6,084	$3,236	$11,933	$6,580

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

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Six Months Ended
	April 3, 2009	March 28, 2008
Expected life (in years)	3.7	3.6
Expected volatility	50.4%	45.5%
Risk-free interest rate	1.8%	3.2%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$6.63	$13.60

The following table summarizes stock option and restricted stock activity as of and for the six months ended April 3, 2009:

	Stock Option Activity				Unvested Restricted Stock Activity
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value
			(In years)	(In thousands)
Outstanding at October 3, 2008	5,156,786	$23.76			785,663	$28.36
Granted	1,123,570	17.22			223,108	17.11
Options exercised	(228,778)	11.84			—
Vesting of restricted stock	—				(235,616)	26.83
Forfeited/expired/cancelled	(31,389)	23.12			(16,827)	29.30

Outstanding at April 3, 2009	6,020,189	$22.99	4.4	$31,031	756,328	$25.49

Options vested and expected to vest at April 3, 2009	5,877,870	$22.91	4.4	$30,511
Options exercisable at April 3, 2009	3,393,031	$19.80	3.3	$22,569

As of April 3, 2009, there were a total of 6,227,375 shares reserved for issuance under the 2006 Stock Incentive Plan. The aggregate intrinsic value is based on our closing stock price of $24.49 on April 3, 2009 and represents the amounts that would have been received by the option holders had all option holders exercised their options as of that date. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price.

During the three months ended April 3, 2009, we awarded 27,140 restricted stock units. There were 66,632 restricted stock units outstanding as of April 3, 2009.

As of April 3, 2009, the unrecognized compensation cost related to unvested stock options was $22.5 million, net of estimated forfeitures. This unrecognized balance will be recognized over an estimated weighted average amortization period of 2.8 years.

As of April 3, 2009, the unrecognized compensation cost related to unvested restricted stock was $17.9 million, net of estimated forfeitures. This unrecognized balance will be recognized over an estimated weighted average amortization period of 2.3 years.

The total intrinsic value of options exercised during the three and six month periods ended April 3, 2009 was $1.7 million and $1.9 million, respectively. The total intrinsic value of options exercised during the three and six month periods ended March 28, 2008 was $1.4 million and $3.0 million, respectively.

The total fair value of restricted stock grants that vested during the three and six month periods ended April 3, 2009 was $1.9 million and $4.4 million, respectively. The total fair value of restricted stock grants that vested during the three and six month periods ended March 28, 2008 was $3.4 million and $10.2 million, respectively.

Employee Stock Purchase Plan

Our employees, who elect to participate in the Employee Stock Purchase Plan (“ESPP”), are able to purchase common stock at the lower of 85% of the fair market value of our common stock on the first or last day of the applicable offering period. Typically, each offering period lasts six months. On November 24, 2008, we decided to suspend enrollment and participation in the ESPP as of January 1, 2009. We expect to lift the suspension once the industry recovers. As of April 3, 2009, there were a total of 828,266 shares of common stock reserved for issuance under the ESPP. The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Six Months Ended
	April 3, 2009	March 28, 2008
Expected life (in years)	0.5	0.5
Expected volatility	49.0%	57.3%
Risk-free interest rate	2.1%	3.3%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$10.44	$11.22

There was no new activity for the three months ended April 3, 2009 due to the suspension of the ESPP in January 2009.

Note 4. Computation of Net (Loss) Income Per Share

Basic net (loss) income per share is calculated using net (loss) income and the weighted average number of shares of common stock outstanding during the reporting period. Diluted net (loss) income per share includes additional dilution from stock issuable pursuant to the exercise of stock options outstanding and unvested restricted stock. Options to purchase common shares with exercise prices that exceed the market value of the underlying common stock are excluded from the computation of diluted earnings per share, as these options are anti-dilutive. For purposes of the diluted net (loss) income per share calculation, the additional shares issuable upon exercise of stock options are determined using the treasury stock method which, as required by SFAS No. 123(R), includes as assumed proceeds share-based compensation expense and the tax effect of such compensation.

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

A reconciliation of the numerator and denominator used in the net (loss) income per share calculations is presented as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
	(Amounts in thousands, except per share data)
Numerator:
Net (loss) income	$(19,624)	$34,054	$(33,182)	$77,721

Denominator:
Denominator for basic net (loss) income per share:
Weighted average shares outstanding	72,244	74,106	72,070	74,518
Effect of dilutive securities:
Stock options and restricted stock	—	1,146	—	1,484

Denominator for diluted net (loss) income per share	72,244	75,252	72,070	76,002

Net (loss) income per share - basic	$(0.27)	$0.46	$(0.46)	$1.04
Net (loss) income per share - diluted	$(0.27)	$0.45	$(0.46)	$1.02

For the three and six month periods ended April 3, 2009, 4.1 million and 3.9 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive. For the three and six month periods ended March 28, 2008, 1.3 million and 0.8 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

Note 5. Accounts Receivable

Accounts receivable consist of the following:

	April 3, 2009	October 3, 2008
	(Amounts in thousands)
Billed receivables	$79,291	$130,184
Allowance for doubtful accounts	(2,373)	(1,280)

Accounts receivable, net	$76,918	$128,904

Note 6. Inventories

The components of inventories are as follows:

	April 3, 2009	October 3, 2008
	(Amounts in thousands)
Raw materials and parts	$76,818	$82,343
Work in process	3,993	16,509
Finished goods	46,352	66,349

Total inventories	$127,163	$165,201

Note 7. Accrued Expenses

The components of accrued expenses are as follows:

	April 3, 2009	October 3, 2008
	(Amounts in thousands)
Accrued incentives	$3,427	$14,921
Accrued employee benefits	6,407	9,756
Accrued payroll	4,635	7,367
Accrued retirement benefits	578	2,593
Accrued restructuring costs	1,342	583
Other	8,954	6,525

Total accrued expenses	$25,343	$41,745

Note 8. Long-Term Accrued Expenses and Other Long-Term Liabilities

There were $63.7 million and $63.6 million in long-term accrued expenses and other long-term liabilities at April 3, 2009 and October 3, 2008, respectively. Included in these amounts were $44.3 million and $42.3 million for long-term tax liabilities. In addition, post-employment liabilities, environmental and other costs not expected to be expended within the next year are included in long-term accrued expenses and other long-term liabilities. The current portion is recorded within accrued expenses.

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

Product warranty activity for the first three and six months of fiscal years 2009 and 2008 was as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
	(Amounts in thousands)		(Amounts in thousands)
Beginning product warranty balance	$6,711	$12,667	$8,339	$12,979
Accruals for warranties issued during the period	632	3,466	2,515	6,784
Adjustments to pre-existing warranties	(447)	(310)	(921)	189
Fulfillments during the period	(1,965)	(3,624)	(5,002)	(7,753)

Ending product warranty balance	$4,931	$12,199	$4,931	$12,199

Current portion of product warranty	$4,566	$11,505
Long-term portion of product warranty	365	694

Total product warranty liability	$4,931	$12,199

Note 10. Deferred Revenue

The components of deferred revenue are as follows:

	April 3, 2009	October 3, 2008
	(Amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$10,445	$16,794
Extended warranties	12,075	15,670
Maintenance and service contracts	4,520	5,704
Other deferred revenue	375	778

Total deferred revenue	$27,415	$38,946

Current portion of deferred revenue	$22,639	$32,285
Long-term portion of deferred revenue	4,776	6,661

Total deferred revenue	$27,415	$38,946

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

In the second quarter of fiscal year 2009, we incurred a restructuring charge of $2.1 million of which $1.9 million is related to the U.S. and Asia Pacific in connection with the continuation of cost reduction initiatives in response to the continued deterioration in the semiconductor capital equipment market. The expense is related to a reduction of headcount in the U.S. and Asia Pacific of approximately 50 people, primarily within manufacturing and engineering. The restructuring charge, part of an ongoing benefit arrangement, is accounted for under SFAS No. 112, “Accounting for Postemployment Benefits.”

We began relocating the European operations in Houten, the Netherlands to Schaffhausen, Switzerland, in the fiscal fourth quarter of 2008. The restructuring is accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and is comprised primarily of one-time termination benefits, and contract termination expense related to a facility lease.

We estimate that the European restructuring activity, inclusive of activity through the first six months of fiscal year 2009 ($1.8 million) will cost $2.5 million. The estimate also includes future, one-time termination benefits of $0.3 million.

The following table summarizes the restructuring activity for the first six months of fiscal year 2009.

	Ongoing Benefit Arrangements	One-time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
	(Amounts in thousands)
Accrued charges at October 3, 2008	$184	$324	—	$75	$583
Costs incurred	4,393	1,053	$438	365	6,249
Costs paid	(3,829)	(663)	—	(178)	(4,670)
Non-cash settlements	—	—	—	(68)	(68)

Accrued charges at January 2, 2009	$748	$714	$438	$194	$2,094
Costs incurred	1,377	238	—	249	1,864
Adjustments	243	—	—	(56)	187
Costs paid	(2,114)	(363)	(33)	(169)	(2,679)
Non-cash settlements	—	—	—	(124)	(124)

Accrued charges at April 3, 2009	$254	$589	$405	$94	$1,342

Cash outlays related to one-time termination benefits and contract termination costs to exit the Houten facility will continue through fiscal years 2010 and 2013, respectively.

Note 12. Notes Payable

On May 23, 2008, we entered into a credit agreement with a financial institution providing for borrowings of a maximum principal amount of up to $100.0 million under an unsecured revolving credit facility. Amounts could be borrowed, repaid and reborrowed from time to time during the five-year commitment period ending May 23, 2013. Borrowings would bear interest at a rate per annum equal to either: (1) the greater of (a) the prime rate and (b) the federal funds rate plus 0.50%; or (2) the sum of (a) LIBOR, with certain adjustments and (b) an “applicable rate,” defined in the credit agreement as a percentage spread based on our leverage ratio.

We terminated this credit agreement effective March 27, 2009, pursuant to the terms of the agreement. As of March 27, 2009, there were no outstanding borrowings under this credit agreement and we did not incur any early termination penalties in connection with the credit agreement termination.

Note 13. Commitments, Contingencies and Guarantees

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at our request. The term of the indemnification period is upon the later of (i) ten years after the person has ceased being an officer or director, or (ii) the termination of all pending or threatened actions, suits, proceedings or investigations. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of April 3, 2009.

We enter into indemnification agreements in the normal course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We believe the estimated fair value of these agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of April 3, 2009.

We also indemnify certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims related to the use of our products and services or resulting from the acts or omissions of us, our employees, officers, authorized agents or subcontractors. We have general and umbrella insurance policies that limit our exposure under these indemnification obligations and guarantees. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of April 3, 2009.

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

We also enter into purchase order commitments in the normal course of business. As of April 3, 2009, we had approximately $16.7 million of purchase order commitments with various suppliers.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. We have accrued $1.1 million in estimated environmental investigation and remediation costs for these sites and facilities as of April 3, 2009. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, we have accrued $4.0 million as of April 3, 2009, which represents future costs discounted at 7%, net of inflation, to cover our portion of these costs.

As of April 3, 2009, our environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, totaled $5.1 million, of which $0.7 million is classified as current.

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

We evaluate our liability for environmental-related investigation and remediation in light of the liability and financial strength of potentially responsible parties and insurance companies where we believe that we have rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. VMS receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of our past and future environmental-related expenditures. Accordingly, we have recorded a receivable for approximately $1.0 million at each of April 3, 2009 and October 3, 2008 which was included in “Other assets” in the Consolidated Balance Sheets. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has, in the past, paid the claims that VMS has made.

Legal Proceedings

Varian Semiconductor is currently a party to legal disputes. While we believe we have meritorious claims and/or defenses with respect to each dispute, we cannot predict the outcome of each such dispute. Management believes that the ultimate outcome of these disputes, individually and in the aggregate, will not have a material adverse effect on our financial condition or results of our operations.

Note 14. Derivative Financial Instruments

Effective January 3, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities and requires entities to provide enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We use derivatives to hedge the foreign currency exposure that is associated with certain of our assets and liabilities denominated in various non-U.S. dollar currencies and non-U.S. dollar forecasted revenue transactions.

We hedge our exposure in foreign currency denominated assets and liabilities with foreign currency forward contracts. Since these derivatives hedge existing exposures that are denominated in non-U.S. dollar currencies, these contracts do not qualify for hedge accounting.

We also use foreign currency forward contracts to hedge our exposure on non-U.S. dollar forecasted revenue transactions. These derivatives are designated as cash flow hedges. We do not engage in currency speculation. For purposes of presentation within the consolidated statements of cash flows, derivative gains and losses are presented within net cash provided by operating activities.

Cash flow hedges

A designated hedge of the exposure to variability in the future cash flows of an asset or liability, or of a forecasted transaction, is referred to as a cash flow hedge. We use currency forward contracts to hedge exposures on forecasted non-U.S dollar denominated sales transactions. These instruments generally mature within 12 months. These derivative instruments are recognized on the balance sheet at fair value and changes in the fair value are reported as a component of comprehensive income in stockholders’ equity. Once the underlying forecasted transaction is realized, the gain or loss from the derivative is reclassified from other comprehensive income to the consolidated statements of operations, in the related revenue caption, as appropriate. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized immediately in other income (expense), net, in the consolidated statements of operations.

As of April 3, 2009, we had the following outstanding currency forward contracts that were entered into to hedge a forecasted transaction:

Currency	Notional Value
Japanese Yen	459,084,000

Non-designated hedges

Forward exchange contracts are generally used to hedge certain non-U.S. dollar denominated assets or liabilities. These derivatives are not designated for hedge accounting treatment. Accordingly, these outstanding non-designated derivatives are recognized on the balance sheet at fair value and changes in the fair value of these hedges are recorded in other income (expense), net, in the consolidated statements of operations.

The following table provides the types of derivative instruments outstanding as of April 3, 2009 (amounts in thousands):

	Asset Derivatives April 3, 2009		Liability Derivatives April 3, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets	$542	Other liabilities	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	—	Other liabilities	$1,131

The following table provides the effect derivative instruments had on other comprehensive income (“OCI”) and consolidated statements of operations (amounts in thousands):

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Location of Gain or (Loss) Recognized in Income on Derivatives Not Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in Income on Derivatives Not Designated as Hedging Instruments
	Six months ended April 3, 2009		Six months ended April 3, 2009		Six months ended April 3, 2009		Six months ended April 3, 2009
Foreign exchange contracts	$(1,597)	Product revenue	$(2,047)	Other income (expense), net	$127	Other income (expense), net	$(1,286)

Note 15. Comprehensive (Loss) Income

The following table reconciles net (loss) income to comprehensive (loss) income, net of tax effect, for the second quarter and first six months of fiscal years 2009 and 2008:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
	(Amounts in thousands)		(Amounts in thousands)
Net (loss) income	$(19,624)	$34,054	$(33,182)	$77,721
Other comprehensive (loss) income:
Unrealized gain (loss) on cash flow hedging instruments	444	285	(1,695)	200
Reclassification adjustment for realized loss (gain) on cash flow hedging instruments included in net (loss) income	—	(381)	2,047	(381)
Unrealized (loss) gain on investments	(148)	69	(164)	201
Reclassification adjustment for realized loss (gain) on investments included in net (loss) income	159	(63)	509	(99)

Comprehensive (loss) income	$(19,169)	$33,964	$(32,485)	$77,642

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

We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenue in the foreseeable future. In the second quarter of fiscal year 2009, revenue from two customers accounted for 25% and 10%, respectively, of our total revenue. In the second quarter of fiscal year 2008, revenue from four customers accounted for 21%, 15%, 12% and 10%, respectively, of our total revenue. During the first six months of fiscal year 2009, revenue from two customers accounted for 29% and 13%, respectively, of our total revenue. During the first six months of fiscal year 2008, revenue from four customers accounted for 19%, 13%, 10% and 10%, respectively, of our total revenue.

As of April 3, 2009, two customers represented 18% and 14%, respectively, of the total accounts receivable balance. As of October 3, 2008, four customers accounted for 16%, 12%, 11% and 10%, respectively, of the total accounts receivable balance.

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North America	Europe	Japan	Taiwan	Korea	Other	Consolidated
	(Amounts in thousands)
Revenue — Three months ended:
April 3, 2009	$24,935	$8,584	$9,025	$7,422	$7,304	$6,484	$63,754
March 28, 2008	$63,383	$12,507	$10,841	$98,075	$40,331	$30,201	$255,338

Revenue — Six months ended:
April 3, 2009	$64,851	$20,817	$37,458	$20,737	$16,592	$10,740	$171,195
March 28, 2008	$114,220	$21,396	$31,806	$202,676	$86,592	$52,704	$509,394

Long-lived assets:
April 3, 2009	$59,607	$1,000	$191	$475	$4,924	$244	$66,441
October 3, 2008	$60,617	$379	$296	$553	$7,055	$345	$69,245

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

We recorded an income tax benefit of $3.9 million for the six months ended April 3, 2009. Exclusive of discrete items, the projected effective tax benefit for the year is approximately 13%, comprised of an expected tax benefit at the U.S. statutory rate of 35%, offset by losses incurred in low tax jurisdictions, charges relating to the realignment and other items aggregating approximately 22%. This benefit was offset in the period by discrete charges primarily relating to interest accrued on uncertain tax positions and other discrete items of $0.8 million. For the six month period ended March 28, 2008, our income tax expense of $48.0 million included a discrete net benefit of $1.2 million related to a Swiss net operating loss and other discrete items. Our effective income tax rate was 38.2% for the first six months of fiscal year 2008. The discrete income tax benefit received in the first six months of fiscal year 2008 reduced the effective tax rate by approximately 1 percentage point.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on September 29, 2007. The net increase in the reserve for unrecognized tax benefits during the first and second quarters of fiscal year 2009 was $1.1 million and $1.0 million, respectively, for positions taken in the current year. The total amount of unrecognized tax benefits was $53.5 million as of January 2, 2009 and $54.5 million as of April 3, 2009. Of these amounts, the amounts that would impact the effective tax rate, if recognized, were $49.1 million and $50.0 million, respectively. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets of which $3.0 million as of January 2, 2009 and April 3, 2009 relate to state tax credits which are fully offset by a valuation allowance. As of April 3, 2009, the total amount of accrued interest and penalties was $3.8 million. We will reexamine the tax provision and the effect of estimated unrecognized tax benefits on our financial position at the end of each reporting period.

Except for the matters currently in the Appeals Office of the Internal Revenue Service (“IRS”), as discussed below, we do not anticipate that the total unrecognized tax benefits will significantly change due to increases in reserves, the settlements of audits or the expiration of statute of limitations in the next twelve months.

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various federal, state and foreign tax authorities, including the IRS. We are subject to audit by the IRS and various state and foreign authorities for the fiscal years 2003 through 2007. The IRS recently concluded an examination of certain refund claims, primarily related to the extraterritorial income exclusion, filed by us for the fiscal years 2000 through 2004. The IRS issued a notice of disallowance relating to a portion of these claims and we filed a formal protest with the Appeals Office of the IRS. An Appeals hearing date has not been set. It is unknown whether agreement on these claims will be reached within the next twelve months. The favorable resolution of these claims could result in a benefit to the tax provision in the range of $0 to $5.8 million. Final agreement could reduce the amount of unrecognized tax benefits by approximately $5.8 million. The IRS is currently conducting an examination of fiscal year 2007. Audit field work began in late January 2009.

We include interest and penalties related to unrecognized tax benefits within our provision for income taxes.

Note 18. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141(R) requires a number of changes in accounting for business combinations, including the recognition of contingent consideration and certain contingent assets and liabilities at fair value, capitalization of acquired in-process research and development, expensing of acquisition related transaction costs and restructuring costs, and the recognition of changes in the acquirer’s income tax valuation allowance. This statement will be effective for our fiscal year 2010, with early adoption prohibited. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of fiscal year 2010.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP, with early application not permitted. We are currently evaluating the effect, if any, that the adoption of FSP No. EITF 03-6-1 will have on our financial position, results of operations and cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms “believes,” “anticipates,” “expects,” “plans” or similar expressions are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. There are a number of important factors that could cause Varian Semiconductor Equipment Associates, Inc.’s (“Varian Semiconductor,” the “Company,” “we,” “our,” or “us”) actual results to differ materially from those indicated by forward-looking statements made in this report and presented by management from time to time. Some of the important risks and uncertainties that may cause Varian Semiconductor’s financial results to differ are described under the heading “Risk Factors” in this report, which include any material changes to and restate and supersede the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended October 3, 2008, filed with the SEC on November 25, 2008.

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

Our industry is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. Historically, our business has experienced significant volatility and we believe the semiconductor capital equipment business will continue to be volatile, largely due to fluctuations in the level of investment by memory manufacturers. During the second quarter of fiscal year 2009, we experienced a significant drop in business compared to the first quarter of fiscal year 2009. This decline is in addition to a decline of approximately 21% in revenue from fiscal year 2007 to fiscal year 2008. We believe that overcapacity in the memory market was the primary driver for the decline in business from fiscal year 2007 to fiscal year 2008. We also believe that continued overcapacity in the memory markets, along with the global credit crisis and the decline in end-user demand for semiconductors has resulted in the rapid decline in revenue during the first six months of fiscal year 2009. These factors are expected to continue to negatively impact our business through at least the remaining quarters of fiscal year 2009. Our revenue has historically been derived from a limited number of customers, some of which require financing to continue upgrade and/or expansion plans that require the purchase of our tools. Our after-market business has also been adversely affected as fabs are running at lower utilization levels, thus requiring fewer parts, upgrades and services.

We believe that our management team has the industry experience to quickly and effectively react to sizing adjustments required by the volatility in the market. As such, we began resizing our business in fiscal year 2008 and continued through the first six months of fiscal year 2009. We expect to continue to closely monitor the industry and may incur additional restructuring charges in subsequent quarters.

We believe that we have the financial strength and liquidity to continue investing in product development such that we can continue to maintain our leading industry position. As of April 3, 2009, we had $307.2 million in cash and investments and approximately $2.5 million in debt. Furthermore, despite the year to date loss, we generated approximately $32.5 million in cash from operations during the first six months of fiscal year 2009.

Our business is tied closely to our market share and the total available market for ion implanters. Calendar year 2008 semiconductor capital expenditure reports show that the total available market for ion implanters decreased by approximately 40% versus calendar year 2007. In addition, based mainly on references to leading industry analyst reports and current customer buying patterns, we believe that semiconductor capital equipment spending will significantly decline in 2009 from 2008.

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

Market Share and Total Available Market. The table below shows our calendar year 2008 and 2007 market share, as reported by Gartner Dataquest in April 2009 and April 2008, respectively. Market share estimates are calculated on a subset of revenue, and information reported by Gartner Dataquest may not be consistent on a company by company basis. The table below also shows the total available market for ion implanter sales in calendar years 2008 and 2007, also reported by Gartner Dataquest in April 2009 and April 2008, respectively. The total available market represents estimated worldwide total revenue for ion implanters sold during each of the calendar years.

	Market Share Calendar Year Ended		Total Available Market Calendar Year Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
			(Amounts in millions)
By market
Medium current	41.5%	56.6%	$281	$454
High current	78.1%	77.8%	371	672
High energy	22.8%	12.8%	79	147
Ultra high dose	100.0%	100.0%	67	64

Overall	61.5%	64.5%	$798	$1,337

Market share and total available market research data is also published by VLSI Research Inc. In May 2009, VLSI Research Inc. reported that our overall market share was 65% and that the total available market was $757.8 million for calendar year 2008.

We estimate our market share on a regular basis. We do so based on extensive information, including our own revenues, competitor orders and other key information such as tool move-ins at the fabs. Our market share estimates are usually closely aligned with those of Gartner Dataquest. Revenue recognition disparities do not normally cause significant swings in calculations of market share. However, we believe the significant decline in semiconductor capital equipment business in 2008 caused revenue recognition delays from 2007 shipments to distort 2008 market share metrics. Our information indicates that based on a competitor’s delayed revenue recognition, a significant portion of their medium current tool shipments in 2007 was not recognized as revenue until 2008. As such, we believe our 2008 medium current market share, if normalized for these shipments, would be approximately flat from 2007 and our overall 2008 market share would be several percentage points higher than our overall 2007 market share. Since 2007 we have not lost a medium current customer. Our high current market share is a result of the industry shift to single wafer implanters at advanced technology nodes (65nm and below). We began developing single wafer high current tools in 1994 and are currently the industry leader. The increase in high energy market share is primarily related to customer mix in the total available market for high energy tools. Our position in the ultra high-dose market has resulted from the success of our new plasma doping tool, known as the VIISta PLAD, which is currently used by memory manufacturers.

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

Results of Operations

Revenue

The following table sets forth revenue by category for the three and six month periods ended April 3, 2009 and March 28, 2008:

	Fiscal Three Months Ended				Fiscal Six Months Ended
	April 3, 2009	March 28, 2008	Change	Percent Change	April 3, 2009	March 28, 2008	Change	Percent Change
	(Amounts in thousands)				(Amounts in thousands)
Revenue
Product	$48,958	$234,962	$(186,004)	-79.2%	$140,986	$470,472	$(329,486)	-70.0%
Service	14,785	20,347	(5,562)	-27.3%	30,150	38,876	(8,726)	-22.4%
Royalty and license	11	29	(18)	-62.1%	59	46	13	28.3%

Revenue	$63,754	$255,338	$(191,584)	-75.0%	$171,195	$509,394	$(338,199)	-66.4%

Revenue by territory:
Asia Pacific	$30,235	$179,448	$(149,213)	-83.2%	$85,527	$373,778	$(288,251)	-77.1%
North America	24,935	63,383	(38,448)	-60.7%	64,851	114,220	(49,369)	-43.2%
Europe	8,584	12,507	(3,923)	-31.4%	20,817	21,396	(579)	-2.7%

Revenue	$63,754	$255,338	$(191,584)	-75.0%	$171,195	$509,394	$(338,199)	-66.4%

Product

During the second quarter and the first six months of fiscal year 2009, product revenue was $49.0 million and $141.0 million, respectively, compared to $235.0 million and $470.5 million, respectively, for the same periods a year ago. Overcapacity in the memory market, along with the global credit crisis and the decline in end-user demand for semiconductors, has caused our customers to significantly decrease their spending for our products. On a unit basis, the number of tools recorded in revenue declined 76% for the first six months of fiscal year 2009, compared to the first six months of fiscal year 2008. In addition, revenue from parts and upgrades sales during the first six months of fiscal year 2009 decreased 53%, compared to the same fiscal period a year ago, due to lower utilization levels at most foundry and memory customers.

Service

Service revenue during the second quarter and first six months of fiscal year 2009 was $14.8 million and $30.2 million, respectively, compared to $20.3 million and $38.9 million, respectively, for the same periods a year ago. This decrease in the second quarter and first six months of fiscal year 2009 as compared to the same periods in fiscal year 2008 is primarily related to a decrease in installation revenue due to fewer tool shipments and a decrease in service contract revenue as a result of customer fab closures and reduced utilization levels.

Revenue by Territory

The Asia Pacific region has historically accounted for a significant percentage of our revenues. The decrease in revenue from this region for the second quarter and first six months of fiscal year 2009 as compared to the same periods in fiscal year 2008 is due to the worldwide decrease in semiconductor manufacturing, particularly among memory customers in the Asia Pacific region. North American sales also decreased during the second quarter and first six months of fiscal year 2009, although not as much as the Asia Pacific region because of increased sales to a logic customer in the first six months of fiscal year 2009. The most significant driver of change across all regions is the substantial drop in memory business.

Royalty and License

Royalty revenue during the second quarter and first six months of fiscal years 2009 and 2008 was less than $0.1 million, as all agreements have now expired.

Customers

In the second quarter of fiscal year 2009, revenue from two customers accounted for 25% and 10%, respectively, of our total revenue. In the second quarter of fiscal year 2008, revenue from four customers accounted for 21%, 15%, 12% and 10%, respectively, of our total revenue. During the first six months of fiscal year 2009, revenue from two customers accounted for 29% and 13%, respectively, of our total revenue. During the first six months of fiscal year 2008, revenue from four customers accounted for 19%, 13%, 10% and 10%, respectively, of our total revenue.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given reporting period (see also “Item 1A. Risk Factors”).

Shipment Mix

Our tools are used primarily in 300mm wafer-size fabs. Our tools are used by logic, memory and foundry manufacturers for integrated circuit production. Logic manufacturers make chips that process information and are owned by the companies that design the chips. Memory manufacturers make chips that store information and they, too, are owned by the companies that design the chips. Foundry manufacturers are contractors that take chip designs from other companies and make the chips for them. Over the last several years the demand for memory chips has outstripped the demand for logic chips. However, overcapacity in the memory market has caused a significant decline in demand from memory customers. Virtually all of our tool shipments are 300mm tools, which began to replace 200mm tools at the end of the 1990s. The following table sets forth tool shipments by market, as a percent of total tool shipments, for the second quarter and first six months, respectively, of fiscal years 2009 and 2008. Percentages are based on the number of tools shipped during the respective period.

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
By market
Memory	30%	56%	26%	69%
Logic	40%	16%	55%	12%
Foundry	30%	28%	19%	19%

Shipments	100%	100%	100%	100%

Cost of Product Revenue

Cost of product revenue was $33.4 million and gross margin was 32% for the second quarter of fiscal year 2009, compared to cost of product revenue of $121.5 million and gross margin of 48% for the second quarter of fiscal year 2008. For the first six months of fiscal 2009, the cost of product revenue was $91.4 million and gross margin was 35%, compared to cost of product revenue of $241.0 million and gross margin of 49% for the first six months of fiscal year 2008. The primary reason for the decrease in gross margin for both the second quarter and the first six months of fiscal year 2009 is unfavorable factory absorption due to significantly lower volume. Unfavorable factory absorption impacted gross profit by $4.7 million, or 9.6%, in gross margin and $10.0 million, or 7.1%, in gross margin in the second quarter and first six months of fiscal year 2009, respectively. We anticipate that the factory will continue to be significantly under utilized for at least the next quarter.

Cost of Service Revenue

Cost of service revenue was $9.1 million and gross margin was 39% for the second quarter of fiscal year 2009, compared to cost of service revenue of $12.6 million and gross margin of 38% for the second quarter of fiscal year 2008. Cost of service revenue was $18.6 million and gross margin was 38% for the first six months of fiscal year 2009, compared to cost of service revenue of $24.9 million and gross margin of 36% for the first six months of fiscal year 2008. Cost of service revenue primarily consists of installation expenses. Thus, fluctuations in service margins are mainly attributed to the change in installation margins, which are influenced by product and regional mix. The fair value of installations is assessed periodically and is largely based upon the historical experience of the effort and cost to complete installations.

Research and Development

Research and development expense for the second quarter and first six months of fiscal year 2009 was $19.0 million and $41.1 million, respectively, compared to $28.5 million and $57.3 million, respectively, for the same periods in fiscal year 2008. Although we have reduced our spending in response to the industry downturn, we continue to maintain our investments in new product development and growth initiatives.

Marketing, General and Administrative

Marketing, general, and administrative expense for the second quarter and first six months of fiscal year 2009 was $24.1 million and $50.9 million, respectively, compared to $32.8 million and $65.4 million, respectively, for the same periods in fiscal year 2008. The decrease in the second quarter and first six months of fiscal year 2009 was primarily due to cost reduction efforts. Compensation plans have been significantly reduced and/or suspended and cost reduction efforts have resulted in lower levels of headcount and associated costs, such as travel. In addition, we have had mandated shutdowns for several weeks each quarter during fiscal year 2009. For the first six months of fiscal year 2009, these reductions were partially offset by a $1.0 million increase to bad debt expense related to one customer insolvency and one customer restructuring, both recently announced.

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

In the second quarter of fiscal year 2009, we incurred a restructuring charge of $2.1 million of which $1.9 million is related to the U.S. and Asia Pacific in connection with the continuation of cost reduction initiatives in response to the continued deterioration in the semiconductor capital equipment market. The expense is related to a reduction of headcount in the U.S. and Asia Pacific of approximately 50 people, primarily within manufacturing and engineering. The restructuring charge, part of an ongoing benefit arrangement, is accounted for under SFAS No. 112, “Accounting for Postemployment Benefits.”

We began relocating the European operations in Houten, the Netherlands to Schaffhausen, Switzerland, in the fiscal fourth quarter of 2008. The restructuring is accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and is comprised primarily of one-time termination benefits, and contract termination expense related to a facility lease.

We estimate that the European restructuring activity, inclusive of activity through the first six months of fiscal year 2009 ($1.8 million) will cost $2.5 million. The estimate also includes future, one-time termination benefits of $0.3 million.

The following table summarizes the restructuring activity for the first six months of fiscal year 2009.

	Ongoing Benefit Arrangements	One-time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
	(Amounts in thousands)
Accrued charges at October 3, 2008	$184	$324	—	$75	$583
Costs incurred	4,393	1,053	$438	365	6,249
Costs paid	(3,829)	(663)	—	(178)	(4,670)
Non-cash settlements	—	—	—	(68)	(68)

Accrued charges at January 2, 2009	$748	$714	$438	$194	$2,094
Costs incurred	1,377	238	—	249	1,864
Adjustments	243	—	—	(56)	187
Costs paid	(2,114)	(363)	(33)	(169)	(2,679)
Non-cash settlements	—	—	—	(124)	(124)

Accrued charges at April 3, 2009	$254	$589	$405	$94	$1,342

Cash outlays related to one-time termination benefits and contract termination costs to exit the Houten facility will continue through fiscal years 2010 and 2013, respectively.

We expect to continue cost reduction initiatives during the third quarter of fiscal year 2009.

Interest Income and Interest Expense

During the second quarter and first six months of fiscal year 2009, we earned $0.8 million and $2.5 million in net interest income, respectively, compared to $2.2 million and $4.9 million, respectively, for the same periods of fiscal year 2008. The decrease in net interest income for the second quarter and first six months of fiscal year 2009 was due to a decrease in interest rates as a result of global economic conditions. In addition, we recorded $0.3 million of interest expense during the second quarter of fiscal year 2009 related to financing charges associated with the termination of the $100.0 million line of credit. For more information on the termination of this line of credit, see Note 12, “Notes Payable,” in the accompanying notes to the unaudited interim consolidated financial statements.

Other (Expense) Income, Net

Other expense, net was $0.4 million and $0.5 million for the second quarter and first six months of fiscal year 2009, respectively, compared to other income, net of less than $0.1 million for the same periods of fiscal year 2008. Other (expense) income includes foreign currency exchange gains and losses.

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

We recorded an income tax benefit of $3.9 million for the six months ended April 3, 2009. Exclusive of discrete items, the projected effective tax benefit for the year is approximately 13%, comprised of an expected tax benefit at the U.S. statutory rate of 35%, offset by losses incurred in low tax jurisdictions, charges relating to the realignment and other items aggregating approximately 22%. This benefit was offset in the period by discrete charges primarily relating to interest accrued on uncertain tax positions and other discrete items of $0.8 million. For the six month period ended March 28, 2008, our income tax expense of $48.0 million included a discrete net benefit of $1.2 million related to a Swiss net operating loss and other discrete items. Our effective income tax rate was 38.2% for the first six months of fiscal year 2008. The discrete income tax benefit received in the first six months of fiscal year 2008 reduced the effective tax rate by approximately 1 percentage point.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on September 29, 2007. The net increase in the reserve for unrecognized tax benefits during the first and second quarters of fiscal year 2009 was $1.1 million and $1.0 million, respectively, for positions taken in the current year. The total amount of unrecognized tax benefits was $53.5 million as of January 2, 2009 and $54.5 million as of April 3, 2009. Of these amounts, the amounts that would impact the effective tax rate, if recognized, were $49.1 million and

$50.0 million, respectively. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets of which $3.0 million as of January 2, 2009 and April 3, 2009 relate to state tax credits which are fully offset by a valuation allowance. As of April 3, 2009, the total amount of accrued interest and penalties was $3.8 million. We will reexamine the tax provision and the effect of estimated unrecognized tax benefits on our financial position at the end of each reporting period.

Except for the matters currently in the Appeals Office of the Internal Revenue Service (“IRS”), as discussed below, we do not anticipate that the total unrecognized tax benefits will significantly change due to increases in reserves, the settlements of audits or the expiration of statute of limitations in the next twelve months.

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various federal, state and foreign tax authorities, including the IRS. We are subject to audit by the IRS and various state and foreign authorities for the fiscal years 2003 through 2007. The IRS recently concluded an examination of certain refund claims, primarily related to the extraterritorial income exclusion, filed by us for the fiscal years 2000 through 2004. The IRS issued a notice of disallowance relating to a portion of these claims and we filed a formal protest with the Appeals Office of the IRS. An Appeals hearing date has not been set. It is unknown whether agreement on these claims will be reached within the next twelve months. The favorable resolution of these claims could result in a benefit to the tax provision in the range of $0 to $5.8 million. Final agreement could reduce the amount of unrecognized tax benefits by approximately $5.8 million. The IRS is currently conducting an examination of fiscal year 2007. Audit field work began in late January 2009.

We include interest and penalties related to unrecognized tax benefits within our provision for income taxes.

Net (Loss) Income

As a result of the foregoing factors, in the second quarter and first six months of fiscal year 2009, we recorded net loss of $19.6 million and $33.2 million, respectively, compared to net income of $34.1 million and $77.7 million, respectively, for the same periods of fiscal year 2008. In the second quarter and first six months of fiscal year 2009, net loss per diluted share was $0.27 and $0.46, respectively, compared to net income per diluted share of $0.45 and $1.02, respectively, for the same periods of fiscal year 2008.

Liquidity and Capital Resources

We generated $32.5 million of cash from operations during the first six months of fiscal year 2009, compared to $58.3 million of cash generated from operations during the first six months of fiscal year 2008. Cash generated by operations in the first six months of fiscal year 2009 was primarily a result of reductions in inventory of $36.4 million, accounts receivables of $52.6 million and non-cash expenses, such as stock-based compensation of $11.9 million; partially offset by a net loss of $33.2 million and decreases of $14.2 million in accounts payable, $13.8 million in accrued expenses, and $11.2 million in deferred revenue. Accrued expenses decreased mainly due to the payout of incentive compensation following the end of the prior fiscal year. The decreases in inventory, primarily due to lower material receipts for the lower build plan, and accounts receivable are related to substantially lower sales volumes. Accounts receivable did not decrease as much as inventory due to extended payment terms granted on prior quarter tool shipments. Cash provided by operations in the first six months of fiscal year 2008 was primarily a result of net income of $77.7 million, plus non-cash expenses such as stock-based compensation of $10.8 million and depreciation and amortization of $8.4 million. Partially offsetting the increases to cash was an increase in accounts receivable of $47.9 million related to the timing of shipments and extended payment terms granted to key customers. Also contributing to cash from operations was a decrease in other current assets of $11.1 million, primarily related to a $10.8 million decrease in prepaid income taxes. Prepaid income taxes decreased due to an overpayment of U.S. federal income taxes at the end of the prior fiscal year which was reclassified to income taxes payable in the first three months of fiscal year 2008 to offset the fiscal year 2008 tax liability.

We generated $22.4 million from investing activities during the first six months of fiscal year 2009, compared to $45.9 million in the first six months of fiscal year 2008. We received proceeds from maturities of investments of $41.3 million during the period, partially offset by $16.2 million used for the purchase of investments and $4.8 million used for the purchase of property, plant and equipment during the first six months of fiscal year 2009. In the first six months of fiscal year 2008, we received proceeds from sales of investments of $101.0 million and maturities of investments of $6.6 million, partially offset by $57.2 million used for the purchase of investments, and $4.5 million used for the purchase of property, plant and equipment. During the first six months of fiscal year 2009, maturities from investments decreased due to the timing of maturities and fewer securities purchased in the later part of fiscal year 2008 due to the market environment.

During the first six months of fiscal year 2009, we generated $4.4 million of cash from financing activities, primarily from $4.3 million of cash received from the issuance of common stock upon the exercise of stock options. During the first six months of fiscal year 2008, we used $99.1 million of cash for financing activities, primarily to repurchase $104.4 million of treasury stock. This was partially offset by $3.8 million of cash received from the issuance of common stock upon the exercise of stock options.

As previously reported, on May 23, 2008, we entered into a credit agreement with the lenders named therein and JPMorgan Chase Bank, N.A. as administrative agent, which was filed as Exhibit 10.1 to Form 8-K filed with the SEC on May 23, 2008. The credit agreement provided for borrowing by us of a maximum principal amount of up to $100.0 million under an unsecured revolving credit facility during the five-year commitment period ending May 23, 2013, unless earlier terminated pursuant to the terms of the credit agreement. We terminated this credit agreement effective March 27, 2009, pursuant to the terms of the credit agreement. As of March 27, 2009, there were no outstanding borrowings under this credit agreement and we did not incur any early termination penalties in connection with the credit agreement termination.

Our Board of Directors amended the share repurchase program by increasing the amount of funds that may be expended in repurchasing common stock from $700.0 million to $800.0 million as of April 21, 2008. As of April 3, 2009 there were $85.6 million remaining in the program. The program does not have a fixed expiration date.

Our liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. We believe that cash, cash equivalents and investments of $307.2 million at April 3, 2009 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments, environmental contingencies and cash requirements through at least the next twelve months.

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

Contractual Obligations

We have various contractual obligations impacting our liquidity. The following table summarizes our future payments under contractual obligations as of April 3, 2009:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Other
	(Amounts in thousands)
Long-term debt and interest expense	$2,943	$785	$1,569	$589	—	—
Operating lease obligations	5,128	2,448	2,020	660	—	—
Purchase obligations (a)	16,689	16,310	379	—	—	—
Non-current income tax payable (b)	44,267	—	—	—	—	$44,267
Other long-term liabilities (c)	23,349	380	6,051	610	$2,483	13,825

Total contractual cash obligations	$92,376	$19,923	$10,019	$1,859	$2,483	$58,092

(a)	Purchase obligations represent agreements to purchase materials or other goods and capital expenditures for the construction or purchase of property, plant and equipment.
(b)	Represents the non-current tax payable obligation under FIN48. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and therefore included this amount in the Other column.
(c)	Included in other long-term liabilities are liabilities for post-employment and post-retirement benefits, deferred compensation, warranty provision, environmental reserve and other obligations. For certain long-term obligations we are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we include these amounts in the Other column.

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc., or VAI, now known as Varian Medical Systems, Inc., or VMS, (See Note 13. Commitments, Contingencies and Guarantees in the accompanying notes to the unaudited interim consolidated financial statements). During the first six month periods of fiscal years 2009 and 2008, we were charged $0.4 million and $0.5 million, respectively, by VMS in settlement of these obligations.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141(R) requires a number of changes in accounting for business combinations, including the recognition of contingent consideration and certain contingent assets and liabilities at fair value, capitalization of acquired in-process research and development, expensing of acquisition related transaction costs and restructuring costs, and the recognition of changes in the acquirer’s income tax valuation allowance. This statement will be effective for our fiscal year 2010, with early adoption prohibited. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of fiscal year 2010.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP, with early application not permitted. We are currently evaluating the effect, if any, that the adoption of FSP No. EITF 03-6-1 will have on our financial position, results of operations and cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

As a multinational company, we face exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as our business practices evolve and could impact our financial results. We use derivative instruments to protect our foreign operations from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. We hedge our current exposures and a portion of our anticipated foreign currency exposures with foreign currency forward contracts having terms of up to twelve months. However, based on the results of an annual test, a 10% change in the exchange rate of the U.S. dollar against other major currencies would not have a material effect on our results of operations.

We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in the exchange rates. These programs reduce, but do not always entirely eliminate, the impact of currency exchange movements. Historically, our primary exposures have resulted from non-U.S. dollar denominated sales and purchases in Asia Pacific and Europe. We do not use derivative instruments for trading or speculative purposes. For further discussion of the accounting treatment of our derivative instruments please refer to Note 14, “Derivative Financial Instruments,” in the accompanying notes to the unaudited interim consolidated financial statements.

The table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the estimated fair value of our contracts outstanding as of April 3, 2009 and October 3, 2008.

	April 3, 2009			October 3, 2008
	Notional Value	Contract Rate	Estimated Fair Value - Gain (Loss)	Notional Value	Contract Rate	Estimated Fair Value - Gain (Loss)
	(Dollars in thousands)
Foreign currency purchase contracts:
Singapore Dollar	$1,218	1.56	$36	$3,573	1.42	$(54)
Korean Won	354	1,323.00	(3)	2,750	1,129.65	(215)
Japanese Yen	—	—	—	2,808	105.44	(7)
Euro	3,195	0.80	201	2,342	0.71	(31)

Total foreign currency purchase contracts	$4,767		$234	$11,473		$(307)

Foreign currency sell contracts:
Japanese Yen	$23,482	96.67	$615	$38,477	106.11	$(434)
Korean Won	7,310	1,585.00	(1,373)	13,660	1,084.26	1,574
Israeli Shekel	1,047	4.24	(14)	1,088	3.60	(35)
New Taiwan Dollar	960	35.05	(51)	1,009	32.02	5

Total foreign currency sell contracts	$32,799		$(823)	$54,234		$1,110

Total contracts	$37,566		$(589)	$65,707		$803

Interest Rate Risk

Although payments under certain of our overseas borrowing facilities are tied to market indices, we are not exposed to material interest rate risk from these borrowing facilities. We have no material cash flow exposure due to rate changes for cash equivalents and short-term investments. We maintain investments primarily in U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits and money market funds with investment grade financial institutions. Cash equivalents at April 3, 2009 and October 3, 2008 were $179.4 million and $110.2 million, respectively. At April 3, 2009 and October 3, 2008, our short-term investments were $45.9 million and $69.0 million, respectively, and consisted primarily of corporate bonds, certificates of deposit and government agency and U.S. Treasury securities with ratings of AA or better. At April 3, 2009 and October 3, 2008, our long-term investments were $63.7 million and $68.5 million, respectively, and consisted primarily of U.S. Treasury, government agency, and corporate bonds with ratings of AA or better.

Commodity Price Risk

We are not exposed to material commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of April 3, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of April 3, 2009, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 3, 2009 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required by this Item is provided in “Note 13. Commitments, Contingencies and Guarantees” to the unaudited interim consolidated financial statements under Part I, Item 1 and is incorporated herein by reference.

ITEM 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q and in other documents we file with the SEC, in evaluating Varian Semiconductor and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors include any material changes to and restate and supersede the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended October 3, 2008.

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

At Varian Semiconductor’s Annual Meeting of Stockholders held on February 5, 2009, stockholders elected each of the director nominees, voted for the proposal to amend the Amended and Restated 2006 Stock Incentive Plan and ratified the selection of our independent registered public accounting firm.

The following items were submitted to a vote of the stockholders at the 2009 Annual Meeting: (1) the election of two Class I Directors for a three-year term; (2) to further amend the Amended and Restated 2006 Stock Incentive Plan to provide guidelines for performance awards in order to comply with the requirements of Internal Revenue Code Section 162(m) and (3) the ratification of PricewaterhouseCoopers LLP as Varian Semiconductor’s independent registered public accounting firm for the fiscal year ending October 2, 2009. The number of shares of common stock eligible to vote as of the record date of December 12, 2008 was 72,829,879 shares. Set forth below is the number of votes cast for, against, or withheld, and the number of abstentions and broker non-votes.

Proposal 1 – To elect two Class I Directors for a three-year term.

	For	Against	Withheld	Broker Non-Votes
Gary E. Dickerson	67,672,171	—	688,097	—
Robert W. Dutton	65,919,216	—	2,441,052	—

Each of the following directors who were not up for reelection at the Annual Meeting of Shareholders continues to serve as a director following the Annual Meeting of Shareholders: Messrs. Aurelio and Chen, and Drs. Schmal and Tsai.

Proposal 2 – To further amend the Amended and Restated 2006 Stock Incentive Plan to provide guidelines for performance awards in order to comply with the requirements of Internal Revenue Code Section 162(m).

For	Against	Abstain	Broker Non-Votes
60,727,368	2,890,884	67,472	4,674,544

Proposal 3 – To ratify the selection of PricewaterhouseCoopers LLP as Varian Semiconductor’s independent registered public accounting firm for the fiscal year ending October 2, 2009.

For	Against	Abstain	Broker Non-Votes
65,394,141	2,921,222	44,905	—

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.
Registrant

By:	/S/ ROBERT J. HALLIDAY
Robert J. Halliday
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 13, 2009