Form 10-Q
period 2009-07-03
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2009-08-11
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

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

Shares of common stock outstanding at July 31, 2009: 73,322,823.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	July 3, 2009	October 3, 2008
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$177,641	$139,679
Short-term investments	53,791	68,996
Accounts receivable, net	99,401	128,904
Inventories	102,521	165,201
Deferred income taxes	25,754	21,902
Other current assets	22,692	24,447

Total current assets	481,800	549,129

Long-term investments	62,798	69,491
Property, plant and equipment, net	67,486	66,636
Goodwill	12,280	12,280
Other assets	2,511	2,609

Total assets	$626,875	$700,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$597	$558
Accounts payable	12,883	29,072
Accrued expenses	22,764	41,745
Income taxes payable	2,897	3,740
Product warranty	3,923	7,661
Deferred revenue	19,617	32,285

Total current liabilities	62,681	115,061

Long-term accrued expenses and other liabilities	64,716	63,627
Deferred income taxes	5,883	3,951
Long-term debt	1,750	2,203

Total liabilities	135,030	184,842

Commitments, contingencies and guarantees (Note 14)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 94,251,505 shares issued and 72,535,675 shares outstanding at July 3, 2009; 93,535,106 shares issued and 71,819,276 shares outstanding at October 3, 2008	943	935
Capital in excess of par value	603,513	581,492
Less: Cost of 21,715,830 shares of common stock held in treasury at July 3, 2009 and October 3, 2008	(714,877)	(714,877)
Retained earnings	602,491	649,930
Accumulated other comprehensive loss	(225)	(2,177)

Total stockholders’ equity	491,845	515,303

Total liabilities and stockholders’ equity	$626,875	$700,145

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
	(Amounts in thousands, except per share data)
Revenue
Product	$62,695	$159,283	$203,681	$629,755
Service	10,663	23,307	40,813	62,183
Royalty and license	20	13	79	59

Total revenue	73,378	182,603	244,573	691,997

Cost of revenue
Product	37,798	80,694	129,242	321,740
Service	7,419	13,972	26,006	38,871

Total cost of revenue	45,217	94,666	155,248	360,611

Gross profit	28,161	87,937	89,325	331,386

Operating expenses
Research and development	19,104	27,187	60,174	84,469
Marketing, general and administrative	22,150	32,116	73,000	97,517
Restructuring	672	646	8,972	646

Total operating expenses	41,926	59,949	142,146	182,632

Operating (loss) income	(13,765)	27,988	(52,821)	148,754
Interest income	1,135	2,056	4,375	7,596
Interest expense	(92)	(283)	(863)	(960)
Other (expense) income, net	(217)	179	(744)	272

(Loss) income before income taxes	(12,939)	29,940	(50,053)	155,662
Provision for (benefit from) income taxes	1,318	11,616	(2,614)	59,617

Net (loss) income	$(14,257)	$18,324	$(47,439)	$96,045

Weighted average shares outstanding - basic	72,460	72,606	72,200	73,881
Weighted average shares outstanding - diluted	72,460	73,879	72,200	75,339
Net (loss) income per share - basic	$(0.20)	$0.25	$(0.66)	$1.30
Net (loss) income per share - diluted	$(0.20)	$0.25	$(0.66)	$1.27

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Nine Months Ended
	July 3, 2009	June 27, 2008
	(Amounts in thousands)
Cash flows from operating activities:
Net (loss) income	$(47,439)	$96,045
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,802	12,605
Amortization of investment premium	450	267
Deferred income taxes	(1,920)	(7,654)
Stock-based compensation	17,177	16,147
Tax (charge) benefit from stock-based compensation	(125)	2,458
Excess tax benefits from stock-based compensation	(449)	(2,293)
Changes in assets and liabilities:
Accounts receivable	30,919	39,248
Inventories	54,836	4,175
Other current assets	1,755	7,822
Accounts payable	(16,173)	(19,063)
Accrued expenses	(16,307)	13,478
Product warranty	(4,227)	(2,699)
Deferred revenue	(15,736)	(19,463)
Other	1,804	(735)

Net cash provided by operating activities	16,367	140,338

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,116)	(7,591)
Proceeds from sales of investments	5,870	7,578
Proceeds from the maturities of investments	52,824	115,542
Purchase of investments	(34,577)	(70,596)

Net cash provided by investing activities	18,001	44,933

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of options and issuance of stock under the employee stock purchase plan	4,977	5,154
Excess tax benefits from stock-based compensation	449	2,293
Repurchase of common stock	—	(179,454)
Repayment of long-term debt	(414)	(316)

Net cash provided by (used in) financing activities	5,012	(172,323)

Effects of exchange rates on cash	(1,418)	(1,331)

Net increase in cash and cash equivalents	37,962	11,617
Cash and cash equivalents at beginning of period	139,679	109,514

Cash and cash equivalents at end of period	$177,641	$121,131

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

The accompanying unaudited interim consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the instruction to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Annual Report on Form 10-K filed by us with the SEC on November 25, 2008 for the fiscal year ended October 3, 2008. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three and nine months ended July 3, 2009 are not necessarily indicative of the results to be expected for a full year or for any other period.

In connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” we evaluated subsequent events up to and including August 11, 2009, the date these financial statements were issued.

Note 2. Fair Value

Effective October 4, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurement. SFAS No. 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. 157-4 provides additional guidance for estimating fair value under SFAS No. 157 when there is an inactive market or the market is not orderly. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. Upon adoption, there was no impact on our financial position, results of operations, and cash flows.

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

•

Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable and are significant to the fair value of the assets or liabilities.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of July 3, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash equivalents	$145,239	$145,239	—	—
Short-term and long-term investments
U.S. Treasury and agency securities	19,697	—	$19,697	—
Corporate bonds	75,171	—	75,171	—
Municipal bonds	15,629	—	15,629	—
Equity securities	4,993	4,993	—	—
Derivative assets	429	429	—	—

Total assets at fair value	$261,158	$150,661	$110,497	$—

Deferred compensation	$4,993	$4,993	—	—

Total liabilities at fair value	$4,993	$4,993	$—	$—

Non-Marketable Equity Investments

The portfolio of financial assets excludes a $1.1 million minority equity investment in two private companies which is accounted for under the cost method and is outside the scope of SFAS No. 157. This equity investment is included in long-term investments on the consolidated balance sheet.

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

The effect of recording stock-based compensation for the three and nine months ended July 3, 2009 and June 27, 2008 was as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
	(Amounts in thousands)		(Amounts in thousands)
Effect of stock-based compensation on income by line item:
Cost of product revenue	$199	$264	$760	$746
Cost of service revenue	176	255	629	763
Research and development expense	1,125	1,151	3,595	3,351
Marketing, general and administrative expense	3,744	3,663	12,193	11,287
(Provision) for income taxes	—	(2,234)	—	(6,468)

Total cost related to stock-based compensation	$5,244	$3,099	$17,177	$9,679

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

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Nine Months Ended
	July 3, 2009	June 27, 2008
Expected life (in years)	3.7	3.6
Expected volatility	50.6%	45.8%
Risk-free interest rate	1.8%	3.1%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$6.84	$13.63

The following table summarizes stock option and restricted stock activity as of and for the nine months ended July 3, 2009:

	Stock Option Activity				Unvested Restricted Stock Activity
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value
			(In years)	(In thousands)
Outstanding at October 3, 2008	5,156,786	$23.76			785,663	$28.36
Granted	1,242,070	17.71			283,688	18.55
Exercised	(270,800)	12.36			—	—
Vesting of restricted stock	—	—			(328,451)	26.53
Forfeited/expired/cancelled	(48,654)	27.93			(24,190)	27.26

Outstanding at July 3, 2009	6,079,402	$23.00	4.3	$32,100	716,710	$25.34

Options vested and expected to vest at July 3, 2009	5,966,134	$23.00	4.2	$31,688
Options exercisable at July 3, 2009	3,532,375	$20.53	3.1	$23,085

As of July 3, 2009, there were a total of 6,030,870 shares reserved for issuance under the 2006 Stock Incentive Plan. The aggregate intrinsic value is based on our closing stock price of $24.79 on July 3, 2009 and represents the amounts that would have been received by the option holders had all option holders exercised their options as of that date. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price.

We did not award any restricted stock units during the three months ended July 3, 2009. There were 55,064 restricted stock units outstanding as of July 3, 2009.

As of July 3, 2009, the unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock was $20.7 million and $16.3 million, respectively. These amounts will be recognized over an estimated weighted average amortization period of 2.7 years and 2.3 years, respectively.

The total intrinsic value of options exercised during the three and nine month periods ended July 3, 2009 was $0.4 million and $2.3 million, respectively. The total intrinsic value of options exercised during the three and nine month periods ended June 27, 2008 was $1.4 million and $4.4 million, respectively.

The total fair value of restricted stock grants that vested during the three and nine month periods ended July 3, 2009 was $2.5 million and $6.6 million, respectively. The total fair value of restricted stock grants that vested during the three and nine month periods ended June 27, 2008 was $3.5 million and $13.7 million, respectively.

Employee Stock Purchase Plan

Our employees, who elect to participate in the Employee Stock Purchase Plan (“ESPP”), are able to purchase common stock at the lower of 85% of the fair market value of our common stock on the first or last day of the applicable offering period. Typically, each offering period lasts six months. On November 24, 2008, we decided to suspend enrollment and participation in the ESPP as of January 1, 2009. We expect to lift the suspension once the industry recovers. As of July 3, 2009, there were a total of 828,266 shares of common stock reserved for issuance under the ESPP. The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Nine Months Ended
	July 3, 2009	June 27, 2008
Expected life (in years)	0.5	0.5
Expected volatility	49.0%	57.3%
Risk-free interest rate	2.1%	3.3%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$10.44	$11.22

There was no new activity for the three months ended July 3, 2009 due to the suspension of the ESPP in January 2009.

Note 4. Cash, Cash Equivalents and Investments

We consider currency on hand, demand deposits, and all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at July 3, 2009 and October 3, 2008 were $150.9 million and $110.2 million, respectively.

Investments consist primarily of U.S. Treasury and government agency securities and corporate bonds with ratings AA or better. All investments have been classified as available-for-sale and are carried at fair value. Investments with contractual maturities greater than one year from the date of acquisition have been classified as long-term.

As of July 3, 2009, a net unrealized loss on investments of $0.6 million was recorded as accumulated other comprehensive loss. As of October 3, 2008, a net unrealized loss on investments of $3.7 million was recorded as accumulated other comprehensive loss.

We determined that the unrealized losses at July 3, 2009, as aggregated by security type in the table below, are temporary. This assessment is based upon the nature of the investments and the causes of the unrealized losses. The investments are in corporate bonds and U.S. Treasury and agency securities, as stated in the investment policy. The unrealized losses relate to the decline in fair value due to differences between the securities’ interest rates at acquisition and current interest rates and the decline in credit worthiness of certain debtors.

In the third quarter of fiscal year 2009, we adopted FSP No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP No. 115-2). FSP No. 115-2 provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. FSP No. 115-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP No. 115-2 also requires increased and more timely disclosure regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Upon adoption there was no impact on our consolidated financial position, results of operations and cash flows.

Net realized loss for the nine months ended July 3, 2009 was approximately $0.6 million.

	In Loss Position for Less than 12 Months		In Loss Position for 12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Amounts in thousands)
U.S. Treasury and agency securities	$5,320	$(28)	—	—	$5,320	$(28)
Corporate Bonds	16,845	(42)	$20,186	$(842)	37,031	(884)
Other	—	—	4,993	(508)	4,993	(508)

Total	$22,165	$(70)	$25,179	$(1,350)	$47,344	$(1,420)

Investments by security type at July 3, 2009 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
U.S. Treasury and agency securities	$19,533	$192	$(28)	$19,697
Corporate Bonds	75,433	622	(884)	75,171
Municipal Bonds	15,585	44	—	15,629
Other	6,601	—	(508)	6,093

Total	$117,152	$858	$(1,420)	$116,590

Investments by security type at October 3, 2008 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
U.S. Treasury and agency securities	$5,539	$46	—	$5,585
Corporate bonds	106,059	119	$(3,088)	103,090
Municipal bonds	24,819	49	(51)	24,817
Other	5,780	—	(785)	4,995

Total	$142,197	$214	$(3,924)	$138,487

The investment maturities are as follows:

	Estimated Fair Value
	July 3, 2009	October 3, 2008
	(Amounts in thousands)
Maturing within 1 year	$53,792	$68,996
Maturing between 1 year and 5 years	62,798	69,491

Total	$116,590	$138,487

Note 5. Computation of Net (Loss) Income Per Share

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

A reconciliation of the numerator and denominator used in the net (loss) income per share calculations is presented as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
	(Amounts in thousands, except per share data)
Numerator:
Net (loss) income	$(14,257)	$18,324	$(47,439)	$96,045

Denominator:
Denominator for basic net (loss) income per share:
Weighted average shares outstanding	72,460	72,606	72,200	73,881
Effect of dilutive securities:
Stock options and restricted stock	—	1,273	—	1,458

Denominator for diluted net (loss) income per share	72,460	73,879	72,200	75,339

Net (loss) income per share - basic	$(0.20)	$0.25	$(0.66)	$1.30
Net (loss) income per share - diluted	$(0.20)	$0.25	$(0.66)	$1.27

For the three and nine month periods ended July 3, 2009, 3.2 million and 3.9 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive. For the three and nine month periods ended June 27, 2008, 1.2 million and 0.9 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

Note 6. Accounts Receivable

Accounts receivable consist of the following:

	July 3, 2009	October 3, 2008
	(Amounts in thousands)
Billed receivables	$101,266	$130,184
Allowance for doubtful accounts	(1,865)	(1,280)

Accounts receivable, net	$99,401	$128,904

Note 7. Inventories

The components of inventories are as follows:

	July 3, 2009	October 3, 2008
	(Amounts in thousands)
Raw materials and parts	$68,334	$82,343
Work in process	9,006	16,509
Finished goods	25,181	66,349

Total inventories	$102,521	$165,201

Note 8. Accrued Expenses

The components of accrued expenses are as follows:

	July 3, 2009	October 3, 2008
	(Amounts in thousands)
Accrued incentives	$3,680	$14,921
Accrued employee benefits	5,957	9,756
Accrued payroll	2,858	7,367
Accrued retirement benefits	580	2,593
Accrued restructuring costs	894	583
Other	8,795	6,525

Total accrued expenses	$22,764	$41,745

Note 9. Long-Term Accrued Expenses and Other Long-Term Liabilities

There were $64.7 million and $63.6 million in long-term accrued expenses and other long-term liabilities at July 3, 2009 and October 3, 2008, respectively. Included in these amounts were $46.2 million and $42.3 million for long-term tax liabilities. In addition, post-employment liabilities, environmental and other costs not expected to be expended within the next year are included in long-term accrued expenses and other long-term liabilities. The current portion is recorded within accrued expenses.

Note 10. Product Warranties

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

Product warranty activity for the three and nine months ended July 3, 2009 and June 27, 2008 was as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
	(Amounts in thousands)		(Amounts in thousands)
Beginning product warranty balance	$4,931	$12,199	$8,339	$12,979
Accruals for warranties issued during the period	1,195	2,635	3,709	9,419
Adjustments to pre-existing warranties	(16)	(752)	(936)	(563)
Fulfillments during the period	(1,929)	(3,643)	(6,931)	(11,396)

Ending product warranty balance	$4,181	$10,439	$4,181	$10,439

Current portion of product warranty	$3,923	$9,711
Long-term portion of product warranty	258	728

Total product warranty liability	$4,181	$10,439

Note 11. Deferred Revenue

The components of deferred revenue are as follows:

	July 3, 2009	October 3, 2008
	(Amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$7,829	$16,794
Extended warranties	9,929	15,670
Maintenance and service contracts	4,838	5,704
Other deferred revenue	532	778

Total deferred revenue	$23,128	$38,946

Current portion of deferred revenue	$19,617	$32,285
Long-term portion of deferred revenue	3,511	6,661

Total deferred revenue	$23,128	$38,946

Note 12. Restructuring

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

In the third quarter of fiscal year 2009, we incurred a restructuring charge of $0.7 million in connection with the continuation of cost reduction initiatives in response to the continued weakness in the semiconductor capital equipment market. The expense is related to a reduction of headcount of approximately 30 people, mainly within manufacturing and engineering.

We began relocating the European operations in Houten, the Netherlands to Schaffhausen, Switzerland, in the fiscal fourth quarter of 2008. The restructuring charge is comprised primarily of one-time termination benefits, and contract termination expense related to a facility lease.

We estimate that the European restructuring activity, inclusive of activity through the first nine months of fiscal year 2009 ($1.8 million), will cost $2.5 million. The estimate also includes future, one-time termination benefits of $0.3 million.

The following table summarizes the restructuring activity for the first nine months of fiscal year 2009.

	Ongoing Benefit Arrangements	One-time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
	(Amounts in thousands)
Accrued charges at October 3, 2008	$184	$324	—	$75	$583
Costs incurred	4,393	1,053	$438	365	6,249
Costs paid	(3,829)	(663)	—	(178)	(4,670)
Non-cash settlements	—	—	—	(68)	(68)

Accrued charges at January 2, 2009	$748	$714	$438	$194	$2,094
Costs incurred	1,377	238	—	249	1,864
Adjustments	243	—	—	(56)	187
Costs paid	(2,114)	(363)	(33)	(169)	(2,679)
Non-cash settlements	—	—	—	(124)	(124)

Accrued charges at April 3, 2009	$254	$589	$405	$94	$1,342
Costs incurred	678	108	—	60	846
Adjustments	—	(92)	(81)	(2)	(175)
Costs paid	(764)	(221)	(28)	(106)	(1,119)
Non-cash settlements	—	—	—	—	—

Accrued charges at July 3, 2009	$168	$384	$296	$46	$894

Cash outlays related to one-time termination benefits and contract termination costs to exit the Houten facility will continue through fiscal years 2010 and 2014, respectively.

Note 13. Notes Payable

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

In February 2003, we purchased our previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full, but not in part, at any time after November 5, 2006. Prepayment would require us to pay a prepayment penalty equal to the greater of two percent of the outstanding principal balance or the excess of the present value of all future loan payments over the outstanding principal balance of the loan. As of July 3, 2009, we also had a standby letter of credit outstanding for $0.9 million as a guarantee for the debt on this facility. The $2.3 million and $2.8 million carrying amounts of the loan had estimated fair values of $2.5 million and $2.9 million at July 3, 2009 and October 3, 2008, respectively. The fair values of the loan were estimated using a discounted cash flow analysis. The interest rates were estimated based on current market conditions and our financial condition at July 3, 2009 and October 3, 2008.

Note 14. Commitments, Contingencies and Guarantees

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at our request. The term of the indemnification period is upon the later of (i) ten years after the person has ceased being an officer or director, or (ii) the termination of all pending or threatened actions, suits, proceedings or investigations. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of July 3, 2009.

We enter into indemnification agreements in the normal course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We believe the estimated fair value of these agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of July 3, 2009.

We also indemnify certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims related to the use of our products and services or resulting from the acts or omissions of us, our employees, officers, authorized agents or subcontractors. We have general and umbrella insurance policies that limit our exposure under these indemnification obligations and guarantees. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of July 3, 2009.

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

We also enter into purchase order commitments in the normal course of business. As of July 3, 2009, we had approximately $35.3 million of purchase order commitments with various suppliers.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. We have accrued $1.1 million in estimated environmental investigation and remediation costs for these sites and facilities as of July 3, 2009. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, we have accrued $4.0 million as of July 3, 2009, which represents future costs discounted at 7%, net of inflation, to cover our portion of these costs.

As of July 3, 2009, our environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, totaled $5.1 million, of which $0.7 million is classified as current.

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

We evaluate our liability for environmental-related investigation and remediation in light of the liability and financial strength of potentially responsible parties and insurance companies where we believe that we have rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. VMS receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of our past and future environmental-related expenditures. Accordingly, we have recorded a receivable for approximately $1.0 million at each of July 3, 2009 and October 3, 2008 which was included in “Other assets” in the Consolidated Balance Sheets. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has, in the past, paid the claims that VMS has made.

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

Note 15. Derivative Financial Instruments

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

Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We use derivatives to hedge the foreign currency exposure that is associated with certain of our revenues, assets and liabilities denominated in various non-U.S. dollar currencies.

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

Cash flow hedges

A designated hedge of the exposure to variability in the future cash flows of an asset or liability, or of a forecasted transaction, is referred to as a cash flow hedge. We use currency forward contracts to hedge exposures on forecasted non-U.S dollar denominated sales transactions. These instruments generally mature within 12 months. These derivative instruments are recognized on the balance sheet at fair value and changes in the fair value are reported as a component of accumulated other comprehensive loss in stockholders’ equity. Once the underlying forecasted transaction is realized, the gain or loss from the derivative is reclassified from other comprehensive income to the consolidated statements of operations, in the related revenue caption, as appropriate. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized immediately in other (expense) income, net, in the consolidated statements of operations.

As of July 3, 2009, we had no currency forward contracts that were entered into to hedge a forecasted transaction.

Non-designated hedges

Forward exchange contracts are generally used to hedge certain non-U.S. dollar denominated assets or liabilities. These derivatives are not designated for hedge accounting treatment. Accordingly, these outstanding non-designated derivatives are recognized on the balance sheet at fair value and changes in the fair value of these hedges are recorded in other (expense) income, net, in the consolidated statements of operations.

The following table provides the types of derivative instruments outstanding as of July 3, 2009 (amounts in thousands):

	Asset Derivatives July 3, 2009		Liability Derivatives July 3, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets	$—	Other liabilities	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$104	Other liabilities	$—

The following table provides the effect derivative instruments had on accumulated other comprehensive loss and consolidated statements of operations for the three month period ended July 3, 2009:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) recognized in OCI on Derivative (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	Amount	Location	Amount	Location	Amount
Foreign exchange contracts	$(213)	Product revenue	$328	Other (expense) income, net	$(13)

Derivatives Not Designated as Hedging Instruments				Gain or (Loss) Recognized in Income on Derivative
(Amounts in thousands)				Location	Amount
Foreign exchange contracts				Other (expense) income, net	$(829)

The following table provides the effect derivative instruments had on accumulated other comprehensive loss and consolidated statements of operations for the nine month period ended July 3, 2009:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) recognized in OCI on Derivative (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	Amount	Location	Amount	Location	Amount
Foreign exchange contracts	$(1,810)	Product revenue	$(1,719)	Other (expense) income, net	$113

Derivatives Not Designated as Hedging Instruments				Gain or (Loss) Recognized in Income on Derivative
(Amounts in thousands)				Location	Amount
Foreign exchange contracts				Other (expense) income, net	$(2,115)

Note 16. Comprehensive (Loss) Income

The following table reconciles net (loss) income to comprehensive (loss) income, net of tax effect, for the third quarter and first nine months of fiscal years 2009 and 2008:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
	(Amounts in thousands)		(Amounts in thousands)
Net (loss) income	$(14,257)	$18,324	$(47,439)	$96,045
Other comprehensive (loss) income:
Unrealized (loss) gain on cash flow hedging instruments	(208)	312	(1,395)	512
Reclassification adjustment for realized (gain) loss on cash flow hedging instruments included in net (loss) income	(312)	65	1,225	(316)
Unrealized gain (loss) on investments	1,903	(298)	1,588	(97)
Reclassification adjustment for realized loss (gain) on investments included in net (loss) income	12	(16)	534	(115)

Comprehensive (loss) income	$(12,862)	$18,387	$(45,487)	$96,029

Note 17. Operating Segments and Geographic Information

We have determined that we operate in one business segment: the manufacturing, marketing and servicing of semiconductor processing equipment for ion implantation systems. Since we operate in one segment, all financial segment information required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” can be found in the consolidated financial statements.

We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenue in the foreseeable future. In the third quarter of fiscal year 2009, revenue from two customers accounted for 24% and 13%, respectively, of our total revenue. In the third quarter of fiscal year 2008, revenue from two customers each accounted for 18%, of our total revenue. During the first nine months of fiscal year 2009, revenue from two customers accounted for 25% and 10%, respectively, of our total revenue. During the first nine months of fiscal year 2008, revenue from three customers accounted for 18%, 11% and 11%, respectively, of our total revenue.

As of July 3, 2009, three customers represented 22%, 14% and 11%, respectively, of the total accounts receivable balance. As of October 3, 2008, four customers accounted for 16%, 12%, 11% and 10%, respectively, of the total accounts receivable balance.

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North America	Europe	Japan	Taiwan	Korea	Other	Consolidated
	(Amounts in thousands)
Revenue — Three months ended:
July 3, 2009	$15,588	$5,874	$7,366	$29,973	$3,740	$10,837	$73,378
June 27, 2008	$37,672	$21,822	$12,798	$34,789	$41,847	$33,675	$182,603

Revenue — Nine months ended:
July 3, 2009	$80,439	$26,691	$44,824	$50,710	$20,332	$21,577	$244,573
June 27, 2008	$151,600	$43,510	$44,604	$237,465	$128,439	$86,379	$691,997

Long-lived assets:
July 3, 2009	$63,084	$1,087	$176	$461	$4,956	$233	$69,997
October 3, 2008	$60,617	$379	$296	$553	$7,055	$345	$69,245

Note 18. Income Taxes

Our effective tax rate is based on our expectation of earnings from operations in the U.S. and other tax jurisdictions throughout the world.

We recorded an income tax benefit of $2.6 million for the nine months ended July 3, 2009. Exclusive of discrete items, the projected effective tax benefit for the year is approximately 12%, comprised of an expected tax benefit at the U.S. statutory rate of 35%, offset by the lower benefit of losses incurred in low tax jurisdictions and other items aggregating approximately 23%. The benefit in the nine months of fiscal year 2009 was also offset in the period by discrete charges of $3.3 million primarily relating to tax return adjustments and secondarily to interest accrued on uncertain tax positions. Our effective income tax rate was a 5% benefit for the first nine months of fiscal year 2009. The discrete income tax expense charged in the first nine months of fiscal year 2009 reduced the effective tax rate benefit by approximately 7 percentage points. For the nine month period ended June 27, 2008, our income tax expense of $59.6 million included a discrete net benefit of $2.1 million related to a Swiss net operating loss and tax return adjustments, offset by FIN 48 interest accrual, various charges related to the legal realignment, and other discrete items. Our effective income tax rate was 38% for the first nine months of fiscal year 2008. The discrete income tax benefit received in the first nine months of fiscal year 2008 reduced the effective tax rate by approximately 1 percentage point.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” or FIN 48, on September 29, 2007. The net increase in the reserve for unrecognized tax benefits during the first nine months of fiscal year 2009 was $3.0 million for positions taken in the current year. Of this amount, approximately $0.9 million represents the increase for the third quarter of fiscal year 2009. As of July 3, 2009, the total amount of unrecognized tax benefits was $55.4 million, of which $52.0 million would impact the effective tax rate, if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets of which $1.9 million relate to state tax credits which are fully offset by a valuation allowance. As of July 3, 2009, the total amount of accrued interest and penalties related to uncertain tax positions was $4.1 million. We will reexamine the tax provision and the effect of estimated unrecognized tax benefits on our financial position at the end of each reporting period. We include interest and penalties related to unrecognized tax benefits within our provision for income taxes.

Except for the matters currently in the Appeals Office of the Internal Revenue Service, or IRS, as discussed below, we do not anticipate that the total unrecognized tax benefits will significantly change due to settlements of audits, the expiration of statute of limitations, or other resolutions of uncertain tax positions in the next twelve months.

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various federal, state and foreign tax authorities, including the IRS. We are subject to audit by the IRS and various state and foreign authorities for the fiscal years 2003 through 2007. The IRS recently concluded an examination of certain refund claims, primarily related to the extraterritorial income exclusion, filed by us for the fiscal years 2000 through 2004. The IRS issued a notice of disallowance relating to a portion of these claims and we filed a formal protest with the Appeals Office of the IRS. An Appeals hearing date has not been set. It is unknown whether agreement on these claims will be reached within the next twelve months. The favorable resolution of these claims could result in a benefit to the tax provision of up to $5.8 million. The IRS is currently conducting an examination of fiscal year 2007. Audit field work began in late January 2009 and is ongoing.

In fiscal year 2007, we implemented a plan to realign the legal entities within our worldwide affiliated group to make our legal structure more consistent with the geographic mix of our customers and suppliers. The realignment of our entities has caused the tax rate to become more sensitive to the geographic distribution of profits.

Note 19. Recent Accounting Pronouncements

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

In February 2008, the FASB issued FASB Staff Position, or FSP No. 157- 2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of fiscal year 2010.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Standards Accounting Codification, or Codification, as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS No. 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently evaluating the effect if any that the adoption of SFAS No. 168 will have on our financial position, results of operations and cash flows.

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

We provide support, training, and after-market products and services that help our customers obtain high utilization and productivity, reduce operating costs and extend capital productivity of investments through multiple product generations. In fiscal year 2009, we were ranked number one in customer satisfaction in VLSI Research Inc.’s customer survey for all large suppliers of wafer processing equipment, an honor received in twelve of the past thirteen years.

Our industry is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. Historically, our business has experienced significant volatility and we believe the semiconductor capital equipment business will continue to be volatile, largely due to fluctuations in the level of investment by foundry and memory manufacturers. During fiscal year 2009, we experienced a significant drop in business compared to fiscal year 2008. This decline is in addition to a decline of approximately 21% in revenue from fiscal year 2007 to fiscal year 2008. We believe that overcapacity in the memory market was the primary driver for the decline in business from fiscal year 2007 to fiscal year 2008. We also believe that continued overcapacity in the memory markets, along with the global credit crisis and the decline in end-user demand for semiconductors, has resulted in the rapid decline in revenue during the first nine months of fiscal year 2009. These factors are expected to continue to negatively impact our business through at least the remainder of fiscal year 2009. Our revenue has historically been derived from a limited number of customers, some of which require financing to continue upgrade and/or expansion plans that require the purchase of our tools. Our after-market business has also been adversely affected as fabs are running at lower utilization levels, thus requiring fewer parts, upgrades and services.

We believe that our management team has the industry experience to quickly and effectively react to sizing adjustments required by the volatility in the market. As such, we began resizing our business in fiscal year 2008 and continued through the first nine months of fiscal year 2009. We expect to continue to closely monitor the industry.

We believe that we have the financial strength and liquidity to continue investing in product development such that we can continue to maintain our leading industry position. As of July 3, 2009, we had $293.1 million in cash and investments and approximately $2.3 million in debt. Furthermore, despite the year to date loss, we generated approximately $16.4 million in cash from operations during the first nine months of fiscal year 2009.

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

Critical Accounting Policies and Significant Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a continual basis, we evaluate our estimates, including those related to revenues, inventories, accounts receivable, long-lived assets, income taxes, warranty obligations, deferred revenue, post-retirement benefits, contingencies, stock-based compensation and foreign currencies. We continue to have the same critical accounting policies and estimates as are described in Item 7 in the Annual Report on Form 10-K for the fiscal year ended October 3, 2008, filed with the SEC on November 25, 2008. We operate in a highly cyclical and competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, customer and supplier lead times, and geographic and macroeconomic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also the factors discussed in the section titled “Risk Factors” in Part II, Item 1A.

Results of Operations

Revenue

The following table sets forth revenue by category for the three and nine month periods ended July 3, 2009 and June 27, 2008:

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	July 3, 2009	June 27, 2008	Change	Percent Change	July 3, 2009	June 27, 2008	Change	Percent Change
	(Amounts in thousands)				(Amounts in thousands)
Revenue
Product	$62,695	$159,283	$(96,588)	-60.6%	$203,681	$629,755	$(426,074)	-67.7%
Service	10,663	23,307	(12,644)	-54.2%	40,813	62,183	(21,370)	-34.4%
Royalty and license	20	13	7	53.8%	79	59	20	33.9%

Revenue	$73,378	$182,603	$(109,225)	-59.8%	$244,573	$691,997	$(447,424)	-64.7%

Revenue by territory:
Asia Pacific	$51,916	$123,109	$(71,193)	-57.8%	$137,443	$496,887	$(359,444)	-72.3%
North America	15,588	37,672	(22,084)	-58.6%	80,439	151,600	(71,161)	-46.9%
Europe	5,874	21,822	(15,948)	-73.1%	26,691	43,510	(16,819)	-38.7%

Revenue	$73,378	$182,603	$(109,225)	-59.8%	$244,573	$691,997	$(447,424)	-64.7%

Product

During the third quarter and the first nine months of fiscal year 2009, product revenue was $62.7 million and $203.7 million, respectively, compared to $159.3 million and $629.8 million, respectively, for the same periods a year ago. Overcapacity in the memory market, along with the global credit crisis and the decline in end-user demand for semiconductors, has caused our customers to significantly decrease their spending for our products. On a unit basis, the number of tools recorded in revenue declined 73% for the first nine months of fiscal year 2009, compared to the first nine months of fiscal year 2008. In addition, revenue from parts and upgrades sales during the first nine months of fiscal year 2009 decreased 51% compared to the same fiscal period a year ago, due to lower utilization levels at most customers.

Service

Service revenue during the third quarter and first nine months of fiscal year 2009 was $10.7 million and $40.8 million, respectively, compared to $23.3 million and $62.2 million, respectively, for the same periods a year ago. This decrease in the third quarter and first nine months of fiscal year 2009 as compared to the same periods in fiscal year 2008 is primarily related to a decrease in installation revenue due to fewer tool shipments and a decrease in service contract revenue as a result of customer fab closures and reduced utilization levels.

Revenue by Territory

The Asia Pacific region has historically accounted for a significant percentage of our revenues. The decrease in revenue from this region for the third quarter and first nine months of fiscal year 2009 as compared to the same periods in fiscal year 2008 is due to the worldwide decrease in semiconductor manufacturing, particularly among memory customers in the Asia Pacific region. The most significant driver of change across all regions is the substantial drop in memory business.

Royalty and License

Royalty revenue during the third quarter and first nine months of fiscal years 2009 and 2008 was less than $0.1 million, as all agreements have now expired.

Customers

In the third quarter of fiscal year 2009, revenue from two customers accounted for 24% and 13%, respectively, of our total revenue. In the third quarter of fiscal year 2008, revenue from two customers each accounted for 18% of our total revenue. During the first nine months of fiscal year 2009, revenue from two customers accounted for 25% and 10%, respectively, of our total revenue. During the first nine months of fiscal year 2008, revenue from three customers accounted for 18%, 11% and 11%, respectively, of our total revenue.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given reporting period (see also “Item 1A. Risk Factors”).

Shipment Mix

Our tools are used primarily in 300mm wafer-size fabs. Our tools are used by logic, memory and foundry manufacturers for integrated circuit production. Logic manufacturers make chips that process information and are owned by the companies that design the chips. Memory manufacturers make chips that store information and they, too, are owned by the companies that design the chips. Foundry manufacturers are contractors that take chip designs from other companies and make the chips for them. Over the last several years the demand for memory chips has outstripped the demand for logic chips. However, overcapacity in the memory market has caused a significant decline in demand from memory customers. Virtually all of our tool shipments are 300mm tools, which began to replace 200mm tools at the end of the 1990s. The following table sets forth tool shipments by market, as a percent of total tool shipments, for the third quarter and first nine months, respectively, of fiscal years 2009 and 2008. Percentages are based on the number of tools shipped during the respective period.

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
By market
Memory	33%	48%	29%	64%
Logic	9%	26%	42%	16%
Foundry	58%	26%	29%	20%

Shipments	100%	100%	100%	100%

Cost of Product Revenue

Cost of product revenue was $37.8 million and gross margin was 40% for the third quarter of fiscal year 2009, compared to cost of product revenue of $80.7 million and gross margin of 49% for the third quarter of fiscal year 2008. For the first nine months of fiscal year 2009, cost of product revenue was $129.2 million and gross margin was 37%, compared to cost of product revenue of $321.7 million and gross margin of 49% for the first nine months of fiscal year 2008. The primary reason for the decrease in gross margin for the third quarter and first nine months of fiscal year 2009 versus the same periods a year ago is under utilization of the factory due to significantly lower volume. We have decided to maintain a minimum number of employees in the factory despite the lower volume to ensure our ability to quickly add capacity when the industry begins to recover. Costs have been managed through multiple efforts, including a reduced workforce and mandatory shutdowns. The under utilized factory impacted gross profit by $1.6 million, or 3%, in gross margin and $11.6 million, or 6%, in gross margin in the third quarter and first nine months of fiscal year 2009, respectively. In addition, charges related to product transitions and reductions in the demand for legacy parts and upgrades resulted in an approximate 2% and 3% reduction in gross margin during the third quarter and first nine months of fiscal year 2009, respectively, versus an approximate reduction in gross margin of less than 2% and 1% for the same periods a year ago. A lower sales mix of tools versus upgrades and parts partially offset the negative impact from the factory for both the third quarter and first nine months of fiscal year 2009 versus the same periods a year ago. Tools typically are sold at lower margins than upgrades and parts.

Cost of Service Revenue

Cost of service revenue was $7.4 million and gross margin was 30% for the third quarter of fiscal year 2009, compared to cost of service revenue of $14.0 million and gross margin of 40% for the third quarter of fiscal year 2008. Cost of service revenue was $26.0 million and gross margin was 36% for the first nine months of fiscal year 2009, compared to cost of service revenue of $38.9 million and gross margin of 37% for the first nine months of fiscal year 2008. Cost of service revenue primarily consists of the costs to install the tool at the customer’s fab. Thus, fluctuations in service margins are mainly attributed to the change in installation margins, which are influenced by product and regional mix. The fair value of installations is assessed periodically and is largely based upon the historical experience of the effort and cost to complete installations.

Research and Development

Research and development expense for the third quarter and first nine months of fiscal year 2009 was $19.1 million and $60.2 million, respectively, compared to $27.2 million and $84.5 million, respectively, for the same periods in fiscal year 2008. Although we have implemented cost reduction efforts, such as lower levels of headcount and mandatory shutdowns, we continue to maintain our investments in new product development and growth initiatives.

Marketing, General and Administrative

Marketing, general, and administrative expense for the third quarter and first nine months of fiscal year 2009 was $22.2 million and $73.0 million, respectively, compared to $32.1 million and $97.5 million, respectively, for the same periods in fiscal year 2008. The decrease in the third quarter and first nine months of fiscal year 2009 was primarily due to cost reduction efforts implemented during the industry downturn. Compensation plans have been significantly reduced and/or suspended and cost reduction efforts have resulted in lower levels of headcount and associated costs, such as travel. In addition, we have had mandated shutdowns for several weeks each quarter during fiscal year 2009.

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

In the third quarter of fiscal year 2009, we incurred a restructuring charge of $0.7 million in connection with the continuation of cost reduction initiatives in response to the continued weakness in the semiconductor capital equipment market. The expense is related to a reduction of headcount of approximately 30 people, mainly within manufacturing and engineering.

We began relocating the European operations in Houten, the Netherlands to Schaffhausen, Switzerland, in the fiscal fourth quarter of 2008. The restructuring charge is comprised primarily of one-time termination benefits, and contract termination expense related to a facility lease.

We estimate that the European restructuring activity, inclusive of activity through the first nine months of fiscal year 2009 ($1.8 million), will cost $2.5 million. The estimate also includes future, one-time termination benefits of $0.3 million.

The following table summarizes the restructuring activity for the first nine months of fiscal year 2009.

	Ongoing Benefit Arrangements	One-time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
	(Amounts in thousands)

Accrued charges at October 3, 2008	$184	$324	—	$75	$583
Costs incurred	4,393	1,053	$438	365	6,249
Costs paid	(3,829)	(663)	—	(178)	(4,670)
Non-cash settlements	—	—	—	(68)	(68)

Accrued charges at January 2, 2009	$748	$714	$438	$194	$2,094
Costs incurred	1,377	238	—	249	1,864
Adjustments	243	—	—	(56)	187
Costs paid	(2,114)	(363)	(33)	(169)	(2,679)
Non-cash settlements	—	—	—	(124)	(124)

Accrued charges at April 3, 2009	$254	$589	$405	$94	$1,342
Costs incurred	678	108	—	60	846
Adjustments	—	(92)	(81)	(2)	(175)
Costs paid	(764)	(221)	(28)	(106)	(1,119)
Non-cash settlements	—	—	—	—	—

Accrued charges at July 3, 2009	$168	$384	$296	$46	$894

Cash outlays related to one-time termination benefits and contract termination costs to exit the Houten facility will continue through fiscal years 2010 and 2014, respectively.

Interest Income and Interest Expense

During the third quarter and first nine months of fiscal year 2009, we earned $1.0 million and $3.5 million in net interest income, respectively, compared to $1.8 million and $6.6 million, respectively, for the same periods of fiscal year 2008. The decrease in net interest income for the third quarter and first nine months of fiscal year 2009 was due to a decrease in interest rates as a result of global economic conditions. In addition, we recorded $0.3 million of interest expense during the second quarter of fiscal year 2009 related to financing charges associated with the termination of the $100.0 million line of credit. For more information on the termination of this line of credit, see Note 13, “Notes Payable,” in the accompanying notes to the unaudited interim consolidated financial statements.

Other (Expense) Income, Net

Other expense, net was $0.2 million and $0.7 million for the third quarter and first nine months of fiscal year 2009, respectively, compared to other income, net, of $0.2 million and $0.3 million, respectively, for the same periods of fiscal year 2008. Other (expense) income includes foreign currency exchange gains and losses.

Provision for Income Taxes

Our effective tax rate is based on our expectation of earnings from operations in the U.S. and other tax jurisdictions throughout the world.

We recorded an income tax benefit of $2.6 million for the nine months ended July 3, 2009. Exclusive of discrete items, the projected effective tax benefit for the year is approximately 12%, comprised of an expected tax benefit at the U.S. statutory rate of 35%, offset by the lower benefit of losses incurred in low tax jurisdictions and other items aggregating approximately 23%. The benefit in the nine months was also offset in the period by discrete charges of $3.3 million primarily relating to tax return adjustments and secondarily to interest accrued on uncertain tax positions. Our effective income tax rate was a 5% benefit for the first nine months of fiscal year 2009. The discrete income tax expense charged in the first nine months of fiscal year 2009 reduced the effective tax rate benefit by approximately 7 percentage points. For the nine month period ended June 27, 2008, our income tax expense of $59.6 million included a discrete net benefit of $2.1 million related to a Swiss net operating loss and tax return adjustments, offset by FIN 48 interest accrual, various charges related to the legal realignment, and other discrete items. Our effective income tax rate was 38% for the first nine months of fiscal year 2008. The discrete income tax benefit received in the first nine months of fiscal year 2008 reduced the effective tax rate by approximately 1 percentage point.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” or FIN 48, on September 29, 2007. The net increase in the reserve for unrecognized tax benefits during the first nine months of fiscal year 2009 was $3.0 million for positions taken in the current year. Of this amount, approximately $0.9 million represents the increase for the third quarter of fiscal 2009. As of July 3, 2009, the total amount of unrecognized tax benefits was $55.4 million, of which $52.0 million would impact the effective tax rate, if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets of which $1.9 million relate to state tax credits which are fully offset by a valuation allowance. As of July 3, 2009, the total amount of accrued interest and penalties related to uncertain tax positions was $4.1 million. We will reexamine the tax provision and the effect of estimated unrecognized tax benefits on our financial position at the end of each reporting period. We include interest and penalties related to unrecognized tax benefits within our provision for income taxes.

Except for the matters currently in the Appeals Office of the Internal Revenue Service, or IRS, as discussed below, we do not anticipate that the total unrecognized tax benefits will significantly change due to settlements of audits, the expiration of statute of limitations, or other resolutions of uncertain tax positions in the next twelve months.

In the normal course of business, Varian Semiconductor and its subsidiaries are examined by various federal, state and foreign tax authorities, including the IRS. We are subject to audit by the IRS and various state and foreign authorities for the fiscal years 2003 through 2007. The IRS recently concluded an examination of certain refund claims, primarily related to the extraterritorial income exclusion, filed by us for the fiscal years 2000 through 2004. The IRS issued a notice of disallowance relating to a portion of these claims and we filed a formal protest with the Appeals Office of the IRS. An Appeals hearing date has not been set. It is unknown whether agreement on these claims will be reached within the next twelve months. The favorable resolution of these claims could result in a benefit to the tax provision of up to $5.8 million. The IRS is currently conducting an examination of fiscal year 2007. Audit field work began in late January 2009 and is ongoing.

In fiscal year 2007, we implemented a plan to realign the legal entities within our worldwide affiliated group to make our legal structure more consistent with the geographic mix of our customers and suppliers. The realignment of our entities has caused the tax rate to become more sensitive to the geographic distribution of profits.

Net (Loss) Income

As a result of the foregoing factors, in the third quarter and first nine months of fiscal year 2009, we recorded net loss of $14.3 million and $47.4 million, respectively, compared to net income of $18.3 million and $96.0 million, respectively, for the same periods of fiscal year 2008. In the third quarter and first nine months of fiscal year 2009, net loss per diluted share was $0.20 and $0.66, respectively, compared to net income per diluted share of $0.25 and $1.27, respectively, for the same periods of fiscal year 2008.

Liquidity and Capital Resources

We generated $16.4 million of cash from operations during the first nine months of fiscal year 2009, compared to $140.3 million of cash generated from operations during the first nine months of fiscal year 2008. Cash generated by operations in the first nine months of fiscal year 2009, was primarily a result of reductions in inventory of $54.8 million, accounts receivables of $30.9 million and non-cash expenses, such as stock-based compensation of $17.2 million and depreciation and amortization of $11.8 million; partially offset by a net loss of $47.4 million and decreases of $16.2 million in accounts payable, $16.3 million in accrued expenses, and $15.7 million in deferred revenue. Accrued expenses decreased mainly due to the payout of incentive compensation following the end of the prior fiscal year. The decrease in inventory was primarily due to lower material receipts for the lower build plan and the decrease in accounts receivable was related to substantially lower sales volumes. Accounts receivable did not decrease as much as inventory due to extended payment terms granted on prior quarter tool shipments. Cash provided by operations in the first nine months of fiscal year 2008 was primarily a result of net income of $96.0 million, plus non-cash expenses such as stock-based compensation of $16.1 million and depreciation and amortization of $12.6 million. Also, contributing to cash from operations was a decrease in accounts receivable of $39.2 million on account of lower sales volume. The increase in cash was partially offset by a decrease in accounts payable of $19.1 million, primarily driven by lower material receipts and a decrease of $19.5 million in deferred revenue. Deferred revenue decreased due to lower sales volume and fully deferred tools at the end of fiscal year 2007 that were recognized as revenue during fiscal year 2008.

We generated $18.0 million from investing activities during the first nine months of fiscal year 2009, compared to $44.9 million in the first nine months of fiscal year 2008. We received proceeds from sales and maturities of investments of $5.9 million and $52.8 million, respectively, during the period, partially offset by $34.6 million used for the purchase of investments and $6.1 million used for the purchase of property, plant and equipment during the first nine months of fiscal year 2009. In the first nine months of fiscal year 2008, we received proceeds from sales and maturities of investments of $7.6 million and $115.5 million, respectively, during the period, partially offset by $70.6 million used for the purchase of investments and $7.6 million used for the purchase of property, plant and equipment during the same period. During the first nine months of fiscal year 2009, maturities from investments decreased due to the timing of maturities and fewer securities purchased in the later part of fiscal year 2008 due to the market environment.

Our Board of Directors amended the share repurchase program by increasing the amount of funds that may be expended in repurchasing common stock from $700.0 million to $800.0 million as of April 21, 2008. As of July 3, 2009 there were $85.6 million remaining in the program. The program does not have a fixed expiration date.

During the first nine months of fiscal year 2009, we generated $5.0 million of cash from financing activities, primarily from $5.0 million of cash received from the issuance of common stock upon the exercise of stock options. During the first nine months of fiscal year 2008, we used $172.3 million of cash for financing activities, primarily to repurchase shares of our common stock. This was partially offset by $5.2 million of cash received from the issuance of common stock upon the exercise of stock options. We have not purchased any shares of our common stock during the first nine months of fiscal year 2009 due to our interest in preserving cash during the current industry downturn.

As previously reported, on May 23, 2008, we entered into a credit agreement with multiple financial institutions and JPMorgan Chase Bank, N.A. as administrative agent, which was filed as Exhibit 10.1 to Form 8-K filed with the SEC on May 23, 2008. The credit agreement provided for borrowing by us of a maximum principal amount of up to $100.0 million under an unsecured revolving credit facility during the five-year commitment period ending May 23, 2013, unless earlier terminated pursuant to the terms of the credit agreement. We terminated this credit agreement effective March 27, 2009, pursuant to the terms of the credit agreement. As of March 27, 2009, there were no outstanding borrowings under this credit agreement and we did not incur any early termination penalties in connection with the credit agreement termination.

Our liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. We believe that cash, cash equivalents and investments of $293.1 million at July 3, 2009 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments, environmental contingencies and cash requirements through at least the next twelve months.

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

Contractual Obligations

We have various contractual obligations impacting our liquidity. The following table summarizes our future payments under contractual obligations as of July 3, 2009:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Other
	(Amounts in thousands)
Long-term debt and interest expense	$2,747	$785	$1,570	$392	—	—
Operating lease obligations	4,490	2,212	1,809	469	—	—
Purchase obligations (a)	35,321	35,313	8	—	—	—
Non-current income tax payable (b)	46,221	—	—	—	—	$46,221
Other long-term liabilities (c)	24,645	375	4,669	641	$2,775	16,185

Total contractual cash obligations	$113,424	$38,685	$8,056	$1,502	$2,775	$62,406

(a)	Purchase obligations represent agreements to purchase materials or other goods and capital expenditures for the construction or purchase of property, plant and equipment.
(b)	Represents the non-current tax payable obligation under FIN 48. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and therefore included this amount in the Other column.
(c)	Included in other long-term liabilities are liabilities for post-employment and post-retirement benefits, deferred compensation, warranty provision, environmental reserve and other obligations. For certain long-term obligations we are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we include these amounts in the Other column.

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc., or VAI, now known as Varian Medical Systems, Inc., or VMS, (See Note 14. Commitments, Contingencies and Guarantees in the accompanying notes to the unaudited interim consolidated financial statements). During the first nine month periods of fiscal years 2009 and 2008, we were charged $0.6 million and $0.8 million, respectively, by VMS in settlement of these obligations.

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

In February 2008, the FASB issued FASB Staff Position, or FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of fiscal year 2010.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Standards Accounting

Codification, or Codification, as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS No. 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently evaluating the effect if any that the adoption of SFAS No. 168 will have on our financial position, results of operations and cash flows.

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

We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in the exchange rates. These programs reduce, but do not always entirely eliminate, the impact of currency exchange movements. Historically, our primary exposures have resulted from non-U.S. dollar denominated sales and purchases in Asia Pacific and Europe. We do not use derivative instruments for trading or speculative purposes. For further discussion of the accounting treatment of our derivative instruments please refer to Note 15, “Derivative Financial Instruments,” in the accompanying notes to the unaudited interim consolidated financial statements.

The table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the estimated fair value of our contracts outstanding as of July 3, 2009 and October 3, 2008.

	July 3, 2009			October 3, 2008
	Notional Value	Contract Rate	Estimated Fair Value - Gain (Loss)	Notional Value	Contract Rate	Estimated Fair Value - Gain (Loss)
	(Dollars in thousands)
Foreign currency purchase contracts:
Singapore Dollar	$391	1.45	$—	$3,573	1.42	$(54)
Korean Won	—	—	—	2,750	1,129.65	(215)
Japanese Yen	—	—	—	2,808	105.44	(7)
Euro	2,141	0.71	(6)	2,342	0.71	(31)

Total foreign currency purchase contracts	$2,532		$(6)	$11,473		$(307)

Foreign currency sell contracts:
Japanese Yen	$19,360	96.43	$43	$38,477	106.11	$(434)
Korean Won	7,814	1,254.50	85	13,660	1,084.26	1,574
Israeli Shekel	1,243	3.95	(20)	1,088	3.60	(35)
New Taiwan Dollar	997	32.73	2	1,009	32.02	5

Total foreign currency sell contracts	$29,414		$110	$54,234		$1,110

Total contracts	$31,946		$104	$65,707		$803

Interest Rate Risk

Although payments under certain of our overseas borrowing facilities are tied to market indices, we are not exposed to material interest rate risk from these borrowing facilities. We have no material cash flow exposure due to rate changes for cash equivalents and short-term investments. We maintain investments primarily in U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits and money market funds with investment grade financial institutions. Cash equivalents at July 3, 2009 and October 3, 2008 were $150.9 million and $110.2 million, respectively. At July 3, 2009 and October 3, 2008, our short-term investments were $53.8 million and $69.0 million, respectively, and consisted primarily of corporate bonds, certificates of deposit and government agency and U.S. Treasury securities with ratings of AA or better. At July 3, 2009 and October 3, 2008, our long-term investments were $61.7 million and $68.5 million, respectively, and consisted primarily of U.S. Treasury, government agency, and corporate bonds with ratings of AA or better.

Commodity Price Risk

We are not exposed to material commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of July 3, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of July 3, 2009, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 3, 2009 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required by this Item is provided in “Note 14. Commitments, Contingencies and Guarantees” to the unaudited interim consolidated financial statements under Part I, Item 1 and is incorporated herein by reference.

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

As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in both the U.S. and various foreign jurisdictions and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate could be adversely affected by changes in the distribution of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect profitability. In particular, due to the global business realignment, the distribution of worldwide earnings has changed and has caused the tax rate to become more sensitive to the geographic distribution of profits. We could face significant challenges regarding the geographic composition of these earnings from one or more jurisdictions upon audit. Our effective tax rate has benefited from the research and development (“R & D”) tax credit which will expire on December 31, 2009. If the R & D credit is not extended, our tax liability may increase. The carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S. or carry-back losses to prior profitable periods. Our tax returns are currently under audit by the Internal Revenue Service (IRS) and could be audited by other tax authorities. The IRS and other tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products, services, and the use of intangible assets. We could face significant future challenges on these transfer pricing issues in one or more jurisdictions. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe that our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals.

The U.S. Government has recently announced tax proposals which, if enacted, would cause us to re-evaluate the structure of our international operations. We may incur additional costs to modify our international structure and be required to pay additional taxes if all or any of the proposals become law. Until further details on the proposals are provided in actual legislation, it is not possible to estimate the potential impact of these proposals on the results of our operations.

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

Date: August 11, 2009