Form 10-Q
period 2010-01-01
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2010-02-08
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2010

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

Shares of common stock outstanding at January 29, 2010: 74,352,456

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

	January 1, 2010	October 2, 2009
	(unaudited)
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$230,048	$192,148
Short-term investments	45,670	44,043
Accounts receivable, net	92,489	115,002
Inventories	112,198	100,764
Deferred income taxes	18,511	19,601
Other current assets	22,595	22,188

Total current assets	521,511	493,746

Long-term investments	103,192	86,439
Property, plant and equipment, net	64,367	65,785
Goodwill	12,280	12,280
Long-term deferred income taxes	6,845	5,325
Other assets	2,673	2,664

Total assets	$710,868	$666,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$624	$610
Accounts payable	30,656	26,449
Accrued expenses	24,032	22,812
Income taxes payable	2,557	1,820
Product warranty	3,932	3,943
Deferred revenue	29,239	27,098

Total current liabilities	91,040	82,732

Long-term accrued expenses and other liabilities	71,175	66,285
Long-term debt	1,431	1,592

Total liabilities	163,646	150,609

Commitments, contingencies and guarantees (Note 14)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 95,086,106 shares issued and 73,370,276 shares outstanding at January 1, 2010; 94,519,926 shares issued and 72,804,096 shares outstanding at October 2, 2009	951	945
Capital in excess of par value	627,583	612,930
Less: Cost of 21,715,830 shares of common stock held in treasury	(714,877)	(714,877)
Retained earnings	632,673	616,051
Accumulated other comprehensive income	892	581

Total stockholders’ equity	547,222	515,630

Total liabilities and stockholders’ equity	$710,868	$666,239

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Three Months Ended
	January 1, 2010	January 2, 2009
	(Unaudited)
	(Amounts in thousands, except per share data)
Revenue
Product	$127,461	$92,028
Service	13,807	15,413

Total revenue	141,268	107,441

Cost of revenue
Product	63,287	58,019
Service	9,294	9,519

Total cost of revenue	72,581	67,538

Gross profit	68,687	39,903

Operating expenses
Research, development and engineering	21,728	22,080
Marketing, general and administrative	26,103	26,760
Restructuring	—	6,249

Total operating expenses	47,831	55,089

Operating income (loss)	20,856	(15,186)
Interest income	925	1,893
Interest expense	(60)	(178)
Other expense, net	(504)	(82)

Income (loss) before income taxes	21,217	(13,553)
Provision for income taxes	4,595	5

Net income (loss)	$16,622	$(13,558)

Weighted average shares outstanding - basic	73,700	72,715
Weighted average shares outstanding - diluted	74,753	72,715
Net income (loss) per share - basic	$0.23	$(0.19)
Net income (loss) per share - diluted	$0.22	$(0.19)

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Three Months Ended
	January 1, 2010	January 2, 2009
	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$16,622	$(13,558)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,938	3,993
Amortization of investment premiums	283	159
Deferred income taxes	(430)	(423)
Stock-based compensation	5,307	5,849
Tax benefit (charge) from stock-based compensation	1,855	(360)
Excess tax benefits from stock-based compensation	(1,367)	(13)
Changes in assets and liabilities:
Accounts receivable	22,224	8,878
Inventories	(11,047)	20,589
Other current assets	(407)	1,126
Accounts payable	4,212	(7,280)
Accrued expenses	7,819	(7,203)
Product warranty	84	(1,757)
Deferred revenue	1,475	(2,275)
Other	(70)	833

Net cash provided by operating activities	50,498	8,558

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,909)	(2,370)
Proceeds from sales of investments	4,233	1,034
Proceeds from maturities of investments	12,165	25,718
Purchase of investments	(35,007)	(2,254)

Net cash (used in) provided by investing activities	(21,518)	22,128

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of options and issuance of stock under the employee stock purchase plan	7,497	2,392
Excess tax benefits from stock-based compensation	1,367	13
Repayment of long-term debt	(147)	(136)

Net cash provided by financing activities	8,717	2,269

Effects of exchange rates on cash	203	(2,611)

Net increase in cash and cash equivalents	37,900	30,344
Cash and cash equivalents at beginning of period	192,148	139,679

Cash and cash equivalents at end of period	$230,048	$170,023

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

The accompanying unaudited interim consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the U.S., or GAAP, for interim financial information and pursuant to the instruction to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Annual Report on Form 10-K filed by us with the SEC on November 24, 2009 for fiscal year 2009. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three months ended January 1, 2010 are not necessarily indicative of the results to be expected for a full year or for any other period.

We evaluated subsequent events up to and including February 8, 2010, the date these financial statements were issued.

Note 2. Fair Value

In September 2006, the Financial Accounting Standards Board, or FASB, issued authoritative guidance for fair value measurements which defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value in the financial statements. The framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. In February 2008, the FASB issued authoritative guidance which allows for the delay of the effective date for one year of the authoritative guidance for fair value measurements for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted the provisions of the guidance for financial assets and liabilities on October 4, 2008 but elected a partial deferral under the provision related to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. The guidance had an immaterial impact on our consolidated financial statements when it was applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of fiscal year 2010.

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

Deferred compensation

The deferred compensation liability represents our obligation to pay benefits under our non-qualified deferred compensation plan. The related investments, held in a Rabbi Trust, consist of equity securities, primarily mutual funds, and are classified as Level 1 in the valuation hierarchy. Realized gains (losses) to fair value of both the equity securities and the related deferred compensation liabilities are recorded in marketing, general and administrative expense.

Derivatives

In general, and where applicable, we use quoted prices in an active market for derivative assets and liabilities, which are traded on exchanges. These derivative assets and liabilities are classified as Level 1.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Balance at January 1, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash equivalents	$189,778	$189,778	$—	$—
Short-term and long-term investments
U.S. Treasury and agency securities	43,112	—	43,112	—
Corporate bonds	95,196	—	95,196	—
Municipal bonds	4,602	—	4,602	—
Equity securities	4,802	4,802	—	—
Derivative assets	821	821	—	—

Total assets at fair value	$338,311	$195,401	$142,910	$—

Deferred compensation	$4,802	$4,802	$—	$—

Total liabilities at fair value	$4,802	$4,802	$—	$—

	Balance at October 2, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash equivalents	$164,511	$164,511	$—	$—
Short-term and long-term investments
U.S. Treasury and agency securities	35,730	—	35,730	—
Corporate bonds	83,583	—	83,583	—
Municipal bonds	4,634	—	4,634	—
Equity securities	5,435	5,435	—	—

Total assets at fair value	$293,893	$169,946	$123,947	$—

Deferred compensation	$5,435	$5,435	$—	$—
Derivative liabilities	1,207	1,207	—	—

Total liabilities at fair value	$6,642	$6,642	$—	$—

Non-Marketable Equity Investments

The portfolio of financial assets excludes a $1.2 million minority equity investment in two private companies which is accounted for under the cost method and is outside the scope of the accounting standard for fair value measurements. This equity investment is included in long-term investments on the consolidated balance sheet.

Note 3. Stock-Based Compensation

Stock-based compensation cost is measured at grant date and is based on the fair value of the award. The straight-line method is applied to all grants with service conditions, while the graded vesting method is applied to all grants with both service and performance conditions.

The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period. The effect of recording stock-based compensation for the first three months of fiscal years 2010 and 2009 are as follows:

	Fiscal Three Months Ended
	January 1, 2010	January 2, 2009
	(Amounts in thousands)
Effect of stock-based compensation on income by line item:
Cost of product revenue	$223	$303
Cost of service revenue	156	245
Research, development and engineering expense	1,082	1,274
Marketing, general and administrative expense	3,846	4,027
Provision for income taxes	(1,018)	—

Total cost related to stock-based compensation	$4,289	$5,849

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. Our expected term is calculated using historical data and assumes that all outstanding options will be exercised at the midpoint of the vest date and the full contractual term and is further adjusted for demographic data. We interpolate the risk-free interest rate from the U.S. Treasury zero-coupon bond that coincides with the expected term. We do not have a history of paying dividends, nor do we expect to in the future. We use a blended volatility, using our historical and implied volatility measures. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Three Months Ended
	January 1, 2010	January 2, 2009
Expected life (in years)	3.7	3.7
Expected volatility	51.5%	50.4%
Risk-free interest rate	1.7%	1.8%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$12.29	$6.57

The following table summarizes stock option and restricted stock activity as of and for the three months ended January 1, 2010:

	Stock Option Activity				Unvested Restricted Stock Award Activity		Unvested Restricted Stock Unit Activity
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
			(In years)	(In thousands)
Outstanding at fiscal year end 2009	6,023,102	$23.33			624,940	$25.39	55,064	$24.53
Granted	385,650	31.34			454,274	33.87	—	—
Exercised	(440,371)	17.02
Restricted stock vested					(125,809)	22.89	—	—
Forfeited/expired/cancelled	(3,871)	25.91			(4,412)	24.46	—	—

Outstanding at January 1, 2010	5,964,510	$24.31	4.2	$74,476	948,993	$29.79	55,064	$24.53

Options vested and expected to vest at January 1, 2010	5,913,210	$24.30	4.2	$73,954
Options exercisable at January 1, 2010	3,499,659	$22.10	3.1	$51,244

As of January 1, 2010, there were a total of 4,737,413 shares reserved for issuance under the 2006 Stock Incentive Plan. The aggregate intrinsic value is based on our closing stock price of $35.88 on December 31, 2009, and represents the amounts that would have been received by the option holders had all option holders exercised their options as of that date. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price.

As of January 1, 2010, the unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock was $21.8 million and $25.4 million, respectively. These amounts will be recognized over an estimated weighted average amortization period of 2.7 years and 3.2 years, respectively.

The total intrinsic value of options exercised during the first three months of fiscal years 2010 and 2009 was $6.8 million and $0.2 million, respectively.

The total fair value of restricted stock grants that vested during the first three months of fiscal years 2010 and 2009 was $4.0 million and $2.5 million, respectively.

Employee Stock Purchase Plan

Our employees who elect to participate in the Employee Stock Purchase Plan, or ESPP, are able to purchase common stock at the lower of 85% of the fair market value of our common stock on the first or last day of the applicable offering period. Typically, each offering period lasts six months. On November 24, 2008, we decided to suspend enrollment and participation in the ESPP as of January 1, 2009. We expect to lift the suspension when business conditions permit. As of January 1, 2010, there were a total of 828,266 shares of common stock reserved for issuance under the ESPP. The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Three Months Ended
	January 1, 2010	January 2, 2009
Expected life (in years)	—	0.5
Expected volatility	0.0%	49.0%
Risk-free interest rate	0.0%	2.1%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$—	$10.44

Note 4. Cash, Cash Equivalents and Investments

We consider currency on hand, demand deposits, and all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at January 1, 2010 and October 2, 2009 were $189.8 million and $164.5 million, respectively.

Investments consist primarily of U.S. Treasury and government agency securities and corporate bonds with ratings AA or better. All investments have been classified as available-for-sale and are carried at fair value. Investments with contractual maturities greater than one year from the date of acquisition have been classified as long-term.

Net realized gain on investments for the three months ended January 1, 2010 was less than $0.1 million. As of January 1, 2010 and October 2, 2009, a net unrealized gain on investments of $0.9 million was recorded as accumulated other comprehensive income.

We determined that the unrealized losses at January 1, 2010, as aggregated by security type in the table below, are temporary. This assessment is based upon the nature of the investments and the causes of the unrealized losses. The investments are in corporate bonds and U.S. Treasury and agency securities, as stated in the investment policy. The unrealized losses relate to the decline in fair value due to differences between the securities’ interest rates at acquisition and current interest rates and the decline in credit worthiness of certain debtors.

Unrealized losses on investments as of January 1, 2010 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows:

	In Loss Position for Less than 12 Months		In Loss Position for 12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Amounts in thousands)
U.S. Treasury and agency securities	$19,481	$(84)	$—	$—	$19,481	$(84)
Corporate Bonds	29,418	(157)	11,502	(159)	40,920	(316)
Other	—	—	4,802	(12)	4,802	(12)

Total	$48,899	$(241)	$16,304	$(171)	$65,203	$(412)

Investments by security type at January 1, 2010 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
U.S. Treasury and agency securities	$42,914	$282	$(84)	$43,112
Corporate Bonds	94,505	1,007	(316)	95,196
Municipal Bonds	4,582	20	—	4,602
Other	5,964	—	(12)	5,952

Total	$147,965	$1,309	$(412)	$148,862

Investments by security type at October 2, 2009 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
U.S. Treasury and agency securities	$35,433	$298	$(1)	$35,730
Corporate bonds	82,868	1,048	(333)	83,583
Municipal bonds	4,598	36	—	4,634
Other	6,663	—	(128)	6,535

Total	$129,562	$1,382	$(462)	$130,482

The investment maturities are as follows:

	Estimated Fair Value
	January 1, 2010	October 2, 2009
	(Amounts in thousands)
Maturing within 1 year	$45,670	$44,043
Maturing between 1 year and 5 years	103,192	86,439

Total	$148,862	$130,482

Note 5. Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is calculated using net income (loss) and the weighted average number of shares of common stock and participating unvested restricted stock outstanding during the reporting period. Diluted net income (loss) per share includes additional dilution from stock issuable pursuant to the exercise of outstanding stock options and non-participating unvested restricted stock. Options to purchase common shares with exercise prices that exceeded the market value of the underlying common stock are excluded from the computation of diluted earnings per share. For purposes of the diluted net income (loss) per share calculation, the additional shares issuable upon exercise of stock options are determined using the treasury stock method, which includes as assumed proceeds share-based compensation expense and the tax effect of such compensation.

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

In the first quarter of fiscal year 2010, we retrospectively adopted the guidance for determining whether instruments granted in share-based payment transactions are participating securities and, therefore, should be included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participating rights in undistributed earnings. Our restricted stock awards granted to employees are considered participating securities as they receive rights to non-forfeitable dividends or dividend equivalents at the same rate as common stockholders, thus are included in computing our earnings per share. The effect of this adoption did not alter previously reported basic and diluted earnings per share for the three months ended January 2, 2009.

A reconciliation of the numerator and denominator used in the net income (loss) per share calculations is presented as follows:

	Fiscal Three Months Ended
	January 1, 2010	January 2, 2009
	(Amounts in thousands, except per share data)
Numerator:
Net income (loss)	$16,622	$(13,558)

Denominator:
Denominator for basic net income (loss) per share:
Weighted average shares outstanding	73,700	72,715
Effect of dilutive securities:
Stock options	1,053	—

Denominator for diluted net income (loss) per share	74,753	72,715

Net income (loss) per share - basic	$0.23	$(0.19)
Net income (loss) per share - diluted	$0.22	$(0.19)

For the three month periods ended January 1, 2010 and January 2, 2009, 1.7 million and 3.6 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

Note 6. Accounts Receivable

Accounts receivable consist of the following:

	January 1, 2010	October 2, 2009
	(Amounts in thousands)
Billed receivables	$93,841	$116,754
Allowance for doubtful accounts	(1,352)	(1,752)

Accounts receivable, net	$92,489	$115,002

Note 7. Inventories

The components of inventories are as follows:

	January 1, 2010	October 2, 2009
	(Amounts in thousands)
Raw materials and parts	$63,832	$67,853
Work in process	21,458	13,133
Finished goods	26,908	19,778

Total inventories	$112,198	$100,764

Note 8. Accrued Expenses

The components of accrued expenses are as follows:

	January 1, 2010	October 2, 2009
	(Amounts in thousands)
Accrued incentives	$3,955	$3,637
Accrued employee benefits	5,528	5,041
Accrued payroll	3,178	4,725
Accrued retirement benefits	576	578
Accrued restructuring costs	816	790
Other	9,979	8,041

Total accrued expenses	$24,032	$22,812

Note 9. Long-Term Accrued Expenses and Other Long-Term Liabilities

There were $71.2 million and $66.3 million in long-term accrued expenses and other long-term liabilities at January 1, 2010 and October 2, 2009, respectively. Included in these amounts were $50.2 million and $47.2 million, respectively, for long-term tax liabilities. In addition, post-employment liabilities, environmental and other costs not expected to be expended within the next year are included in long-term accrued expenses and other long-term liabilities. The current portion is recorded within accrued expenses.

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

Product warranty activity for the first three months of fiscal years 2010 and 2009 are as follows:

	Fiscal Three Months Ended
	January 1, 2010	January 2, 2009
	(Amounts in thousands)
Beginning Balance	$4,226	$8,339
Accruals for warranties issued during the period	1,496	1,883
Increase (decrease) to pre-existing warranties	266	(474)
Settlements made during the period	(1,687)	(3,037)

Ending Balance	$4,301	$6,711

Current portion of product warranty	$3,932	$6,289
Long-term portion of product warranty	369	422

Total product warranty liability	$4,301	$6,711

Note 11. Deferred Revenue

The components of deferred revenue are as follows:

	January 1, 2010	October 2, 2009
	(Amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$11,012	$11,417
Extended warranties	6,414	8,507
Maintenance and service contracts	4,129	4,787
Other deferred revenue	9,509	4,890

Total deferred revenue	$31,064	$29,601

Current portion of deferred revenue	$29,239	$27,098
Long-term portion of deferred revenue	1,825	2,503

Total deferred revenue	$31,064	$29,601

Note 12. Restructuring

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

We began relocating the European operations in Houten, the Netherlands to Schaffhausen, Switzerland, in the fiscal fourth quarter of 2008. The restructuring charge is comprised primarily of one-time termination benefits, and contract termination expense related to a facility lease. European restructuring activity, which is estimated to cost $2.5 million in total, is now significantly complete. The recognized cost of the European restructuring activity from the date of its commencement to January 1, 2010 is $2.5 million.

The following table summarizes the restructuring activity for the first three months of fiscal year 2009.

	Ongoing Benefit Arrangements	One-time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
	(Amounts in thousands)
Accrued charges at October 3, 2008	$184	$324	$—	$75	$583
Costs incurred	4,393	1,053	438	365	6,249
Costs paid	(3,935)	(663)	—	(72)	(4,670)
Non-cash settlements	—	—	—	(68)	(68)

Accrued charges at January 2, 2009	$642	$714	$438	$300	$2,094

Cash outlays related to one-time termination benefits and contract termination costs to exit the Houten facility will continue through fiscal years 2010 and 2014, respectively.

Note 13. Notes Payable

In February 2003, we purchased our previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full. Prepayment would require us to pay a prepayment penalty equal to the greater of two percent of the outstanding principal balance or the excess of the present value of all future loan payments over the outstanding principal balance of the loan. As of January 1, 2010, we also had a standby letter of credit outstanding for $0.5 million as a guarantee for the debt on this facility. The $2.1 million carrying amount of the loan had an estimated fair value of $2.2 million at January 1, 2010. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and our financial condition at January 1, 2010.

Note 14. Commitments, Contingencies and Guarantees

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at our request. The term of the indemnification period is upon the later of (i) ten years after the person has ceased being an officer or director, or (ii) the termination of all pending or threatened actions, suits, proceedings or investigations. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of January 1, 2010.

We enter into indemnification agreements in the normal course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We believe the estimated fair value of these agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of January 1, 2010.

We also indemnify certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims related to the use of our products and services or resulting from the acts or omissions of us, our employees, officers, authorized agents or subcontractors. We have general and umbrella insurance policies that limit our exposure under these indemnification obligations and guarantees. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of January 1, 2010.

Prior to the spin-off of Varian Semiconductor from Varian Associates, Inc., or VAI, Varian Semiconductor’s business was operated as the Semiconductor Equipment Business, or SEB, of VAI. On April 2, 1999, VAI contributed its SEB to Varian Semiconductor, its Instruments Business to Varian, Inc., or VI, and changed its name to Varian Medical Systems, Inc., or VMS. In connection with the spin-off from VAI, Varian Semiconductor, VMS and VI entered into certain agreements which include a Distribution Agreement, an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, and a Transition Services Agreement, (collectively, the Distribution Related Agreements) whereby Varian Semiconductor agreed to indemnify VMS and VI for any costs, liabilities or expenses relating to Varian Semiconductor’s legal proceedings. Under the Distribution Related Agreements, Varian Semiconductor has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS. We believe the estimated fair value of the indemnification agreements is minimal, except as already recorded on the financial statements.

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

We also enter into purchase order commitments in the normal course of business. As of January 1, 2010, we had approximately $70.5 million of purchase order commitments with various suppliers.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Per the estimates provided by VMS, we have accrued $1.0 million in estimated environmental investigation and remediation costs for these sites and facilities as of January 1, 2010. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, we have accrued $4.0 million as of January 1, 2010, which represents future costs discounted at 7%, net of inflation, to cover our portion of these costs. This reserve is in addition to the $1.0 million as of January 1, 2010, as previously described.

As of January 1, 2010, our environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, totaled $5.0 million, of which $0.8 million is classified as current.

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

We evaluate our liability for environmental-related investigation and remediation in light of the liability and financial strength of potentially responsible parties and insurance companies where we believe that we have rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. VMS receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of our past and future environmental-related expenditures. Accordingly, we have recorded a receivable for approximately $1.0 million at each of January 1, 2010 and October 2, 2009 which was included in “Other assets” in the Consolidated Balance Sheets. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has, in the past, paid the claims that VMS has made.

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

Note 15. Comprehensive Income (Loss)

The following table reconciles net income (loss) to comprehensive income (loss), net of tax effect, for the first quarter of fiscal years 2010 and 2009:

	Fiscal Three Months Ended
	January 1, 2010	January 2, 2009
	(Amounts in thousands)
Net income (loss)	$16,622	$(13,558)
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedging instruments	326	(1,631)
Reclassification adjustment for realized loss on cash flow hedging instruments included in net income (loss)	—	1,537
Unrealized gain (loss) on investments	10	(17)
Reclassification adjustment for realized (gain) loss on investments included in net income (loss)	(25)	363

Comprehensive income (loss)	$16,933	$(13,306)

Note 16. Operating Segments and Geographic Information

We have determined that we operate in one business segment: the manufacturing, marketing and servicing of semiconductor processing equipment for ion implantation systems. Since we operate in one segment, all financial segment information can be found in the consolidated financial statements.

We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenue in the foreseeable future. In the first quarter of fiscal year 2010, revenue from four customers accounted for 32%, 12%, 11% and 10%, respectively, of our total revenue. In the first quarter of fiscal year 2009, revenue from two customers accounted for 32% and 19%, respectively, of our total revenue.

As of January 1, 2010, two customers represented 25% and 10%, respectively, of the total accounts receivable balance. As of October 2, 2009, two customers accounted for 23% and 21%, respectively, of the total accounts receivable balance.

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North America	Europe	Japan	Taiwan	Korea	Other	Consolidated
	(Amounts in thousands)
Revenue — Three months ended:
January 1, 2010	$24,918	$9,350	$4,005	$63,069	$20,971	$18,955	$141,268
January 2, 2009	$39,916	$12,233	$28,433	$13,315	$9,288	$4,256	$107,441

Long-lived assets:
January 1, 2010	$67,198	$1,018	$125	$394	$4,963	$187	$73,885
October 2, 2009	$66,890	$1,056	$150	$430	$5,024	$224	$73,774

Note 17. Income Taxes

Our effective tax rate is based on our expectation of annual earnings from operations in the U.S. and other tax jurisdictions throughout the world.

We recorded an income tax provision of $4.6 million for the fiscal three months ended January 1, 2010. Our income tax rate was 22% for the first three months of fiscal year 2010, which includes discrete charges. Discrete charges for the first three months of fiscal year 2010 were $0.5 million and primarily relate to interest accrued on uncertain tax positions and secondarily to foreign tax return adjustments. The discrete income tax expense related to these items in the first three months of fiscal year 2010 increased the tax rate by approximately 3%. The tax rate for the three months ended January 1, 2010 differed from the statutory tax rate of 35% primarily due to income earned in low tax jurisdictions. For the fiscal three months ended January 2, 2009, our income tax expense was $5 thousand. Our income tax rate was (0.04%) which included discrete charges of $0.4 million related to interest accrual and other discrete items. The discrete income tax expense related to these items in the first three months of fiscal year 2009 reduced the effective tax rate by approximately 4%.

The net increase in the reserve for unrecognized tax benefits during the first three months of fiscal year 2010 was $3.0 million for positions taken in the current year. As of January 1, 2010, the total amount of unrecognized tax benefits was $58.1 million, of which $56.0 million would impact the effective tax rate, if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets, relating to state tax credits which are fully offset by a valuation allowance. As of January 1, 2010, the total amount of accrued interest and penalties related to uncertain tax positions was $4.5 million. We will reexamine the tax provision and the effect of estimated unrecognized tax benefits on our financial position at the end of each reporting period. We include interest and penalties related to unrecognized tax benefits within our provision for income taxes.

We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The statute of limitations for our tax filings with federal, state and foreign tax authorities is generally open for fiscal years 2003 through the present. The Internal Revenue Service, or IRS, commenced an examination of fiscal year 2007 in December of 2008. The IRS completed examinations of certain refund claims filed for fiscal years 2002 to 2004 and we filed a protest of the refund claim audit findings with the Appeals Office of the IRS. The IRS audit of fiscal year 2007 is continuing. It is unknown whether agreement on the refund claims or resolution of the IRS audit of fiscal year 2007 will be reached within the next twelve months. The favorable resolution of the claims filed with the Appeals Office could result in a benefit to the tax provision of up to $5.8 million, excluding interest. Based on the status of the IRS audit, it is not possible to estimate the impact of the amount of any changes to our previously recorded uncertain tax positions. It is possible that up to $4.2 million of unrecognized tax positions, excluding interest and penalties, may be recognized within one year as the result of the lapse of statutes of limitations.

Note 18. Recent Accounting Pronouncements

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

This Form 10-Q contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms "believes," "anticipates,” "expects," "plans" or similar expressions are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. There are a number of important factors that could cause Varian Semiconductor Equipment Associates, Inc.’s (“Varian Semiconductor,” the “Company,” “we,” “our,” or “us”) actual results to differ materially from those indicated by forward-looking statements made in this report and presented by management from time to time. Some of the important risks and uncertainties that may cause our financial results to differ are described under the heading "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 2, 2009, filed with the Securities and Exchange Commission, or SEC, on November 24, 2009.

The following information should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in "Item 1. Consolidated Financial Statements" of this quarterly report and the audited consolidated financial statements and notes thereto and the section titled "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009, filed with the SEC on November 24, 2009.

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

Our industry is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. Historically, our business has experienced significant volatility and we believe the semiconductor capital equipment business will continue to be volatile, largely due to fluctuations in the level of investment by logic, foundry and memory manufacturers. Our revenue has historically been derived from a limited number of customers, some of which require financing to continue upgrade and/or expansion plans that require the purchase of our tools. In fiscal year 2009, our business was adversely effected by the global economic downturn. Also, our after-market business was adversely affected as fabs ran at lower utilization levels, which required fewer parts, upgrades and services. Revenue increased by approximately 31% from the first quarter of fiscal year 2009 to the first quarter of fiscal year 2010, due to an improvement in end-user demand for semiconductor devices.

We believe that our management team has the industry experience to quickly and effectively react to sizing adjustments required by the volatility in the market. At this time, we are adding capacity to satisfy the increase in demand for our equipment. We will continue to closely monitor the industry, and make further capacity adjustments to our business as necessary.

We believe that we have the financial strength and liquidity to continue investing in product development such that we can continue to maintain our leading industry position. As of January 1, 2010, we had $378.9 million in cash and investments and approximately $2.1 million in debt. Furthermore, we generated approximately $50.5 million in cash from operations during the first three months of fiscal year 2010.

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

Market Share and Total Available Market. The table below shows our calendar year 2008 and 2007 market share, as reported by Gartner Dataquest in April 2009 and April 2008, respectively. Market share estimates are calculated on a subset of revenue, and information reported by Gartner Dataquest may not be consistent on a company by company basis. The table below also shows the total available market for ion implanter sales in calendar years 2008 and 2007, also reported by Gartner Dataquest in April 2009 and April 2008, respectively. The total available market represents estimated worldwide total revenue for ion implanters sold during each calendar year.

	Market Share Calendar Year Ended		Total Available Market Calendar Year Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
			(Amounts in millions)
By market
Medium current	41.5%	56.6%	$281	$454
High current	78.1%	77.8%	371	672
High energy	22.8%	12.8%	79	147
Ultra high dose	100.0%	100.0%	67	64

Overall	61.5%	64.5%	$798	$1,337

Market share and total available market research data is also published by VLSI Research Inc. In May 2009, VLSI Research Inc. reported that our overall market share was 65% and that the total available market was $757.8 million for calendar year 2008. Calendar year 2009 market share reports are expected to be released in April 2010.

We estimate our market share on a regular basis. We do so based on extensive information, including our own revenues, competitor orders and other key information such as tool move-ins at the fabs. Our market share estimates are usually closely aligned with those of Gartner Dataquest. Revenue recognition disparities do not normally cause significant swings in calculations of market share. However, we believe the significant decline in semiconductor capital equipment business in 2008 caused revenue recognition delays from 2007 shipments to distort 2008 market share metrics. Our information indicates that based on a competitor's delayed revenue recognition, a significant portion of their medium current tool shipments in 2007 was not recognized as revenue until 2008. As such, we believe our 2008 medium current market share, if normalized for these shipments, would be approximately flat from 2007 and our overall 2008 market share would be several percentage points higher than our overall 2007 market share. Since 2007 we have not lost a medium current customer. Our high current market share is a result of the industry shift to single wafer implanters at advanced technology nodes (65nm and below). We began developing single wafer high current tools in 1994 and are currently the industry leader. The increase in high energy market share is primarily related to customer mix in the total available market for high energy tools. Our position in the ultra high-dose market has resulted from the success of our new plasma doping tool, known as the VIISta PLAD, which is currently used by memory manufacturers.

Critical Accounting Policies and Significant Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a continual basis, we evaluate our estimates, including those related to revenues, inventories, accounts receivable, long-lived assets, income taxes, warranty obligations, deferred revenue, post-retirement benefits, contingencies, stock-based compensation and foreign currencies. We continue to have the same critical accounting policies and estimates as are described in Item 7 in the Annual Report on Form 10-K for the fiscal year ended October 2, 2009, filed with the SEC on November 24, 2009. We operate in a highly cyclical and competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, customer and supplier lead times, and geographic and macroeconomic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also the factors discussed in Item 1A - “Risk Factors” in our 2009 Annual Report on Form 10-K filed with the SEC on November 24, 2009.

Results of Operations

Revenue

The following table sets forth revenue by category for the three month periods ended January 1, 2010 and January 2, 2009:

	Fiscal Three Months Ended
	January 1, 2010	January 2, 2009	Change	Percent Change
	(Amounts in thousands)
Revenue
Product	$127,461	$92,028	$35,433	39%
Service	13,807	15,413	(1,606)	-10%

Revenue	$141,268	$107,441	$33,827	31%

Revenue by territory
Asia Pacific	$107,000	$55,292	$51,708	94%
North America	24,918	39,916	(14,998)	-38%
Europe	9,350	12,233	(2,883)	-24%

Revenue	$141,268	$107,441	$33,827	31%

Product

During the first quarter of fiscal year 2010, product revenue was $127.5 million, compared to $92.0 million for the same period a year ago. Overcapacity in the memory market, along with the global credit crisis and the decline in end-user demand for semiconductors, caused our customers to significantly decrease their spending for our products in the first quarter of fiscal year 2009. On a unit basis, the number of tools recorded in revenue increased 38% for the first quarter of fiscal year 2010, compared to the first quarter of fiscal year 2009. This increase was most notable in the medium current market. In addition, revenue from parts and upgrades sales during the first quarter of fiscal year 2010 increased 50%, compared to the same period a year ago due to higher utilization levels at most of our foundry and memory customers.

Service

Service revenue during the first quarter of fiscal year 2010 was $13.8 million, compared to $15.4 million for the same period a year ago. This decrease is primarily related to a decrease in service contract revenue. During fiscal year 2009, many customers cancelled or reduced fixed-priced service contract arrangements, we believe, to reduce fab operating costs during the global economic crisis which had an impact on our service revenue in the first quarter of fiscal year 2010. Some of the decline in contract revenue is offset by additional on-call paid service and parts revenue.

Revenue by Territory

The Asia Pacific region accounts for a significant percentage of our revenues. The increase in revenue from this region for the first quarter of fiscal year 2010 as compared to the same period in fiscal year 2009 is due to increased demand from our foundry customers, who are primarily based in this region. Sales to North American and European customers in the first quarter of fiscal year 2010 decreased compared to the same period in fiscal year 2009 due to decreased demand from logic customers. Overall, the most significant driver of change from the first quarter of fiscal year 2009 to the first quarter of fiscal year 2010 was the increase in foundry business, which we believe was caused by an increase in end-user demand for electronics.

Customers

During the first quarter of fiscal year 2010, revenue from four customers accounted for 32%, 12%, 11% and 10%, respectively, of our total revenue, compared to two customers accounting for 32% and 19% of our total revenue, respectively, during the first quarter of fiscal year 2009. We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenue in the foreseeable future.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given reporting period (see also the factors discussed in Item 1A - “Risk Factors” in our 2009 Annual Report on Form 10-K filed with the SEC on November 24, 2009).

Shipment Mix

Our tools are used by logic, memory and foundry manufacturers of integrated circuits. Logic manufacturers make chips that process information, while memory manufacturers make chips that store information. Both memory and logic manufacturers are owned by the companies that design the chips. Foundry manufacturers are contractors that take chip designs from other companies and make the chips for them. Virtually all of our tool shipments are 300 mm tools, which began to replace 200 mm tools at the end of the 1990s. The following table sets forth tool shipments by market, as a percent of total tool shipments, for the first quarter of fiscal years 2010 and 2009. Percentages are based on the number of tools shipped during the respective period.

	Fiscal Three Months Ended
	January 1, 2010	January 2, 2009
By market
Memory	17%	23%
Logic	16%	65%
Foundry	67%	12%

Shipments	100%	100%

Cost of Product Revenue

Cost of product revenue was $63.3 million and gross margin was 50% for the first quarter of fiscal year 2010, compared to cost of product revenue of $58.0 million and gross margin of 37% for the first quarter of fiscal year 2009. A favorable change in the mix of spare parts, upgrades and tool sales had a 7% impact on gross margin in the first quarter of fiscal year 2010. Improved factory absorption resulting from an increased level of business affected gross margin by 3%, or $4.0 million. Additionally, the sudden decline in business in fiscal year 2009 resulted in certain inventory related charges that were not necessary in the first quarter of fiscal year 2010. The absence of these charges had a 2% favorable impact, or $3.0 million, on gross margin in the first quarter of fiscal year 2010, compared to the same period a year ago.

Cost of Service Revenue

Cost of service revenue was $9.3 million and gross margin was 33% for the first quarter of fiscal year 2010, compared to cost of service revenue of $9.5 million and gross margin of 38% for the first quarter of fiscal year 2009. Cost of service revenue primarily consists of service contract costs. Thus, fluctuations in service margins are mainly attributed to the change in service contract margins, which are influenced by contract type and regional mix. The reduction in service contract margins is due to a lower mix of higher-margin contracts.

Research, Development and Engineering

Research, development and engineering expense was $21.7 million for the first quarter of fiscal year 2010, compared to $22.1 million for the first quarter of fiscal year 2009. Although we have reduced our discretionary spending in response to the industry downturn, we continue to maintain our investments in new product development and growth initiatives.

Marketing, General and Administrative

Marketing, general and administrative expense was $26.1 million for the first quarter of fiscal year 2010, compared to $26.8 million for the first quarter of fiscal year 2009. The decrease was primarily due to lower levels of tool evaluation activity, partially offset by an increase in the cost of variable compensation plans that were suspended in fiscal year 2009 and reinstated in the first quarter of fiscal year 2010.

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

We began relocating the European operations in Houten, the Netherlands to Schaffhausen, Switzerland, in the fiscal fourth quarter of 2008. The restructuring charge is comprised primarily of one-time termination benefits, and contract termination expense related to a facility lease. European restructuring activity, which is estimated to cost $2.5 million in total, is now significantly complete. The recognized cost of the European restructuring activity from the date of its commencement to January 1, 2010 is $2.5 million.

The following table summarizes the restructuring activity for the first three months of fiscal year 2009.

	Ongoing Benefit Arrangements	One-time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
	(Amounts in thousands)
Accrued charges at October 3, 2008	$184	$324	$—	$75	$583
Costs incurred	4,393	1,053	438	365	6,249
Costs paid	(3,935)	(663)	—	(72)	(4,670)
Non-cash settlements	—	—	—	(68)	(68)

Accrued charges at January 2, 2009	$642	$714	$438	$300	$2,094

Cash outlays related to one-time termination benefits and contract termination costs to exit the Houten facility will continue through fiscal years 2010 and 2014, respectively.

Interest Income and Interest Expense

During the first quarter of fiscal year 2010, we earned $0.9 million in net interest income, compared to $1.7 million for the same period of fiscal year 2009. The decrease in net interest income for the first quarter of fiscal year 2010 was primarily due to a decrease in interest rates as a result of global economic conditions.

Other Expense, Net

Other expense, net was $0.5 million and $0.1 million for the first quarter of fiscal years 2010 and 2009, respectively. The increase in expense is primarily related to foreign currency exchange losses.

Provision for Income Taxes

Our effective tax rate is based on our expectation of annual earnings from operations in the U.S. and other tax jurisdictions throughout the world.

We recorded an income tax provision of $4.6 million for the fiscal three months ended January 1, 2010. Our income tax rate was 22% for the first three months of fiscal year 2010, which includes discrete charges. Discrete charges for the first three months of fiscal year 2010 were $0.5 million and primarily relate to interest accrued on uncertain tax positions and secondarily to foreign tax return adjustments. The discrete income tax expense related to these items in the first three months of fiscal year 2010 increased the tax rate by approximately 3%. The tax rate for the three months ended January 1, 2010 differed from the statutory tax rate of 35% primarily due to income earned in low tax jurisdictions. For the fiscal three months ended January 2, 2009, our income tax expense was $5 thousand. Our income tax rate was (0.04%) which included discrete charges of $0.4 million related to interest accrual and other discrete items. The discrete income tax expense related to these items in the first three months of fiscal year 2009 reduced the effective tax rate by approximately 4%.

The net increase in the reserve for unrecognized tax benefits during the first three months of fiscal year 2010 was $3.0 million for positions taken in the current year. As of January 1, 2010, the total amount of unrecognized tax benefits was $58.1 million, of which $56.0 million would impact the effective tax rate, if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets, relating to state tax credits which are fully offset by a valuation allowance. As of January 1, 2010, the total amount of accrued interest and penalties related to uncertain tax positions was $4.5 million. We will reexamine the tax provision and the effect of estimated unrecognized tax benefits on our financial position at the end of each reporting period. We include interest and penalties related to unrecognized tax benefits within our provision for income taxes.

We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The statute of limitations for our tax filings with federal, state and foreign tax authorities is generally open for fiscal years 2003 through the present. The Internal Revenue Service, or IRS, commenced an examination of fiscal year 2007 in December of 2008. The IRS completed examinations of certain refund claims filed for fiscal years 2002 to 2004 and we filed a protest of the refund claim audit findings with the Appeals Office of the IRS. The IRS audit of fiscal year 2007 is continuing. It is unknown whether agreement on the refund claims or resolution of the IRS audit of fiscal year 2007 will be reached within the next twelve months. The favorable resolution of the claims filed with the Appeals Office could result in a benefit to the tax provision of up to $5.8 million, excluding interest. Based on the status of the IRS audit, it is not possible to estimate the impact of the amount of any changes to our previously recorded uncertain tax positions. It is possible that up to $4.2 million of unrecognized tax positions, excluding interest and penalties, may be recognized within one year as the result of the lapse of statutes of limitations.

Net Income (Loss)

As a result of the foregoing factors, in the first quarter of fiscal year 2010, we recorded net income of $16.6 million compared to net loss of $13.6 million for the same period of fiscal year 2009. Net income per diluted share was $0.22 for the first quarter of fiscal year 2010, compared to net loss per diluted share of $0.19 for the first quarter of fiscal year 2009.

Liquidity and Capital Resources

We generated $50.5 million of cash from operations during the first three months of fiscal year 2010, compared to $8.6 million of cash generated from operations during the first three months of fiscal year 2009. Cash generated by operations in the first three months of fiscal year 2010 was primarily a result of a reduction in accounts receivables of $22.2 million, net income of $16.6 million and an increase in accrued expenses of $7.8 million; partially offset by an increase of inventory of $11.0 million. The decrease in accounts receivable is related to the timing of shipments and payments from customers, including the receipt of payments from customers for whom certain extended terms had been granted in previous quarters. The increase in inventory is due to an increase in demand for systems. The increase in accrued expenses is primarily due to the reinstatement of variable compensation plans, which were suspended in fiscal year 2009 due to the economic downturn. Cash generated by operations in the first three months of fiscal year 2009 was primarily a result of reductions in inventory of $20.6 million and accounts receivables of $8.9 million; partially offset by a net loss of $13.6 million, decreases of $7.3 million in accounts payable, primarily driven by lower payments for materials for the lower tool build plan, and $7.2 million in accrued expenses.

We used $21.5 million in investing activities during the first three months of fiscal year 2010, compared to $22.1 million generated in the first three months of fiscal year 2009. In the first three months of fiscal year 2010, we used $35.0 million in the purchase of investments and $2.9 million in the purchase of property, plant and equipment; offset by proceeds from maturities and sales of investments of $16.4 million. An increase in cash generated by operations contributed to the increased purchase of investments during the first quarter of fiscal year 2010. In the first three months of fiscal year 2009, we received proceeds from maturities of investments of $25.7 million, partially offset by $2.3 million used for the purchase of investments and $2.4 million used for the purchase of property, plant and equipment during the same period.

During the first three months of fiscal year 2010, we generated $8.7 million of cash from financing activities, primarily due to $7.5 million of cash received from the issuance of common stock upon the exercise of stock options. During the first three months of fiscal year 2009, we generated $2.3 million of cash from financing activities, primarily from $2.4 million of cash received from the issuance of common stock upon the exercise of stock options.

In October 2004, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock on the open market, subject to the discretion of management. Subsequently, the Board of Directors voted on increases to the amount of funds that may be expended in repurchasing our common stock to a total of $800.0 million. The program does not have a fixed expiration date. As of January 1, 2010, $85.6 million remained available for repurchases under the existing repurchase authorization. Our stock repurchase plan is influenced by our growth and investment plans, stage in the industry cycle, attractiveness of share price, and liquidity needs.

Our liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. We believe that cash, cash equivalents and investments of $378.9 million at January 1, 2010 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments, environmental contingencies and cash requirements through at least the next twelve months.

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

Contractual Obligations

Under GAAP, some obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. We have various contractual obligations impacting our liquidity. The following table summarizes our future payments under contractual obligations at January 1, 2010:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Other
	(Amounts in thousands)
Long-term debt and interest expense	$2,355	$785	$1,570	$—	$—	$—
Operating lease obligations	4,159	2,162	1,683	314	—	—
Purchase obligations (a)	70,460	70,305	155	—	—	—
Non-current income tax payable (b)	50,244	—	—	—	—	50,244
Other long-term liabilities (c)	20,976	—	3,052	683	2,641	14,600

Total contractual cash obligations	$148,194	$73,252	$6,460	$997	$2,641	$64,844

(a)	Purchase obligations represent agreements to purchase materials or other goods and capital expenditures for the construction or purchase of property, plant and equipment.
(b)	Represents the non-current tax payable obligation pursuant to the authoritative guidance for accounting for uncertainty in income taxes. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and therefore included this amount in the Other column.
(c)	Included in other long-term liabilities are liabilities for post-employment and post-retirement benefits, deferred compensation, warranty provision, environmental reserve and other obligations. For certain long-term obligations we are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we include these amounts in the Other column.

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc., or VAI, now known as Varian Medical Systems, Inc., or VMS (See Note 14. Commitments, Contingencies and Guarantees in the accompanying notes to the unaudited interim consolidated financial statements). During the first three month periods of fiscal years 2010 and 2009, we were charged $0.3 million and $0.2 million, respectively, by VMS in settlement of these obligations.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We are evaluating the effect these new standards will have on our consolidated financial statements.

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

The table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the estimated fair value of our contracts outstanding as of January 1, 2010 and October 2, 2009.

	January 1, 2010			October 2, 2009
	Notional Value	Contract Rate	Estimated Fair Value - Gain (Loss)	Notional Value	Contract Rate	Estimated Fair Value - Gain (Loss)
	(Dollars in thousands)
Foreign currency purchase contracts:
Singapore Dollar	$1,505	1.38	$(27)	$1,460	1.43	$24
Korean Won	1,291	1,162.76	(3)	6,289	1,182.13	15
Euro	897	1.51	(45)	1,143	1.43	23

Total foreign currency purchase contracts	$3,693		$(75)	$8,892		$62

Foreign currency sell contracts:
Japanese Yen	$17,537	88.97	$678	$17,946	92.00	$(445)
Korean Won	16,037	1,150.00	217	13,318	1,250.50	(806)
Israeli Shekel	1,009	3.78	5	1,053	3.80	(7)
New Taiwan Dollar	764	32.40	(4)	640	32.70	(11)

Total foreign currency sell contracts	$35,347		$896	$32,957		$(1,269)

Total contracts	$39,040		$821	$41,849		$(1,207)

Interest Rate Risk

Although payments under certain of our overseas borrowing facilities are tied to market indices, we are not exposed to material interest rate risk from these borrowing facilities. We have no material cash flow exposure due to rate changes for cash equivalents and short-term investments. We do not believe that a 10% change in interest rates would have a material impact on the fair value of our investment portfolio or our interest income. We maintain cash investments primarily in U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at January 1, 2010 and October 2, 2009 were $189.8 million and $164.5 million, respectively. At January 1, 2010 and October 2, 2009, our short-term investments were $45.7 million and $44.0 million, respectively, and consisted primarily of corporate bonds and government agency and U.S. Treasury securities with ratings of AA or better. At January 1, 2010 and October 2, 2009, our long-term investments were $103.2 million and $86.4 million, respectively, and consisted primarily of U.S. Treasury, government agency, and corporate bonds with ratings of AA or better.

Commodity Price Risk

We are not exposed to material commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of Varian Semiconductor, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of January 1, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of January 1, 2010, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 1, 2010 that has materially affected, or is reasonably likely to materially affect, Varian Semiconductor’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required by this Item is provided in “Note 14. Commitments, Contingencies and Guarantees” to the unaudited interim consolidated financial statements under Part I, Item 1 and is incorporated herein by reference.

ITEM 1A.	Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2009 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of January 1, 2010, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1	Form of Restricted Stock Units Agreement is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2009.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 8, 2010