Form 10-Q
period 2010-04-02
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2010-05-10
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

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

Shares of common stock outstanding at April 30, 2010: 74,590,695.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

	April 2, 2010	October 2, 2009
	(Unaudited)
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$242,148	$192,148
Short-term investments	50,811	44,043
Accounts receivable, net	141,231	115,002
Inventories	128,387	100,764
Deferred income taxes	19,005	19,601
Other current assets	20,945	22,188

Total current assets	602,527	493,746

Long-term investments	108,521	86,439
Property, plant and equipment, net	70,003	65,785
Goodwill	12,280	12,280
Long-term deferred income taxes	7,031	5,325
Other assets	2,722	2,664

Total assets	$803,084	$666,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$639	$610
Accounts payable	52,947	26,449
Accrued expenses	32,910	22,812
Income taxes payable	3,118	1,820
Product warranty	5,688	3,943
Deferred revenue	36,135	27,098

Total current liabilities	131,437	82,732

Long-term accrued expenses and other long-term liabilities	73,551	66,285
Long-term debt	1,266	1,592

Total liabilities	206,254	150,609

Commitments, contingencies and guarantees (Note 14)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 95,367,154 shares issued and 73,651,324 shares outstanding at April 2, 2010; 94,519,926 shares issued and 72,804,096 shares outstanding at October 2, 2009	954	945
Capital in excess of par value	637,763	612,930
Less: Cost of 21,715,830 shares of common stock held in treasury	(714,877)	(714,877)
Retained earnings	671,266	616,051
Accumulated other comprehensive income	1,724	581

Total stockholders’ equity	596,830	515,630

Total liabilities and stockholders’ equity	$803,084	$666,239

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
	(Unaudited)
	(Amounts in thousands, except per share data)
Revenue
Product	$191,282	$48,958	$318,743	$140,986
Service	12,675	14,796	26,482	30,209

Total revenue	203,957	63,754	345,225	171,195

Cost of revenue
Product	94,921	33,425	158,208	91,444
Service	9,196	9,068	18,490	18,587

Total cost of revenue	104,117	42,493	176,698	110,031

Gross profit	99,840	21,261	168,527	61,164

Operating expenses
Research, development and engineering	24,346	18,990	46,074	41,070
Marketing, general and administrative	31,950	24,090	58,053	50,850
Restructuring	—	2,051	—	8,300

Total operating expenses	56,296	45,131	104,127	100,220

Operating income (loss)	43,544	(23,870)	64,400	(39,056)
Interest income	965	1,347	1,890	3,240
Interest expense	(63)	(593)	(123)	(771)
Other expense, net	(460)	(445)	(964)	(527)

Income (loss) before income taxes	43,986	(23,561)	65,203	(37,114)
Provision for (benefit from) income taxes	5,393	(3,937)	9,988	(3,932)

Net income (loss)	$38,593	$(19,624)	$55,215	$(33,182)

Weighted average shares outstanding - basic	74,407	73,054	74,053	72,855
Weighted average shares outstanding - diluted	75,331	73,054	75,048	72,885
Net income (loss) per share - basic	$0.52	$(0.27)	$0.75	$(0.46)
Net income (loss) per share - diluted	$0.51	$(0.27)	$0.74	$(0.46)

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 2, 2010	April 3, 2009
	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$55,215	$(33,182)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,871	7,782
Amortization of investment premiums	721	321
Deferred income taxes	(1,110)	(1,955)
Stock-based compensation	11,646	11,933
Tax benefit (charge) from stock-based compensation	2,337	(145)
Excess tax benefits from stock-based compensation	(1,692)	(357)
Changes in assets and liabilities:
Accounts receivable, net	(26,846)	52,560
Inventories	(34,162)	36,736
Other current assets	1,243	(125)
Accounts payable	26,482	(14,160)
Accrued expenses	19,639	(13,820)
Product warranty	1,938	(3,396)
Deferred revenue	8,845	(11,191)
Other	39	1,151

Net cash provided by operating activities	72,166	32,152

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,553)	(4,513)
Proceeds from sales of investments	9,278	2,069
Proceeds from maturities of investments	31,666	41,332
Purchases of investments	(70,062)	(16,163)

Net cash (used in) provided by investing activities	(34,671)	22,725

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of options and issuance of stock under the employee stock purchase plan	10,859	4,336
Excess tax benefits from stock-based compensation	1,692	357
Repayment of long-term debt	(297)	(273)

Net cash provided by financing activities	12,254	4,420

Effects of exchange rates on cash	251	(1,359)

Net increase in cash and cash equivalents	50,000	57,938
Cash and cash equivalents at beginning of period	192,148	139,679

Cash and cash equivalents at end of period	$242,148	$197,617

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

The accompanying unaudited interim consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the U.S., or GAAP, for interim financial information and pursuant to the instruction to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Annual Report on Form 10-K filed by us with the SEC on November 24, 2009 for fiscal year 2009. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three and six months ended April 2, 2010 are not necessarily indicative of the results to be expected for a full year or for any other period.

Note 2. Fair Value

In September 2006, the Financial Accounting Standards Board, or FASB, issued authoritative guidance for fair value measurements which defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value in the financial statements. The framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. In February 2008, the FASB issued authoritative guidance which allows for the delay of the effective date for one year of the authoritative guidance for fair value measurements for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted the provisions of the guidance for financial assets and liabilities on October 4, 2008 but elected a partial deferral under the provision related to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. The guidance had an immaterial impact on our consolidated financial statements when it was applied to nonfinancial assets and nonfinancial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of fiscal year 2010.

In January 2010, the FASB issued authoritative guidance which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This guidance had no impact on our consolidated financial statements when it was adopted in the first quarter of fiscal year 2010.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Balance at April 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash equivalents	$173,468	$173,468	$—	$—
Short-term and long-term investments
U.S. Treasury and agency securities	40,822	—	40,822	—
Corporate bonds	109,660	—	109,660	—
Municipal bonds	2,902	—	2,902	—
Equity securities	4,798	4,798	—	—
Derivative assets	1,240	1,240	—	—

Total assets at fair value	$332,890	$179,506	$153,384	$—

Deferred compensation	$4,798	$4,798	$—	$—

Total liabilities at fair value	$4,798	$4,798	$—	$—

	Balance at October 2, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash equivalents	$164,511	$164,511	$—	$—
Short-term and long-term investments
U.S. Treasury and agency securities	35,730	—	35,730	—
Corporate bonds	83,583	—	83,583	—
Municipal bonds	4,634	—	4,634	—
Equity securities	5,435	5,435	—	—

Total assets at fair value	$293,893	$169,946	$123,947	$—

Deferred compensation	$5,435	$5,435	$—	$—
Derivative liabilities	1,207	1,207	—	—

Total liabilities at fair value	$6,642	$6,642	$—	$—

Non-Marketable Equity Investments

At April 2, 2010 and October 2, 2009, the portfolio of financial assets excludes $1.2 million and $1.1 million, respectively, of minority equity investments in two private companies which are accounted for under the cost method and are outside the scope of the accounting standard for fair value measurements. These equity investments are included in long-term investments on our consolidated balance sheets.

Note 3. Stock-Based Compensation

Stock-based compensation cost is measured at grant date and is based on the fair value of the award. The straight-line method is applied to all grants with service conditions, while the graded vesting method is applied to all grants with both service and performance conditions.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the vesting period of the award. The effect of recording stock-based compensation for the second quarter and first six months of fiscal years 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Effect of stock-based compensation on income by line item:
Cost of product revenue	$233	$258	$456	$561
Cost of service revenue	198	208	354	453
Research, development and engineering expense	1,294	1,196	2,376	2,470
Marketing, general and administrative expense	4,614	4,422	8,460	8,449
Provision for income taxes	(1,092)	—	(2,110)	—

Total cost related to stock-based compensation	$5,247	$6,084	$9,536	$11,933

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

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	April 2, 2010	April 3, 2009
Expected life (in years)	3.7	3.7
Expected volatility	51.3%	50.4%
Risk-free interest rate	1.7%	1.8%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$12.20	$6.63

The following table summarizes stock option and restricted stock activity as of and for the first six months of fiscal year 2010:

	Stock Option Activity				Unvested Restricted Stock Award Activity		Unvested Restricted Stock Unit Activity
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
			(In years)	(In thousands)
Outstanding at fiscal year end 2009	6,023,102	$23.33			624,940	$25.39	55,064	$24.53
Granted	439,650	31.19			501,774	33.68	16,410	30.46
Exercised	(609,430)	17.82
Restricted stock vested					(205,964)	24.15	(31,834)	29.04
Forfeited/expired/cancelled	(29,990)	18.86			(9,385)	27.58	—	—

Outstanding at April 2, 2010	5,823,332	$24.52	4.1	$58,625	911,365	$30.21	39,640	$23.36

Options vested and expected to vest at April 2, 2010	5,780,402	$24.51	4.0	$58,314
Options exercisable at April 2, 2010	3,549,393	$22.58	3.1	$42,479

As of April 2, 2010, there were a total of 4,581,446 shares reserved for issuance under the 2006 Stock Incentive Plan. The aggregate intrinsic value is based on our closing stock price of $33.13 on April 1, 2010, and represents the amounts that would have been received by the option holders had all option holders exercised their options as of that date. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of April 2, 2010, the unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock was $19.7 million and $23.9 million, respectively. These amounts will be recognized over an estimated weighted average amortization period of 2.6 years and 3.2 years, respectively.

The total intrinsic value of options exercised during the three and six month periods ended April 2, 2010, was $1.9 million and $8.7 million, respectively. The total intrinsic value of options exercised during the three and six month periods ended April 3, 2009, was $1.7 million and $1.9 million, respectively.

The total fair value of restricted stock grants that vested during the three and six month periods ended April 2, 2010, was $3.4 million and $7.4 million, respectively. The total fair value of restricted stock grants that vested during the three and six month periods ended April 3, 2009, was $1.9 million and $4.4 million, respectively.

Employee Stock Purchase Plan

Our employees who elect to participate in the Employee Stock Purchase Plan, or ESPP, are able to purchase common stock at the lower of 85% of the fair market value of our common stock on the first or last day of the applicable offering period. Typically, each offering period lasts six months. On November 24, 2008, we decided to suspend enrollment and participation in the ESPP as of January 1, 2009. We expect to lift the suspension when business conditions permit. As of April 2, 2010, there were a total of 828,266 shares of common stock reserved for issuance under the ESPP. The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	April 2, 2010	April 3, 2009
Expected life (in years)	—	0.5
Expected volatility	0.0%	49.0%
Risk-free interest rate	0.0%	2.1%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$—	$10.44

Note 4. Cash, Cash Equivalents and Investments

We consider currency on hand, demand deposits, and all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at April 2, 2010 and October 2, 2009 were $173.5 million and $164.5 million, respectively.

Investments consist primarily of U.S. Treasury and government agency securities and corporate bonds with ratings of AA or better. All investments have been classified as available-for-sale and are carried at fair value. Investments with contractual maturities greater than one year from the date of acquisition have been classified as long-term.

Net realized losses on investments were $0.1 million for the three and six months ended April 2, 2010 and $0.2 million and $0.5 million, respectively, for the three and six months ended April 3, 2009. As of April 2, 2010 and October 2, 2009, net unrealized gains on investments of $1.4 million and $0.9 million, respectively, were recorded as accumulated other comprehensive income.

We determined that the unrealized losses at April 2, 2010, as aggregated by security type in the table below, are temporary. This assessment is based upon the nature of the investments and the causes of the unrealized losses. The investments are in corporate bonds and U.S. Treasury and agency securities, as stated in the investment policy. The unrealized losses relate to the decline in fair value due to differences between the securities’ interest rates at acquisition and current interest rates and the decline in credit worthiness of certain debtors.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized losses on investments as of April 2, 2010 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows:

	In Loss Position for Less than 12 Months		In Loss Position for 12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Amounts in thousands)
U.S. Treasury and agency securities	$14,006	$(30)	$—	$—	$14,006	$(30)
Corporate Bonds	23,306	(44)	8,587	(66)	31,893	(110)
Other	502	(1)	—	—	502	(1)

Total	$37,814	$(75)	$8,587	$(66)	$46,401	$(141)

Investments by security type at April 2, 2010 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(Amounts in thousands)
U.S. Treasury and agency securities	$40,550	$302	$(30)	$40,822
Corporate Bonds	108,732	1,038	(110)	109,660
Municipal Bonds	2,893	10	(1)	2,902
Other	5,752	196	—	5,948

Total	$157,927	$1,546	$(141)	$159,332

Investments by security type at October 2, 2009 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
U.S. Treasury and agency securities	$35,433	$298	$(1)	$35,730
Corporate bonds	82,868	1,048	(333)	83,583
Municipal bonds	4,598	36	—	4,634
Other	6,663	—	(128)	6,535

Total	$129,562	$1,382	$(462)	$130,482

The investment maturities are as follows:

	Estimated Fair Value
	April 2, 2010	October 2, 2009
Maturing within 1 year	$50,811	$44,043
Maturing between 1 year and 5 years	108,521	86,439

Total	$159,332	$130,482

Note 5. Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock and participating unvested restricted stock outstanding during the reporting period. Diluted net income (loss) per share includes additional dilution from stock issuable pursuant to the exercise of outstanding stock options and non-participating unvested restricted stock. Options to purchase common shares with exercise prices that exceeded the market value of the underlying common stock are excluded from the computation of diluted earnings per share. For purposes of the diluted net income (loss) per share calculation, the additional shares issuable upon exercise of stock options are determined using the treasury stock method, which includes as assumed proceeds share-based compensation expense and the tax effect of such compensation.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the first quarter of fiscal year 2010, we retrospectively adopted the guidance for determining whether instruments granted in share-based payment transactions are participating securities and, therefore, should be included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participating rights in undistributed earnings. Our restricted stock awards granted to employees are considered participating securities as they receive rights to non-forfeitable dividends or dividend equivalents at the same rate as common stockholders, thus are included in computing our earnings per share. The effect of this adoption did not alter previously reported basic and diluted loss per share for the three and six months ended April 3, 2009.

A reconciliation of the numerator and denominator used in the net income (loss) per share calculations is presented as follows:

	Three Months Ended		Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
	(Amounts in thousands, except per share data)
Numerator:
Net income (loss)	$38,593	$(19,624)	$55,215	$(33,182)

Denominator:
Denominator for basic net income (loss) per share:
Weighted average shares outstanding	74,407	73,054	74,053	72,885
Effect of dilutive securities:
Stock options	924	—	995	—

Denominator for diluted net income (loss) per share	75,331	73,054	75,048	72,885

Net income (loss) per share - basic	$0.52	$(0.27)	$0.75	$(0.46)
Net income (loss) per share - diluted	$0.51	$(0.27)	$0.74	$(0.46)

For the three and six months ended April 2, 2010, 1.9 million and 1.8 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive. For the three and six months ended April 3, 2009, 4.1 million and 3.9 million potentially dilutive shares, respectively, were excluded from the computation of diluted loss per share as the effect would be anti-dilutive.

Note 6. Accounts Receivable

Accounts receivable consist of the following:

	April 2, 2010	October 2, 2009
	(Amounts in thousands)
Billed receivables	$142,341	$116,754
Allowance for doubtful accounts	(1,110)	(1,752)

Accounts receivable, net	$141,231	$115,002

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Inventories

The components of inventories are as follows:

	April 2, 2010	October 2, 2009
	(Amounts in thousands)
Raw materials and parts	$69,975	$67,853
Work in process	22,436	13,133
Finished goods	35,976	19,778

Total inventories	$128,387	$100,764

Note 8. Accrued Expenses

The components of accrued expenses are as follows:

	April 2, 2010	October 2, 2009
	(Amounts in thousands)
Accrued incentives	$8,140	$3,637
Accrued employee benefits	6,856	5,041
Accrued payroll	5,979	4,725
Accrued retirement benefits	1,414	578
Accrued restructuring costs	223	790
Other	10,298	8,041

Total accrued expenses	$32,910	$22,812

Note 9. Long-Term Accrued Expenses and Other Long-Term Liabilities

There were $73.6 million and $66.3 million in long-term accrued expenses and other long-term liabilities at April 2, 2010 and October 2, 2009, respectively. Included in these amounts were $52.3 million and $47.2 million, respectively, for long-term tax liabilities. In addition, post-employment liabilities, environmental and other costs which are not expected to be expended within the next year are included in long-term accrued expenses and other long-term liabilities. The current portion is recorded within accrued expenses.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product warranty activity for the three and six months ended April 2, 2010 and April 3, 2009 are as follows:

	Three Months Ended		Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Beginning product warranty balance	$4,301	$6,711	$4,226	$8,339
Accruals for warranties issued during the period	2,748	632	4,244	2,515
Adjustments to pre-existing warranties	589	(447)	855	(921)
Fulfillments during the period	(1,491)	(1,965)	(3,178)	(5,002)

Ending product warranty balance	$6,147	$4,931	$6,147	$4,931

	As of
	April 2, 2010	October 2, 2009
	(Amounts in thousands)
Current portion of product warranty	$5,688	$3,943
Long-term portion of product warranty	459	283

Total product warranty liability	$6,147	$4,226

Note 11. Deferred Revenue

The components of deferred revenue are as follows:

	April 2, 2010	October 2, 2009
	(Amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$26,718	$11,417
Extended warranties	5,788	8,507
Maintenance and service contracts	5,034	4,787
Other deferred revenue	707	4,890

Total deferred revenue	$38,247	$29,601

Current portion of deferred revenue	$36,135	$27,098
Long-term portion of deferred revenue	2,112	2,503

Total deferred revenue	$38,247	$29,601

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

We began relocating our European operations in Houten, the Netherlands to Schaffhausen, Switzerland, in the fiscal fourth quarter of 2008. The restructuring charge is comprised primarily of one-time termination benefits, and contract termination expense related to a facility lease. European restructuring activity, which is estimated to cost $2.5 million in total, is now significantly complete. The recognized cost of the European restructuring activity from the date of its commencement to April 2, 2010 is $2.5 million.

Exclusive of cash outlays of $0.7 million related to severance and contract termination costs to exit the Houten facility, there was no significant restructuring activity during the first six months of fiscal year 2010. The following table summarizes the restructuring activity for the first six months of fiscal year 2009.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash outlays related to contract termination costs to exit the Houten facility will continue through fiscal year 2014.

Note 13. Notes Payable

In February 2003, we purchased our previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full. Prepayment would require us to pay a prepayment penalty equal to the greater of two percent of the outstanding principal balance or the excess of the present value of all future loan payments over the outstanding principal balance of the loan. As of April 2, 2010, we also had a standby letter of credit outstanding for $0.5 million as a guarantee for the debt on this facility. The $1.9 million carrying amount of the loan had an estimated fair value of $2.0 million at April 2, 2010. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and our financial condition at April 2, 2010.

Note 14. Commitments, Contingencies and Guarantees

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at our request. The term of the indemnification period is upon the later of (i) ten years after the person has ceased being an officer or director, or (ii) the termination of all pending or threatened actions, suits, proceedings or investigations. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of April 2, 2010.

We enter into indemnification agreements in the normal course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. We believe the estimated fair value of these agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of April 2, 2010.

We also indemnify certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims related to the use of our products and services or resulting from the acts or omissions of us, our employees, officers, authorized agents or subcontractors. We have general and umbrella insurance policies that limit our exposure under these indemnification obligations and guarantees. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of April 2, 2010.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the spin-off of Varian Semiconductor from Varian Associates, Inc., or VAI, Varian Semiconductor’s business was operated as the Semiconductor Equipment Business, or SEB, of VAI. On April 2, 1999, VAI contributed its SEB to Varian Semiconductor, its Instruments Business to Varian, Inc., or VI, and changed its name to Varian Medical Systems, Inc., or VMS. In connection with the spin-off from VAI, Varian Semiconductor, VMS and VI entered into certain agreements which include a Distribution Agreement, an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, and a Transition Services Agreement, (collectively, the Distribution Related Agreements) whereby Varian Semiconductor agreed to indemnify VMS and VI for any costs, liabilities or expenses relating to Varian Semiconductor’s legal proceedings. Under the Distribution Related Agreements, Varian Semiconductor has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS. We believe the estimated fair value of the indemnification agreements is minimal, except as already recorded in our financial statements.

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

We also enter into purchase order commitments in the normal course of business. As of April 2, 2010 we had approximately $73.1 million of purchase order commitments with various suppliers.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Per the estimates provided by VMS, we have accrued $1.0 million in estimated environmental investigation and remediation costs for these sites and facilities as of April 2, 2010. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, we have accrued $4.0 million as of April 2, 2010, which represents future costs discounted at 7%, net of inflation, to cover our portion of these costs. This reserve is in addition to the $1.0 million as of April 2, 2010, as previously described.

As of April 2, 2010, our environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, totaled $4.9 million, of which $0.9 million is classified as current.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate our liability for environmental-related investigation and remediation in light of the liability and financial strength of potentially responsible parties and insurance companies where we believe that we have rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. VMS receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of our past and future environmental-related expenditures. Accordingly, we have recorded a receivable for approximately $1.0 million at each of April 2, 2010 and October 2, 2009 which is included in other assets in our consolidated balance sheets. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has, in the past, paid the claims that VMS has made.

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

Note 15. Comprehensive Income (Loss)

The following table reconciles net income (loss) to comprehensive income (loss), net of tax effect, for the three and six months ended April 2, 2010 and April 3, 2009:

	Three Months Ended		Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Net income (loss)	$38,593	$(19,624)	$55,215	$(33,182)
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedging instruments	572	444	898	(1,695)
Reclassification adjustment for realized loss on cash flow hedging instruments included in net income (loss)	(64)	—	(64)	2,047
Unrealized gain (loss) on investments	254	(148)	264	(164)
Reclassification adjustment for realized (gain) loss on investments included in net income (loss)	70	159	45	509

Comprehensive income (loss)	$39,425	$(19,169)	$56,358	$(32,485)

Note 16. Operating Segments and Geographic Information

We have determined that we operate in one business segment: the manufacturing, marketing and servicing of semiconductor processing equipment for ion implantation systems. Since we operate in one segment, all financial segment information can be found in the consolidated financial statements.

We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenue in the foreseeable future. In the second quarter of fiscal year 2010, revenue from two customers accounted for 28% and 16%, respectively, of our total revenue. In the second quarter of fiscal year 2009, revenue from two customers accounted for 25% and 10%, respectively, of our total revenue. During the first six months of fiscal year 2010, revenue from three customers accounted for 29%, 14% and 10% of our total revenue. During the first six months of fiscal year 2009, revenue from two customers accounted for 29% and 13% of our total revenue.

As of April 2, 2010, two customers represented 34% and 14%, respectively, of our total accounts receivable balance. As of October 2, 2009, two customers accounted for 23% and 21%, respectively, of our total accounts receivable balance.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North America	Europe	Japan	Taiwan	Korea	Singapore	Other	Consolidated
	(Amounts in thousands)
Revenue — Three months ended:
April 2, 2010	$20,254	$7,225	$10,388	$80,310	$43,099	$33,410	$9,271	$203,957
April 3, 2009	$24,935	$8,584	$9,025	$7,422	$7,304	$4,981	$1,503	$63,754

Revenue — Six months ended:
April 2, 2010	$45,172	$16,575	$14,393	$143,379	$64,070	$48,579	$13,057	$345,225
April 3, 2009	$64,851	$20,817	$37,458	$20,737	$16,592	$6,789	$3,951	$171,195

Long-lived assets as of:
April 2, 2010	$65,999	$989	$143	$475	$4,954	$109	$56	$72,725
October 2, 2009	$61,565	$1,056	$150	$430	$5,024	$153	$71	$68,449

Note 17. Income Taxes

Our effective tax rate is based on our expectation of annual earnings from operations in the U.S. and other tax jurisdictions throughout the world.

Our income tax provision was $10.0 million for the first six months of fiscal year 2010 and our income tax rate was 15% for the period, including a discrete net benefit. Discrete net benefits for the first six months of fiscal year 2010 were $1.8 million and primarily relate to the release of reserves for unrecognized tax benefits and tax return adjustments, offset by interest accrued on uncertain tax positions. The discrete income tax net benefit related to these items decreased the tax rate by approximately 3%. The tax rate for the first six months of fiscal year 2010 differed from the statutory tax rate of 35% primarily due to income earned in low tax jurisdictions. For the first six months of fiscal year 2009, we recorded an income tax benefit of $3.9 million. Our income tax rate was 11% which included discrete charges of $0.8 million related to interest accrued on uncertain tax positions and other discrete items. The discrete income tax expense related to these items in the first six months of fiscal year 2009 reduced the effective tax rate by approximately 2%.

The net increase in the reserve for unrecognized tax benefits during the first six months of fiscal year 2010 was $4.8 million for positions taken in the current year. As of April 2, 2010, the total amount of unrecognized tax benefits was $59.8 million, of which $58.0 million would impact the effective tax rate, if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets, relating to state tax credits which are fully offset by a valuation allowance. As of April 2, 2010, the total amount of accrued interest and penalties related to uncertain tax positions was $4.6 million. We will reexamine the tax provision and the effect of estimated unrecognized tax benefits on our financial position at the end of each reporting period. We include interest and penalties related to unrecognized tax benefits within our provision for income taxes.

We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The statute of limitations for our tax filings with federal, state and foreign tax authorities is generally open for fiscal years 2003 through the present. The Internal Revenue Service, or IRS, commenced an examination of fiscal year 2007 in December of 2008. The IRS completed examinations of certain refund claims filed for fiscal years 2002 to 2004 and we filed a protest of the refund claim audit findings with the Appeals Office of the IRS. The IRS audit of fiscal year 2007 is continuing. It is unknown whether agreement on the refund claims or resolution of the IRS audit of fiscal year 2007 will be reached within the next twelve months. The favorable resolution of the claims filed with the Appeals Office could result in a benefit to the tax provision of up to $5.8 million, excluding interest. Based on the status of the IRS audit, it is not possible to estimate the impact of the amount of any changes to our previously recorded uncertain tax positions. It is possible that up to $4.5 million of unrecognized tax positions, excluding interest and penalties, may be recognized within one year as the result of the lapse of statutes of limitations.

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

In January 2010, the FASB issued authoritative guidance which requires enhanced disclosure of activity in Level 3 fair value measurements. This guidance states that the reporting entity should disclose separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3. The guidance for Level 3 fair value measurements disclosures becomes effective for us in the first quarter of fiscal year 2011. We do not expect it to have an impact on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms “believes,” “anticipates,” “expects,” “plans” or similar expressions are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. There are a number of important factors that could cause Varian Semiconductor Equipment Associates, Inc.’s (“Varian Semiconductor,” the “Company,” “we,” “our,” or “us”) actual results to differ materially from those indicated by forward-looking statements made in this report and presented by management from time to time. Some of the important risks and uncertainties that may cause our financial results to differ are described under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 2, 2009, filed with the Securities and Exchange Commission, or SEC, on November 24, 2009.

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

Overview

We are the leading supplier of ion implantation equipment used in the fabrication of semiconductor chips. We design, manufacture, market and service semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the world. The VIISta ion implanter products are designed to leverage single wafer processing technology for the full range of semiconductor implant applications. We have shipped more than 4,100 systems worldwide.

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

Our industry is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. Historically, our business has experienced significant volatility and we believe the semiconductor capital equipment business will continue to be volatile, largely due to fluctuations in the level of investment by logic, foundry and memory manufacturers. Our revenue has historically been derived from a limited number of customers, some of which require financing to continue upgrade and/or expansion plans that require the purchase of our tools. In fiscal year 2009, our business was adversely affected by the global economic downturn. Also, our after-market business was adversely affected as fabs run at lower utilization levels, which required fewer parts, upgrades and services. Revenue increased by over 100% from the first six months of fiscal year 2009 to the first six months of fiscal year 2010, due to an improvement in end-user demand for semiconductor devices.

We believe that our management team has the industry experience to quickly and effectively react to sizing adjustments required by the volatility in the market. At this time, we are adding capacity to satisfy the increase in demand for our equipment. We will continue to closely monitor the industry, and make further capacity adjustments to our business as necessary.

We believe that we have the financial strength and liquidity to continue investing in product development such that we can continue to maintain our leading industry position. As of April 2, 2010, we had $400.4 million in cash, cash equivalents and investments and approximately $1.9 million in debt. Furthermore, we generated approximately $72.2 million in cash from operations during the first six months of fiscal year 2010.

Our business is tied closely to our market share and the total available market for ion implanters. Calendar year 2009 semiconductor capital expenditure reports show that the total available market for ion implanters decreased by approximately 57% versus calendar year 2008.

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

Market Share and Total Available Market. The table below shows our calendar year 2009 and 2008 market share, as reported by Gartner Dataquest in April 2010 and April 2009, respectively. Market share estimates are calculated on a subset of revenue, and information reported by Gartner Dataquest may not be consistent on a company by company basis. The table below also shows the total available market for ion implanter sales in calendar years 2009 and 2008, also reported by Gartner Dataquest in April 2010 and April 2009, respectively. The total available market represents estimated worldwide total revenue for ion implanters sold during each calendar year.

	Market Share Calendar Year		Total Available Market Calendar Year
	2009	2008	2009	2008
			(Amounts in millions)
By market
Medium current	78.0%	41.5%	$96	$281
High current	85.8%	78.1%	159	371
High energy	30.1%	22.8%	51	79
Ultra high dose	100.0%	100.0%	41	67

Overall	77.2%	61.5%	$347	$798

Market share and total available market research data is also published by VLSI Research Inc. In April 2010, VLSI Research Inc. reported that our overall market share was 76.1% and that the total available market was $350.7 million for calendar year 2009. In May 2009, VLSI Research Inc. reported that our overall market share was 65% and that the total available market was $757.8 million for calendar year 2008. Calendar year 2010 market share reports are expected to be released in April 2011.

We estimate our market share on a regular basis. We do so based on extensive information, including our own revenues, competitor orders and other key information such as tool move-ins at the fabs. Our market share estimates are usually closely aligned with those of Gartner Dataquest.

For 2009, Gartner Dataquest reported our medium current market share as 78%, a 36 percentage point increase from 2008, primarily due to sales of our VIISta 900XP medium current tool, which has become the industry standard. We believe that our medium current market share was a little lower and our high energy market share, which was reported as 30%, was a little higher as several of our tools were segmented as medium current that we classify and sell in the high energy market. We continue to hold our leading position in the high current market and in 2009 we increased our share by 8 percentage points to 86%, with the introduction of our VIISTa HCS-XP. In the ultra high-dose market, we have maintained 100% market share due to the success of our plasma doping tool, known as the VIISta PLAD, which is mainly used by memory manufacturers.

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

Critical Accounting Policies and Significant Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a continual basis, we evaluate our estimates, including those related to revenues, inventories, accounts receivable, long-lived assets, income taxes, warranty obligations, deferred revenue, post-retirement benefits, contingencies, stock-based compensation and foreign currencies. We continue to have the same critical accounting policies and estimates as are described under the heading “Critical Accounting Policies and Significant Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 2, 2009, filed with the SEC on November 24, 2009. We operate in a highly cyclical and competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, customer and supplier lead times, and geographic and macroeconomic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also the factors discussed in Item 1A—“Risk Factors” in our 2009 Annual Report on Form 10-K filed with the SEC on November 24, 2009.

Results of Operations

Revenue

The following table sets forth revenue by category for the three and six months ended April 2, 2010 and April 3, 2009:

	Three Months Ended				Six Months Ended
	April 2, 2010	April 3, 2009	Change	Percent Change	April 2, 2010	April 3, 2009	Change	Percent Change
	(Amounts in thousands)				(Amounts in thousands)
Revenue
Product	$191,282	$48,958	$142,324	291%	$318,743	$140,986	$177,757	126%
Service	12,675	14,796	(2,121)	-14%	26,482	30,209	(3,727)	-12%

Revenue	$203,957	$63,754	$140,203	220%	$345,225	$171,195	$174,030	102%

Revenue by territory
Asia Pacific	$176,478	$30,235	$146,243	484%	$283,478	$85,527	$197,951	231%
North America	20,254	24,935	(4,681)	-19%	45,172	64,851	(19,679)	-30%
Europe	7,225	8,584	(1,359)	-16%	16,575	20,817	(4,242)	-20%

Revenue	$203,957	$63,754	$140,203	220%	$345,225	$171,195	$174,030	102%

Product

During the second quarter and the first six months of fiscal year 2010, product revenue was $191.3 million and $318.7 million, respectively, compared to $49.0 million and $141.0 million, respectively, for the same periods a year ago. Overcapacity in the memory market, along with the global credit crisis and the decline in end-user demand for semiconductors, caused our customers to significantly decrease their spending for our products in the first six months of fiscal year 2009. On a unit basis, the number of tools recorded in revenue increased 467% for the second quarter and 167% for the first six months of fiscal year 2010, respectively, compared to the same periods a year ago. This increase was most notable in the medium current market. In addition, revenue from parts and upgrades sales increased 137% for the second quarter and 85% for the first six months of fiscal year 2010, compared to the same periods a year ago, due to higher fab utilization levels at most of our customers.

Service

Service revenue during the second quarter and first six months of fiscal year 2010 was $12.7 million and $26.5 million, respectively, compared to $14.8 million and $30.2 million, respectively, for the same periods a year ago. The decreases in both the second quarter and first six months of fiscal year 2010 are primarily related to decreases in service contract revenue. During fiscal year 2009, many customers cancelled or reduced fixed-priced service contract arrangements, we believe, to reduce fab operating costs during the global economic crisis, which had an impact our on service revenue in the second quarter and first six months of fiscal year 2010.

Revenue by Territory

The Asia Pacific region has historically accounted for a significant percentage of our revenues. The increase in revenue from this region for the second quarter and first six months of fiscal year 2010 as compared to the same periods in fiscal year 2009 is due to increased demand from our foundry customers, who are primarily based in this region. Sales to North American and European customers in the second quarter and first six months of fiscal year 2010 decreased compared to the same periods in fiscal year 2009 due to decreased demand from logic and memory customers. Overall, the most significant driver of change from the first six months of fiscal year 2009 to the first six months of fiscal year 2010 was the increase in foundry business, which we believe was caused by an increase in end-user demand for electronics.

Customers

In the second quarter of fiscal year 2010, revenue from two customers accounted for 28% and 16%, respectively, of our total revenue. In the second quarter of fiscal year 2009, revenue from two customers accounted for 25% and 10%, respectively, of our total revenue. During the first six months of fiscal year 2010, revenue from three customers accounted for 29%, 14% and 10%, respectively, of our total revenue. During the first six months of fiscal year 2009, revenue from two customers accounted for 29% and 13%, respectively, of our total revenue. We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenue in the foreseeable future.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of our product will continue to have a significant impact on the timing and amount of revenue in any given reporting period. See also the factors discussed in Item 1A—“Risk Factors” in our 2009 Annual Report on Form 10-K filed with the SEC on November 24, 2009.

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

	Three Months Ended		Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
By market
Memory	37%	30%	30%	26%
Logic	7%	40%	11%	55%
Foundry	56%	30%	59%	19%

Shipments	100%	100%	100%	100%

Cost of Product Revenue

Our gross margins fluctuate with changes in revenue levels, changes in product mix, and our ability to absorb certain fixed costs. Cost of product revenue was $94.9 million and gross margin was 50% for the second quarter of fiscal year 2010, compared to cost of product revenue of $33.4 million and gross margin of 32% for the second quarter of fiscal year 2009. For the first six months of fiscal year 2010, the cost of product revenue was $158.2 million and gross margin was 50%, compared to cost of product revenue of $91.4 million and gross margin of 35% for the first six months of fiscal year 2009. In the second quarter and first six months of fiscal year 2010, we experienced improved gross margins primarily due to improved factory and field utilization and better leverage of our fixed costs, which increased our gross margins by 12% and 8%, respectively, compared to the same periods a year ago. In addition, charges related to product transitions and reductions in the demand for parts and upgrades resulted in reductions in gross margin of 1% and 1%, respectively, in the second quarter and first six months of fiscal year 2010 as compared to reductions in gross margin for these charges of approximately 2% and 3%, respectively, in the second quarter and first six months of fiscal year 2009.

Cost of Service Revenue

Cost of service revenue was $9.2 million and gross margin was 27% for the second quarter of fiscal year 2010, compared to cost of service revenue of $9.1 million and gross margin of 39% for the second quarter of fiscal year 2009. Cost of service revenue was $18.5 million and gross margin was 30% for the first six months of fiscal year 2010, compared to cost of service revenue of $18.6 million and gross margin of 38% for the first six months of fiscal year 2009. Cost of service revenue primarily consists of service contract costs. Thus, fluctuations in service margins are mainly attributed to the change in service contract margins, which are influenced by contract type and regional mix. The reduction in service contract margins is due to a lower mix of higher-margin contracts.

Research, Development and Engineering

Research, development and engineering expense for the second quarter and first six months of fiscal year 2010 was $24.3 million and $46.1 million, respectively, compared to $19.0 million and $41.1 million, respectively, for the same periods in fiscal year 2009. We continue to maintain our investments in new product development and growth initiatives.

Marketing, General and Administrative

Marketing, general, and administrative expense for the second quarter and first six months of fiscal year 2010 was $32.0 million and $58.1 million, respectively, compared to $24.1 million and $50.9 million, respectively, for the same periods in fiscal year 2009. The increase was primarily due to the reinstatement of variable compensation plans in the first quarter of fiscal year 2010 that were suspended in fiscal year 2009.

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

We began relocating our European operations in Houten, the Netherlands to Schaffhausen, Switzerland, in the fiscal fourth quarter of 2008. The restructuring charge is comprised primarily of one-time termination benefits, and contract termination expense related to a facility lease. European restructuring activity, which is estimated to cost $2.5 million in total, is now significantly complete. The recognized cost of the European restructuring activity from the date of its commencement to April 2, 2010 is $2.5 million.

Exclusive of cash outlays of $0.7 million related to severance and contract termination costs to exit the Houten facility, there was no significant restructuring activity during the first six months of fiscal year 2010. The following table summarizes the restructuring activity for the first six months of fiscal year 2009.

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

Cash outlays related to contract termination costs to exit the Houten facility will continue through fiscal year 2014.

Interest Income and Interest Expense

During the second quarter and first six months of fiscal year 2010, we earned $0.9 million and $1.8 million in net interest income, respectively, compared to $0.8 million and $2.5 million, respectively, for the same periods of fiscal year 2009. The increase in net interest income for the second quarter of fiscal year 2010, as compared to the same period in fiscal year 2009, was due to a decrease in credit line charges, offset by a decrease in interest rates as a result of global economic conditions. The decrease in net interest income for the first six months of fiscal year 2010, as compared to the same period in fiscal year 2009, was due to a decrease in interest rates as a result of global economic conditions.

Other Expense, Net

Other expense, net was $0.5 million and $1.0 million for the second quarter and first six months of fiscal year 2010, respectively, compared to other income, net, of $0.4 million and $0.5 million, respectively, for the same periods of fiscal year 2009. Other (expense) income includes foreign currency exchange gains and losses, which primarily drive fluctuations between comparable periods.

Provision for Income Taxes

Our effective tax rate is based on our expectation of annual earnings from operations in the U.S. and other tax jurisdictions throughout the world.

Our income tax provision was $10.0 million for the first six months of fiscal year 2010 and our income tax rate was 15% for the period, including a discrete net benefit. Discrete net benefits for the first six months of fiscal year 2010 were $1.8 million and primarily relate to the release of reserves for unrecognized tax benefits and tax return adjustments, offset by interest accrued on uncertain tax positions. The discrete income tax net benefit related to these items decreased the tax rate by approximately 3%. The tax rate for the first six months of fiscal year 2010 differed from the statutory tax rate of 35% primarily due to income earned in low tax jurisdictions. For the first six months of 2009, we recorded an income tax benefit of $3.9 million. Our income tax rate was 11% which included discrete charges of $0.8 million related to interest accrued on uncertain tax positions and other discrete items. The discrete income tax expense related to these items in the first six months of fiscal year 2009 reduced the effective tax rate by approximately 2%.

The net increase in the reserve for unrecognized tax benefits during the first six months of fiscal year 2010 was $4.8 million for positions taken in the current year. As of April 2, 2010, the total amount of unrecognized tax benefits was $59.8 million, of which $58.0 million would impact the effective tax rate, if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets, relating to state tax credits which are fully offset by a valuation allowance. As of April 2, 2010, the total amount of accrued interest and penalties related to uncertain tax positions was $4.6 million. We will reexamine the tax provision and the effect of estimated unrecognized tax benefits on our financial position at the end of each reporting period. We include interest and penalties related to unrecognized tax benefits within our provision for income taxes.

We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The statute of limitations for our tax filings with federal, state and foreign tax authorities is generally open for fiscal years 2003 through the present. The Internal Revenue Service, or IRS, commenced an examination of fiscal year 2007 in December of 2008. The IRS completed examinations of certain refund claims filed for fiscal years 2002 to 2004 and we filed a protest of the refund claim audit findings with the Appeals Office of the IRS. The IRS audit of fiscal year 2007 is continuing. It is unknown whether agreement on the refund claims or resolution of the IRS audit of fiscal year 2007 will be reached within the next twelve months. The favorable resolution of the claims filed with the Appeals Office could result in a benefit to the tax provision of up to $5.8 million, excluding interest. Based on the status of the IRS audit, it is not possible to estimate the impact of the amount of any changes to our previously recorded uncertain tax positions. It is possible that up to $4.5 million of unrecognized tax positions, excluding interest and penalties, may be recognized within one year as the result of the lapse of statutes of limitations.

Net Income (Loss)

As a result of the foregoing factors, in the second quarter and first six months of fiscal year 2010, we recorded net income of $38.6 million and $55.2 million, respectively, compared to a net loss of $19.6 million and $33.2 million, respectively, for the same periods of fiscal year 2009. In the second quarter and first six months of fiscal year 2010, net income per diluted share was $0.51 and $0.74, respectively, compared to net loss per diluted share of $0.27 and $0.46, respectively, for the same periods of fiscal year 2009.

Liquidity and Capital Resources

Cash from operations was $72.2 million during the first six months of fiscal year 2010, compared to $32.2 million during the first six months of fiscal year 2009. The primary sources of cash from operations in the first six months of fiscal year 2010 were net income of $55.2 million, an increase in accounts payable of $26.5 million and an increase in accrued expenses of $19.6 million mainly due to an increase in our long-term tax liabilities and the reinstatement of variable compensation plans, which were suspended in fiscal year 2009 due to the economic downturn. Partially offsetting these increases were an increase in inventory of $34.2 million due to increased customer demand for tools, parts and upgrades and an increase in accounts receivable, net of $26.8 million which is in line with our increased business volume and revenue growth. Cash from operations in the first six months of fiscal year 2009 was mainly due to reductions in accounts receivables, net of $52.6 million and inventory of $36.7 million; partially offset by a net loss of $33.2 million and decreases of $14.2 million in accounts payable, $13.8 million in accrued expenses and $11.2 million in deferred revenue.

Cash used in investing activities was $34.7 million during the first six months of fiscal year 2010, compared to $22.7 million generated in the first six months of fiscal year 2009. In the first six months of fiscal year 2010, we purchased $70.1 million of investments and $5.6 million of property, plant and equipment; partially offset by proceeds from maturities and sales of investments of $40.9 million. An increase in cash generated by operations contributed to the increased purchase of investments during the first six months of fiscal year 2010. In the first six months of fiscal year 2009, we received proceeds from sales and maturities of investments of $43.4 million, partially offset by $16.2 million of cash used for the purchase of investments and $4.5 million of cash used for the purchases of property, plant and equipment.

During the first six months of fiscal year 2010, we generated $12.3 million of cash from financing activities, primarily due to $10.9 million of cash received from the issuance of common stock upon the exercise of stock options. During the first six months of fiscal year 2009, we generated $4.4 million of cash from financing activities, primarily from $4.3 million of cash received from the issuance of common stock upon the exercise of stock options.

In October 2004, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock on the open market, subject to the discretion of management. Subsequently, the Board of Directors voted on increases to the amount of funds that may be expended in repurchasing our common stock to a total of $800.0 million. The program does not have a fixed expiration date. As of April 2, 2010, $85.6 million remained available for repurchases under the existing repurchase authorization. Our stock repurchase plan is influenced by our growth and investment plans, stage in the industry cycle, attractiveness of share price, and liquidity needs.

Our liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. We believe that cash, cash equivalents and investments of $400.4 million at April 2, 2010 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments, environmental contingencies and cash requirements through at least the next twelve months.

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

Contractual Obligations

Under GAAP, some obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. We have various contractual obligations impacting our liquidity. The following table summarizes our future payments under contractual obligations as of April 2, 2010:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Other
	(Amounts in thousands)
Long-term debt and interest expense	$2,158	$784	$1,374	$—	$—	$—
Operating lease obligations	3,004	1,646	1,071	287	—	—
Purchase obligations (a)	73,079	73,074	5	—	—	—
Non-current income tax payable (b)	52,297	—	—	—	—	52,297
Other long-term liabilities (c)	21,870	597	3,396	630	2,601	14,646

Total contractual cash obligations	$152,408	$76,101	$5,846	$917	$2,601	$66,943

(a)	Purchase obligations represent agreements to purchase materials or other goods.
(b)	Represents the non-current tax payable obligation pursuant to the authoritative guidance for accounting for uncertainty in income taxes. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and therefore included this amount in the column marked “Other”.
(c)	Included in other long-term liabilities are liabilities for post-employment and post-retirement benefits, deferred compensation, warranty provision, environmental reserve and other obligations. For certain long-term obligations we are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we include these amounts in the column marked “Other”.

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc., or VAI, now known as Varian Medical Systems, Inc., or VMS. See Note 14. Commitments, Contingencies and Guarantees in the accompanying notes to the unaudited interim consolidated financial statements. During the first six months of fiscal years 2010 and 2009, we were charged $0.5 million and $0.4 million, respectively, by VMS in settlement of these obligations.

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

In January 2010, the FASB issued authoritative guidance which requires enhanced disclosure of activity in Level 3 fair value measurements. This guidance states that the reporting entity should disclose separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3. The guidance for Level 3 fair value measurements disclosures becomes effective for us in the first quarter of fiscal year 2011. We do not expect it to have an impact on our consolidated financial statements.

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

The table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the estimated fair value of our contracts outstanding as of April 2, 2010 and October 2, 2009.

	April 2, 2010			October 2, 2009
	Notional Value	Contract Rate	Estimated Fair Value - Gain (Loss)	Notional Value	Contract Rate	Estimated Fair Value - Gain (Loss)
	(Dollars in thousands)
Foreign currency purchase contracts:
Japanese Yen	$5,950	90.60	$(5)	$—	—	$—
Singapore Dollar	1,966	1.40	2	1,460	1.43	24
Korean Won	2,317	1,126.28	(3)	6,289	1,182.13	15
New Taiwan Dollar	810	31.70	(2)	—	—	—
Euro	1,404	1.36	(3)	1,143	1.43	23

Total foreign currency purchase contracts	$12,447		$(11)	$8,892		$62

Foreign currency sell contracts:
Japanese Yen	$35,384	89.43	$1,547	$17,946	92.00	$(445)
Korean Won	13,722	1,127.65	(258)	13,318	1,250.50	(806)
Israeli Shekel	1,116	3.79	(28)	1,053	3.80	(7)
New Taiwan Dollar	858	32.16	(10)	640	32.70	(11)

Total foreign currency sell contracts	$51,080		$1,251	$32,957		$(1,269)

Total contracts	$63,527		$1,240	$41,849		$(1,207)

Interest Rate Risk

Although payments under certain of our overseas borrowing facilities are tied to market indices, we are not exposed to material interest rate risk from these borrowing facilities. We have no material cash flow exposure due to rate changes for cash equivalents and short-term investments. We do not believe that a 1% change in interest rates would have a material impact on the fair value of our investment portfolio or our interest income. We maintain cash investments primarily in U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at April 2, 2010 and October 2, 2009 were $173.5 million and $164.5 million, respectively. At April 2, 2010 and October 2, 2009, our short-term investments were $50.8 million and $44.0 million, respectively, and consisted primarily of corporate bonds and government agency and U.S. Treasury securities with ratings of AA or better. At April 2, 2010 and October 2, 2009, our long-term investments were $108.5 million and $86.4 million, respectively, and consisted primarily of U.S. Treasury, government agency, and corporate bonds with ratings of AA or better.

Commodity Price Risk

We are not exposed to material commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of Varian Semiconductor, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of April 2, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of April 2, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 2, 2010 that has materially affected, or is reasonably likely to materially affect, Varian Semiconductor’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required by this Item is provided in “Note 14. Commitments, Contingencies and Guarantees” to the unaudited interim consolidated financial statements under Part I, Item 1 and is incorporated herein by reference.

ITEM 1A.	Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2009 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of April 2, 2010, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009, filed with the SEC on November 24, 2009, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on February 8, 2010, stockholders elected each of the director nominees and ratified the selection of our independent registered public accounting firm.

The following items were submitted to a vote of the stockholders at the 2010 Annual Meeting: (1) the election of two Class II Directors for a three-year term and (2) the ratification of PricewaterhouseCoopers LLP as Varian Semiconductor’s independent registered public accounting firm for the fiscal year ending October 1, 2010. The number of shares of common stock eligible to vote as of the record date of December 10, 2009 was 73,920,163 shares. Set forth below is the number of votes cast for, against, or withheld, and the number of abstentions and broker non-votes.

Proposal 1 – To elect two Class II Directors for a three-year term.

	For	Against	Withheld	Non-Votes
Xun (Eric) Chen	59,102,848	0	4,841,290	4,710,502
Dennis G. Schmal	62,508,366	0	1,435,772	4,710,502

Each of the following directors who were not up for reelection at the Annual Meeting of Shareholders continues to serve as a director following the Annual Meeting of Shareholders: Messrs. Aurelio and Dickerson, and Drs. Dutton and Tsai.

Proposal 2 – To ratify the selection of PricewaterhouseCoopers LLP as Varian Semiconductor’s independent registered public accounting firm for the fiscal year ending October 1, 2010.

For	Against	Abstain	Non-Votes
66,033,011	2,595,775	25,854	0

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 10, 2010