Form 10-Q
period 2010-07-02
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2010-08-09
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

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

Shares of common stock outstanding at July 30, 2010: 74,811,296.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

	July 2,	October 2,
	2010	2009
	(unaudited)
	(Amounts in thousands,
	except share data)
ASSETS
Current assets
Cash and cash equivalents	$231,199	$192,148
Short-term investments	44,306	44,043
Accounts receivable, net	180,128	115,002
Inventories	158,709	100,764
Deferred income taxes	18,055	19,601
Other current assets	21,005	22,188

Total current assets	653,402	493,746

Long-term investments	115,206	86,439
Property, plant and equipment, net	69,529	65,785
Goodwill	12,280	12,280
Long-term deferred income taxes	6,937	5,325
Other assets	2,724	2,664

Total assets	$860,078	$666,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$653	$610
Accounts payable	45,258	26,449
Accrued expenses	39,549	22,812
Income taxes payable	3,009	1,820
Product warranty	7,312	3,943
Deferred revenue	34,800	27,098

Total current liabilities	130,581	82,732

Long-term accrued expenses and other long-term liabilities	78,086	66,285
Long-term debt	1,097	1,592

Total liabilities	209,764	150,609

Commitments, contingencies and guarantees (Note 14)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 95,691,040 shares issued and 73,975,210 shares outstanding at July 2, 2010; 94,519,926 shares issued and 72,804,096 shares outstanding at October 2, 2009	957	945
Capital in excess of par value	648,142	612,930
Less: Cost of 21,715,830 shares of common stock held in treasury	(714,877)	(714,877)
Retained earnings	716,434	616,051
Accumulated other comprehensive (loss) income	(342)	581

Total stockholders’ equity	650,314	515,630

Total liabilities and stockholders’ equity	$860,078	$666,239

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
	(Unaudited)
	(Amounts in thousands, except per share data)

Revenue
Product	$209,919	$62,695	$528,662	$203,681
Service	17,810	10,683	44,292	40,892

Total revenue	227,729	73,378	572,954	244,573

Cost of revenue
Product	104,717	37,798	262,925	129,242
Service	11,398	7,419	29,888	26,006

Total cost of revenue	116,115	45,217	292,813	155,248

Gross profit	111,614	28,161	280,141	89,325

Operating expenses
Research, development and engineering	25,782	19,104	71,856	60,174
Marketing, general and administrative	31,229	22,150	89,282	73,000
Restructuring	380	672	380	8,972

Total operating expenses	57,391	41,926	161,518	142,146

Operating income (loss)	54,223	(13,765)	118,623	(52,821)
Interest income	1,130	1,135	3,020	4,375
Interest expense	(86)	(92)	(209)	(863)
Other expense, net	(98)	(217)	(1,062)	(744)

Income (loss) before income taxes	55,169	(12,939)	120,372	(50,053)
Provision for (benefit from) income taxes	10,001	(484)	19,989	(4,416)

Net income (loss)	$45,168	$(12,455)	$100,383	$(45,637)

Weighted average shares outstanding - basic	74,680	73,177	74,262	72,982
Weighted average shares outstanding - diluted	75,590	73,177	75,237	72,982
Net income (loss) per share - basic	$0.60	$(0.17)	$1.35	$(0.63)
Net income (loss) per share - diluted	$0.60	$(0.17)	$1.33	$(0.63)

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 2, 2010	July 3, 2009
	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$100,383	$(45,637)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,876	11,802
Amortization of investment premiums	1,234	450
Deferred income taxes	(66)	(2,212)
Stock-based compensation	16,960	17,177
Tax benefit (charge) from stock-based compensation	3,092	(125)
Excess tax benefits from stock-based compensation	(2,435)	(449)
Changes in assets and liabilities:
Accounts receivable, net	(65,723)	30,919
Inventories	(65,005)	55,479
Other current assets	1,183	1,755
Accounts payable	18,797	(16,173)
Accrued expenses	26,978	(17,817)
Product warranty	3,622	(4,227)
Deferred revenue	9,715	(15,736)
Other	296	1,161

Net cash provided by operating activities	60,907	16,367

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,832)	(6,116)
Proceeds from sales of investments	13,332	5,870
Proceeds from maturities of investments	57,926	52,824
Purchases of investments	(101,345)	(34,577)

Net cash (used in) provided by investing activities	(38,919)	18,001

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of options and issuance of stock under the employee stock purchase plan	15,172	4,977
Excess tax benefits from stock-based compensation	2,435	449
Repayment of long-term debt	(452)	(414)

Net cash provided by financing activities	17,155	5,012

Effects of exchange rates on cash	(92)	(1,418)

Net increase in cash and cash equivalents	39,051	37,962
Cash and cash equivalents at beginning of period	192,148	139,679

Cash and cash equivalents at end of period	$231,199	$177,641

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Overview

Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor,” the “Company,” “we,” “our,” or “us”) designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits to customers located both in the United States, or U.S., and in international markets.

The accompanying unaudited interim consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the U.S., or GAAP, for interim financial information and pursuant to the instruction to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Annual Report on Form 10-K filed by us with the SEC on November 24, 2009 for fiscal year 2009. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three and nine months ended July 2, 2010 are not necessarily indicative of the results to be expected for a full year or for any other period.

All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revisions

During the quarter ended October 2, 2009, we identified certain instances dating back to fiscal year 1999 in which deferred income taxes and long-term tax liabilities were not properly recorded in our financial statements. These adjustments individually and in the aggregate were not material to our financial statements for any of the periods impacted. We have revised our historical financial statements to properly reflect these adjustments.

For both the three and nine months ended July 2, 2009, we recorded adjustments to increase deferred tax assets or reduce long-term tax liabilities and decrease income tax expense, resulting in a reduction in net loss of $1.8 million.

Revenue Recognition

Product revenue includes established products, new products, upgrades and spare parts.

We recognize revenue from product sales upon shipment, provided that title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectability is reasonably assured and there are no uncertainties regarding customer acceptance. Our transactions frequently include the sale of systems and services under multiple element arrangements.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In October 2009, the Financial Accounting Standards Board, or FASB, issued new accounting guidance for revenue recognition for multiple element arrangements. The new accounting guidance is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We adopted the new accounting guidance in the third quarter of fiscal year 2010. In accordance with the new guidance, we applied the adoption prospectively from the beginning of fiscal year 2010. There was no significant impact on our financial position, results of operations or cash flows upon implementation and we do not expect the adoption of this guidance to have a material impact on our future reporting periods based on our current practices. The new accounting guidance impacts the determination of when the individual elements included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the separately identified elements by requiring the use of the relative selling price method and no longer permitting the use of the residual method to allocate arrangement consideration. Additionally, the new accounting guidance modifies the fair value requirements by allowing the use of estimated selling prices, or ESP, of elements if the entity does not have vendor-specific objective evidence, or VSOE, or third-party evidence, or TPE, of a selling price. A selling price hierarchy must be followed in which an entity must first determine that it does not have VSOE or TPE before using ESP to allocate revenue to the elements in an arrangement.

For transactions that originated through October 2, 2009 and were not materially modified after that date, revenue was allocated to systems on a residual method basis. Under this method, the total value of the arrangement was allocated first to the undelivered elements based on their fair values, with the remainder being allocated to systems revenue. For transactions that originated or were materially modified after October 2, 2009, we use the relative selling price method. The total consideration for an arrangement is allocated among the separate elements in the arrangement based on relative selling price as determined using the selling price hierarchy. We regularly review the method used to determine our relative selling price and update any estimates accordingly.

In October 2009, the FASB issued new accounting guidance for certain revenue arrangements that include software elements. The new accounting guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The new accounting guidance is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted, and must be adopted in the same period as the new accounting guidance for revenue recognition for multiple element arrangements. Accordingly, we adopted the new accounting guidance in the third quarter of fiscal year 2010. The adoption of this new guidance had no impact on our financial position, results of operations or cash flows.

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been billed per contractual terms but have not been recognized as revenue. We also defer the fair value of extended warranties bundled with equipment sales as deferred revenue. Deferred revenue for extended warranties is recognized ratably over the applicable warranty term, which generally is from 13 to 24 months from the date the customer accepts the products.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Evaluation Tools

We periodically supply evaluation tools to potential new customers, usually for a period of six months to one year. While the tool is at the customer’s semiconductor manufacturing factory, or fab, we work closely with the customer on complex processes to qualify the tool for that particular customer’s requirements. Until it is determined that a sale is probable, qualification costs are included in marketing, general and administrative expenses in the period incurred and we amortize the carrying value of the evaluation tool ratably over a period of typically four years. These costs are recorded as marketing, general and administrative expenses and the carrying value of the evaluation tool is included in inventory. Once it is determined a sale is probable, future qualification costs are added to the carrying value of the tool and the amortization of the carrying value is terminated. Customer evaluations are often successful and upon fulfillment of all four revenue recognition criteria, we recognize the revenue from the evaluation tool and remaining tool cost through revenue and cost of product revenue, respectively.

Note 2. Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Balance at July 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash equivalents	$184,263	$184,263	$—	$—
Short-term and long-term investments
U.S. Treasury and agency securities	41,557	—	41,557	—
Corporate bonds	111,174	—	111,174	—
Municipal bonds	504	—	504	—
Equity securities	4,593	4,593	—	—

Total assets at fair value	$342,091	$188,856	$153,235	$—

Deferred compensation	$4,593	$4,593	$—	$—
Derivative liabilities	$1,501	$1,501

Total liabilities at fair value	$6,094	$6,094	$—	$—

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at October 2, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash equivalents	$164,511	$164,511	$—	$—
Short-term and long-term investments
U.S. Treasury and agency securities	35,730	—	35,730	—
Corporate bonds	83,583	—	83,583	—
Municipal bonds	4,634	—	4,634	—
Equity securities	5,435	5,435	—	—

Total assets at fair value	$293,893	$169,946	$123,947	$—

Deferred compensation	$5,435	$5,435	$—	$—
Derivative liabilities	1,207	1,207	—	—

Total liabilities at fair value	$6,642	$6,642	$—	$—

Non-Marketable Equity Investments

At July 2, 2010 and October 2, 2009, the portfolio of financial assets excludes $1.7 million and $1.1 million, respectively, of minority equity investments in four private companies which are accounted for under the cost method and are outside the scope of the accounting standard for fair value measurements. These equity investments are included in long-term investments on our consolidated balance sheets.

Note 3. Stock-Based Compensation

Stock-based compensation cost is measured at grant date and is based on the fair value of the award. The straight-line method is applied to all grants with service conditions, while the graded vesting method is applied to all grants with both service and performance conditions.

The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the vesting period of the award. The effect of recording stock-based compensation for the third quarter and first nine months of fiscal years 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
	(Amounts in thousands)
Effect of stock-based compensation on income by line item:
Cost of product revenue	$243	$199	$699	$760
Cost of service revenue	185	176	539	629
Research, development and engineering expense	1,178	1,125	3,554	3,595
Marketing, general and administrative expense	3,708	3,744	12,168	12,193
Provision for income taxes	(872)	—	(2,982)	—

Total cost related to stock-based compensation	$4,442	$5,244	$13,978	$17,177

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	July 2, 2010	July 3, 2009
Expected life (in years)	3.7	3.7
Expected volatility	51.3%	50.6%
Risk-free interest rate	1.7%	1.8%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$12.24	$6.84

The following table summarizes stock option, restricted stock and restricted stock unit activity as of and for the first nine months of fiscal year 2010:

	Stock Option Activity				Unvested Restricted Stock Award Activity		Unvested Restricted Stock Unit Activity
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
			(In years)	(In thousands)
Outstanding at fiscal year end 2009	6,023,102	$23.33			624,940	$25.39	55,064	$24.53
Granted	503,650	31.26			525,274	33.59	16,410	30.46
Exercised	(842,530)	18.01
Restricted stock vested					(296,750)	24.68	(31,834)	29.04
Forfeited/expired/cancelled	(41,037)	19.82			(23,376)	29.45	—	—

Outstanding at July 2, 2010	5,643,185	$24.86	3.9	$35,412	830,088	$30.72	39,640	$23.36

Options vested and expected to vest at July 2, 2010	5,606,999	$24.84	3.9	$35,282
Options exercisable at July 2, 2010	3,568,122	$23.19	3.0	$27,154

As of July 2, 2010, there were a total of 4,511,755 shares reserved for issuance under the 2006 Stock Incentive Plan. The aggregate intrinsic value is based on our closing stock price of $28.06 on July 2, 2010, and represents the amounts that would have been received by the option holders had all option holders exercised their options as of that date. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price.

As of July 2, 2010, the unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock was $17.9 million and $21.6 million, respectively. These amounts will be recognized over an estimated weighted average amortization period of 2.4 years and 3.0 years, respectively.

The total intrinsic value of options exercised during the three and nine month periods ended July 2, 2010, was $3.2 million and $11.9 million, respectively. The total intrinsic value of options exercised during the three and nine month periods ended July 3, 2009, was $0.4 million and $2.3 million, respectively.

The total fair value of restricted stock grants that vested during the three and nine month periods ended July 2, 2010, was $2.9 million and $10.2 million, respectively. The total fair value of restricted stock grants that vested during the three and nine month periods ended July 3, 2009, was $2.5 million and $6.6 million, respectively.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

Our employees who elect to participate in the Employee Stock Purchase Plan, or ESPP, are able to purchase common stock at the lower of 85% of the fair market value of our common stock on the first or last day of the applicable offering period. Typically, each offering period lasts six months. On November 24, 2008, we decided to suspend enrollment and participation in the ESPP as of January 1, 2009. Management is evaluating lifting the suspension. As of July 2, 2010, there were a total of 828,266 shares of common stock reserved for issuance under the ESPP. The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	July 2, 2010	July 3, 2009
Expected life (in years)	—	0.5
Expected volatility	0.0%	49.0%
Risk-free interest rate	0.0%	2.1%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$—	$10.44

Note 4. Cash, Cash Equivalents and Investments

We consider currency on hand, demand deposits, and all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at July 2, 2010 and October 2, 2009 were $184.3 million and $164.5 million, respectively.

Investments consist primarily of U.S. Treasury and government agency securities and corporate bonds with ratings of AA or better. All investments have been classified as available-for-sale and are carried at fair value. Investments with contractual maturities greater than one year from the date of acquisition have been classified as long-term.

Net realized losses on investments were $0.1 million and $0.2 million, respectively, for the three and nine months ended July 2, 2010 and less than $0.1 million and $0.6 million, respectively, for the three and nine months ended July 3, 2009. As of July 2, 2010 and October 2, 2009, net unrealized gains on investments of $1.3 million and $0.9 million, respectively, were recorded as accumulated other comprehensive income.

We determined that the unrealized losses at July 2, 2010, as aggregated by security type in the table below, are temporary. This assessment is based upon the nature of the investments and the causes of the unrealized losses. The investments are in corporate bonds and U.S. Treasury and agency securities, as stated in the investment policy. The unrealized losses relate to the decline in fair value due to differences between the securities’ interest rates at acquisition and current interest rates and the decline in credit worthiness of certain debtors.

Unrealized losses on investments as of July 2, 2010 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows:

	In Loss Position for Less than 12 Months		In Loss Position for 12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Amounts in thousands)
U.S. Treasury and agency securities	$3,000	$(2)	$—	$—	$3,000	$(2)
Corporate Bonds	26,315	(106)	7,571	(82)	33,886	(188)
Other	—	—	4,593	(117)	4,593	(117)

Total	$29,315	$(108)	$12,164	$(199)	$41,479	$(307)

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments by security type at July 2, 2010 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
U.S. Treasury and agency securities	$41,087	$472	$(2)	$41,557
Corporate Bonds	110,272	1,090	(188)	111,174
Municipal Bonds	502	2	—	504
Other	6,394	—	(117)	6,277

Total	$158,255	$1,564	$(307)	$159,512

Investments by security type at October 2, 2009 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
U.S. Treasury and agency securities	$35,433	$298	$(1)	$35,730
Corporate bonds	82,868	1,048	(333)	83,583
Municipal bonds	4,598	36	—	4,634
Other	6,663	—	(128)	6,535

Total	$129,562	$1,382	$(462)	$130,482

The investment maturities are as follows:

	Estimated Fair Value
	July 2, 2010	October 2, 2009
	(Amounts in thousands)
Maturing within 1 year	$44,306	$44,043
Maturing between 1 year and 5 years	115,206	86,439

Total	$159,512	$130,482

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

In the first quarter of fiscal year 2010, we retrospectively adopted the guidance for determining whether instruments granted in share-based payment transactions are participating securities and, therefore, should be included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participating rights in

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

undistributed earnings. Our restricted stock awards granted to employees are considered participating securities as they receive rights to non-forfeitable dividends or dividend equivalents at the same rate as common stockholders, thus are included in computing our earnings per share. The effect of this adoption did not alter previously reported basic and diluted loss per share for the three and nine months ended July 3, 2009.

A reconciliation of the numerator and denominator used in the net income (loss) per share calculations is presented as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
	(Amounts in thousands, except per share data)
Numerator:
Net income (loss)	$45,168	$(12,455)	$100,383	$(45,637)

Denominator:
Denominator for basic net income (loss) per share:
Weighted average shares outstanding	74,680	73,177	74,262	72,982
Effect of dilutive securities:
Stock options	910	—	975	—

Denominator for diluted net income (loss) per share	75,590	73,177	75,237	72,982

Net income (loss) per share - basic	$0.60	$(0.17)	$1.35	$(0.63)
Net income (loss) per share - diluted	$0.60	$(0.17)	$1.33	$(0.63)

For the three and nine months ended July 2, 2010, 2.0 million and 1.9 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive. For the three and nine months ended July 3, 2009, 3.2 million and 3.9 million potentially dilutive shares, respectively, were excluded from the computation of diluted loss per share as the effect would be anti-dilutive.

Note 6. Accounts Receivable

Accounts receivable consist of the following:

	July 2, 2010	October 2, 2009
	(Amounts in thousands)
Billed receivables	$181,219	$116,754
Allowance for doubtful accounts	(1,091)	(1,752)

Accounts receivable, net	$180,128	$115,002

Note 7. Inventories

The components of inventories are as follows:

	July 2, 2010	October 2, 2009
	(Amounts in thousands)
Raw materials and parts	$77,914	$67,853
Work in process	26,034	13,133
Finished goods	54,761	19,778

Total inventories	$158,709	$100,764

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Accrued Expenses

The components of accrued expenses are as follows:

	July 2,	October 2,
	2010	2009
	(Amounts in thousands)
Accrued incentives	$12,864	$3,637
Accrued employee benefits	7,667	5,041
Accrued payroll	4,343	4,725
Accrued retirement benefits	2,656	578
Accrued restructuring costs	580	790
Other	11,439	8,041

Total accrued expenses	$39,549	$22,812

Note 9. Long-Term Accrued Expenses and Other Long-Term Liabilities

There were $78.1 million and $66.3 million in long-term accrued expenses and other long-term liabilities at July 2, 2010 and October 2, 2009, respectively. Included in these amounts were $55.2 million and $47.2 million, respectively, for long-term tax liabilities. In addition, post-employment liabilities, environmental and other costs which are not expected to be expended within the next year are included in long-term accrued expenses and other long-term liabilities. The current portion is recorded within accrued expenses.

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

Product warranty activity for the three and nine months ended July 2, 2010 and July 3, 2009 are as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
	(Amounts in thousands)
Beginning product warranty liability	$6,147	$4,931	$4,226	$8,339
Accruals for warranties issued during the period	3,187	1,195	7,431	3,709
Adjustments to pre-existing warranties	246	(16)	1,102	(936)
Fulfillments during the period	(1,725)	(1,929)	(4,904)	(6,931)

Ending product warranty liability	$7,855	$4,181	$7,855	$4,181

The components of product warranty liability are as follows:

	July 2, 2010	October 2. 2009
	(Amounts in thousands)
Current portion of product warranty	$7,312	$3,943
Long-term portion of product warranty	543	283

Total product warranty liability	$7,855	$4,226

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Deferred Revenue

The components of deferred revenue are as follows:

	July 2, 2010	October 2, 2009
	(Amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$25,309	$11,417
Extended warranties	6,888	8,507
Maintenance and service contracts	5,287	4,787
Other deferred revenue	1,289	4,890

Total deferred revenue	$38,773	$29,601

Current portion of deferred revenue	$34,800	$27,098
Long-term portion of deferred revenue	3,973	2,503

Total deferred revenue	$38,773	$29,601

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

We began relocating our European operations in Houten, the Netherlands to Schaffhausen, Switzerland, in the fiscal fourth quarter of 2008. The restructuring charge is comprised primarily of one-time termination benefits, and contract termination expense related to a facility lease. European restructuring activity, which is estimated to cost $2.5 million in total, is now significantly complete. The recognized cost of the European restructuring activity from the date of its commencement to July 2, 2010 is $2.5 million.

Exclusive of cash outlays of $0.7 million related to severance and contract termination costs to exit the Houten facility, there was no significant restructuring activity during the first nine months of fiscal year 2010. The following table summarizes the restructuring activity for the first nine months of fiscal year 2009.

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

Note 13. Notes Payable

In February 2003, we purchased our previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The loan may be prepaid in full. Prepayment would require us to pay a prepayment penalty equal to the greater of two percent of the outstanding principal balance or the excess of the present value of all future loan payments over the outstanding principal balance of the loan. As of July 2, 2010, we also had a standby letter of credit outstanding for $0.5 million as a guarantee for the debt on this facility. The $1.8 million carrying amount of the loan had an estimated fair value of $1.9 million at July 2, 2010. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and our financial condition at July 2, 2010.

Note 14. Commitments, Contingencies and Guarantees

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at our request. The term of the indemnification period is upon the later of (i) ten years after the person has ceased being an officer or director, or (ii) the termination of all pending or threatened actions, suits, proceedings or investigations. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of July 2, 2010.

We enter into indemnification agreements in the normal course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. We generally seek to limit liability for such indemnity to an amount not to exceed the sales price of the products subject to the indemnification obligations. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. Based on information available, we believe the estimated fair value of these agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of July 2, 2010.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also indemnify certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims related to the use of our products and services or resulting from the acts or omissions of us, our employees, officers, authorized agents or subcontractors. We have general and umbrella insurance policies that limit our exposure under these indemnification obligations and guarantees. As a result of our insurance policy coverage and based on information available, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of July 2, 2010.

Prior to the spin-off of Varian Semiconductor from Varian Associates, Inc., or VAI, Varian Semiconductor’s business was operated as the Semiconductor Equipment Business, or SEB, of VAI. On April 2, 1999, VAI contributed its SEB to Varian Semiconductor, its Instruments Business to Varian, Inc., or VI, and changed its name to Varian Medical Systems, Inc., or VMS. In May 2010, VI became a wholly owned subsidiary of Agilent Technologies, Inc. In connection with the spin-off from VAI, Varian Semiconductor, VMS and VI entered into certain agreements which include a Distribution Agreement, an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, and a Transition Services Agreement, (collectively, the Distribution Related Agreements) whereby Varian Semiconductor agreed to indemnify VMS and VI for any costs, liabilities or expenses relating to Varian Semiconductor’s legal proceedings. Under the Distribution Related Agreements, Varian Semiconductor has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS. We believe the estimated fair value of the indemnification agreements is minimal, except as already recorded in our financial statements.

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

We also enter into purchase order commitments in the normal course of business. As of July 2, 2010 we had approximately $94.6 million of purchase order commitments with various suppliers.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Per the estimates provided by VMS, we have accrued $1.0 million in estimated environmental investigation and remediation costs for these sites and facilities as of July 2, 2010. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, we have accrued $4.0 million as of July 2, 2010, which represents future costs discounted at 7%, net of inflation, to cover our portion of these costs. This reserve is in addition to the $1.0 million as of July 2, 2010, as previously described.

As of July 2, 2010, our environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, totaled $4.9 million, of which $0.9 million is classified as current.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We evaluate our liability for environmental-related investigation and remediation in light of the liability and financial strength of potentially responsible parties and insurance companies where we believe that we have rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. VMS receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of our past and future environmental-related expenditures. Accordingly, we have recorded a receivable for approximately $1.0 million at each of July 2, 2010 and October 2, 2009 which is included in other assets in our consolidated balance sheets. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has, in the past, paid the claims that VMS has made.

Legal Proceedings

We are currently a party to legal disputes. While we believe we have meritorious claims and/or defenses with respect to each dispute, the outcome is not determinable. Management believes that the ultimate outcome of these disputes, individually and in the aggregate, will not have a material adverse effect on our financial condition or results of our operations.

Note 15. Comprehensive Income (Loss)

The following table reconciles net income (loss) to comprehensive income (loss), net of tax effect, for the three and nine months ended July 2, 2010 and July 3, 2009:

	Three Months Ended		Nine Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
	(Amounts in thousands)
Net income (loss)	$45,168	$(12,455)	$100,383	$(45,637)
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedging instruments	(1,763)	(208)	(865)	(1,395)
Reclassification adjustment for realized loss on cash flow hedging instruments included in net income (loss)	(209)	(312)	(273)	1,225
Unrealized gain (loss) on investments	(209)	1,903	55	1,588
Reclassification adjustment for realized (gain) loss on investments included in net income (loss)	115	12	160	534

Comprehensive income (loss)	$43,102	$(11,060)	$99,460	$(43,685)

Note 16. Operating Segments and Geographic Information

We have determined that we operate in one business segment: the manufacturing, marketing and servicing of semiconductor processing equipment for ion implantation systems. Since we operate in one segment, all financial segment information can be found in the consolidated financial statements.

We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenue in the foreseeable future. In the third quarter of fiscal year 2010, revenue from two customers accounted for 24% and 14%,

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, of our total revenue. In the third quarter of fiscal year 2009, revenue from two customers accounted for 24% and 13%, respectively, of our total revenue. During the first nine months of fiscal year 2010, revenue from two customers accounted for 27% and 14% of our total revenue. During the first nine months of fiscal year 2009, revenue from two customers accounted for 25% and 10% of our total revenue.

As of July 2, 2010, one customer represented 21% of our total accounts receivable balance. As of October 2, 2009, two customers accounted for 23% and 21%, respectively, of our total accounts receivable balance.

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North America	Europe	Japan	Taiwan	Korea	Singapore	China	Other	Consolidated
	(Amounts in thousands)
Revenue – Three months ended:
July 2, 2010	$32,700	$13,713	$15,564	$67,933	$40,423	$27,951	$25,817	$3,628	$227,729
July 3, 2009	$15,588	$5,874	$7,366	$29,973	$3,740	$8,654	$1,643	$540	$73,378

Revenue – Nine months ended:
July 2, 2010	$77,872	$30,288	$29,957	$211,312	$104,493	$76,530	$36,832	$5,670	$572,954
July 3, 2009	$80,439	$26,691	$44,824	$50,710	$20,332	$15,443	$4,385	$1,749	$244,573

Long-lived assets as of:
July 2, 2010	$65,560	$1,187	$127	$461	$4,794	$99	$22	$3	$72,253
October 2, 2009	$61,565	$1,056	$150	$430	$5,024	$153	$33	$38	$68,449

Note 17. Income Taxes

Our effective tax rate is based on our expectation of annual earnings from operations in the U.S. and other tax jurisdictions throughout the world.

Our income tax provision was $20.0 million for the first nine months of fiscal year 2010 and our income tax rate was 17% for the period, including a discrete net benefit. Discrete net benefits for the first nine months of fiscal year 2010 were $1.2 million and primarily relate to the release of reserves for unrecognized tax benefits and tax return adjustments, offset by interest accrued on uncertain tax positions. The discrete income tax net benefit related to these items decreased the tax rate by approximately 1%. The tax rate for the first nine months of fiscal year 2010 differed from the statutory tax rate of 35% primarily due to income earned in low tax jurisdictions. For the first nine months of fiscal year 2009, we recorded an income tax benefit of $4.4 million. Our income tax rate was 9% which included discrete charges of $1.5 million primarily related to interest accrued on uncertain tax positions and tax return adjustments. The discrete income tax expense related to these items in the first nine months of fiscal year 2009 decreased the effective tax rate by approximately 3%.

The net increase in the reserve for unrecognized tax benefits during the first nine months of fiscal year 2010 was $7.5 million for positions taken in the current year. As of July 2, 2010, the total amount of unrecognized tax benefits was $62.5 million, of which $60.9 million would impact the effective tax rate, if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets, relating to state tax credits which are fully offset by a valuation allowance. As of July 2, 2010, the total amount of accrued interest and penalties related to uncertain tax positions was $4.9 million. We will re-examine the tax provision and the effect of estimated unrecognized tax benefits on our financial position at the end of each reporting period. We include interest and penalties related to unrecognized tax benefits within our provision for income taxes.

We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The statute of limitations for our tax filings with federal, state and foreign tax authorities is generally open for fiscal years 2003 through the present. The Internal Revenue Service, or IRS, commenced an examination of fiscal year 2007 in December of 2008. The IRS completed examinations of certain refund claims filed for fiscal years 2002 to 2004 and we filed a protest of the refund claim audit findings with the Appeals Office of the IRS. The IRS audit of fiscal year 2007 is continuing and has been extended to include fiscal year 2009. It is unknown whether agreement on the refund claims or resolution of the IRS audit of fiscal year 2007 will be reached within the next twelve months. The favorable resolution of the claims filed with the Appeals Office could result in a benefit to the tax provision of up to $5.8 million, excluding interest. Based on the status of the IRS audit, it is not possible to estimate the impact of the amount of any changes to our previously recorded uncertain tax positions. It is possible that up to $30.4 million of unrecognized tax positions, excluding interest and penalties, may be recognized within one year as the result of the lapse of statutes of limitations.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance which requires enhanced disclosure of activity in Level 3 fair value measurements. This guidance states that the reporting entity should disclose separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3 inputs. The guidance for Level 3 fair value measurements disclosures becomes effective for us in the first quarter of fiscal year 2011. We do not expect this guidance to have an impact on our consolidated financial statements.

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

During the quarter ended October 2, 2009, we identified certain instances dating back to fiscal year 1999 in which deferred income taxes and long-term tax liabilities were not properly recorded in our financial statements. These adjustments individually and in the aggregate were not material to our financial statements for any of the periods impacted. We have revised our historical financial statements to properly reflect these adjustments.

For both the three and nine months ended July, 2009, we recorded adjustments to increase deferred tax assets or reduce long-term tax liabilities and decrease income tax expense, resulting in a reduction in net loss of $1.8 million.

Overview

We are the leading supplier of ion implantation equipment used in the fabrication of semiconductor chips. We design, manufacture, market and service semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the world. The VIISta ion implanter products are designed to leverage single wafer processing technology for the full range of semiconductor implant applications. We have shipped more than 4,123 systems worldwide.

We provide support, training, and after-market products and services that help our customers obtain high utilization and productivity, reduce operating costs and extend capital productivity of investments through multiple product generations. In fiscal year 2010, we were ranked number one in customer satisfaction in VLSI Research Inc.’s customer survey for all large suppliers of wafer processing equipment, an honor received in thirteen of the past fourteen years.

Our industry is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. Historically, our business has experienced significant volatility and we believe the semiconductor capital equipment business will continue to be volatile, largely due to fluctuations in the level of investment by logic, foundry and memory manufacturers. Our revenue has historically been derived from a limited number of customers, some of which require financing to continue upgrade and/or expansion plans that require the purchase of our tools. In fiscal year 2009, our business was adversely affected by the global economic downturn. Also, our after-market business was adversely affected as fabs run at lower utilization levels, which required fewer parts, upgrades and services. Revenue increased by over 134% from the first nine months of fiscal year 2009 to the first nine months of fiscal year 2010, due to an improvement in end-user demand for semiconductor devices.

We believe that our management team has the industry experience to quickly and effectively react to sizing adjustments required by the volatility in the market. At this time, we are adding resources to satisfy the increase in demand for our equipment. We will continue to closely monitor the industry, and make further adjustments to our business as necessary.

We believe that we have the financial strength and liquidity to continue investing in product development such that we can continue to maintain our leading industry position. As of July 2, 2010, we had $389.0 million in cash, cash equivalents and investments and approximately $1.8 million in debt. Furthermore, cash from operations was $60.9 million for the first nine months of fiscal year 2010.

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

Critical Accounting Policies and Significant Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a continual basis, we evaluate our estimates, including those related to revenues, inventories, accounts receivable, long-lived assets, income taxes, warranty obligations, deferred revenue, post-retirement benefits, contingencies, stock-based compensation and foreign currencies. We continue to have the same critical accounting policies and estimates as are described under the heading

“Critical Accounting Policies and Significant Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 2, 2009, filed with the SEC on November 24, 2009, with the exception of the updated revenue recognition, deferred revenue and evaluation tool policies described herein. We operate in a highly cyclical and competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, customer and supplier lead times, and geographic and macroeconomic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also the factors discussed in Item 1A—“Risk Factors” in our 2009 Annual Report on Form 10-K filed with the SEC on November 24, 2009.

Summary of Significant Accounting Policies

Revenue Recognition

Product revenue includes established products, new products, upgrades and spare parts.

We recognize revenue from product sales upon shipment, provided that title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectability is reasonably assured and there are no uncertainties regarding customer acceptance. Our transactions frequently include the sale of systems and services under multiple element arrangements.

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

In October 2009, the Financial Accounting Standards Board, or FASB, issued new accounting guidance for revenue recognition for multiple element arrangements. The new accounting guidance is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We adopted the new accounting guidance in the third quarter of fiscal year 2010. In accordance with the new guidance, we applied the adoption prospectively from the beginning of fiscal year 2010. There was no significant impact on our financial position, results of operations or cash flows upon implementation and we do not expect the adoption of this guidance to have a material impact on our future reporting periods based on our current practices. The new accounting guidance impacts the determination of when the individual elements included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the separately identified elements by requiring the use of the relative selling price method and no longer permitting the use of the residual method to allocate arrangement consideration. Additionally, the new accounting guidance modifies the fair value requirements by allowing the use of estimated selling prices, or ESP, of elements if the entity does not have vendor-specific objective evidence, or VSOE, or third-party evidence, or TPE, of a selling price. A selling price hierarchy must be followed in which an entity must first determine that it does not have VSOE or TPE before using ESP to allocate revenue to the elements in an arrangement.

For transactions that originated through October 2, 2009 and were not materially modified after that date, revenue was allocated to systems on a residual method basis. Under this method, the total value of the arrangement was allocated first to the undelivered elements based on their fair values, with the remainder being allocated to systems revenue. For transactions that originated or were materially modified after October 2, 2009, we use the relative selling price method. The total consideration for an arrangement is allocated among the separate elements in the arrangement based on relative selling price as determined using the selling price hierarchy. We regularly review the method used to determine our relative selling price and update any estimates accordingly.

In October 2009, the FASB issued new accounting guidance for certain revenue arrangements that include software elements. The new accounting guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The new accounting guidance is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted, and must be adopted in the same period as the new accounting guidance for revenue recognition for multiple element arrangements. Accordingly, we adopted the new accounting guidance in the third quarter of fiscal year 2010. The adoption of this new guidance had no impact on our financial position, results of operations or cash flows.

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been billed per contractual terms but have not been recognized as revenue. We also defer the fair value of extended warranties bundled with equipment sales as deferred revenue. Deferred revenue for extended warranties is recognized ratably over the applicable warranty term, which generally is from 13 to 24 months from the date the customer accepts the products.

Evaluation Tools

We periodically supply evaluation tools to potential new customers, usually for a period of six months to one year. While the tool is at the customer’s semiconductor manufacturing factory, or fab, we work closely with the customer on complex processes to qualify the tool for that particular customer’s requirements. Until it is determined that a sale is probable, qualification costs are included in marketing, general and administrative expenses in the period incurred and we amortize the carrying value of the evaluation tool ratably over a period of typically four years. These costs are recorded as marketing, general and administrative expenses and the carrying value of the evaluation tool is included in inventory. Once it is determined a sale is probable, future qualification costs are added to the carrying value of the tool and the amortization of the carrying value is terminated. Customer evaluations are often successful and upon fulfillment of all four revenue recognition criteria, we recognize the revenue from the evaluation tool and remaining tool cost through revenue and cost of product revenue, respectively.

Results of Operations

Revenue

The following table sets forth revenue by category for the three and nine months ended July 2, 2010 and July 3, 2009:

	Three Months Ended				Nine Months Ended
	July 2, 2010	July 3, 2009	Change	Percent Change	July 2, 2010	July 3, 2009	Change	Percent Change
	(Amounts in thousands)				(Amounts in thousands)
Revenue
Product	$209,919	$62,695	$147,224	235%	$528,662	$203,681	$324,981	160%
Service	17,810	10,683	7,127	67%	44,292	40,892	3,400	8%

Revenue	$227,729	$73,378	$154,351	210%	$572,954	$244,573	$328,381	134%

Revenue by territory
Asia Pacific	$181,316	$51,916	$129,400	249%	$464,794	$137,443	$327,351	238%
North America	32,700	15,588	17,112	110%	77,872	80,439	(2,567)	-3%
Europe	13,713	5,874	7,839	133%	30,288	26,691	3,597	13%

Revenue	$227,729	$73,378	$154,351	210%	$572,954	$244,573	$328,381	134%

Product

During the third quarter and the first nine months of fiscal year 2010, product revenue was $209.9 million and $528.7 million, respectively, compared to $62.7 million and $203.7 million, respectively, for the same periods a year ago. Overcapacity in the memory market, along with the global credit crisis and the decline in end-user demand for semiconductors, caused our customers to significantly decrease their spending for our products in the first nine months of fiscal year 2009. On a unit basis, the number of tools recorded in revenue increased 346% for the third quarter and 221% for the first nine months of fiscal year 2010, respectively, compared to the same periods a year ago. This increase was most notable in the medium current and high current markets. In addition, revenue from parts and upgrades sales increased 83% for the third quarter and 84% for the first nine months of fiscal year 2010, compared to the same periods a year ago, due to higher fab utilization levels at most of our customers.

Service

Service revenue during the third quarter and first nine months of fiscal year 2010 was $17.8 million and $44.3 million, respectively, compared to $10.7 million and $40.9 million, respectively, for the same periods a year ago. The increase in the third quarter of fiscal year 2010 was mainly due to higher installation revenue from a greater volume of tool sales. Generally, installation revenue is influenced by shipment volume of systems, product mix, customer mix, timing of customer acceptance and fair value of installations. The increase in the first nine months of fiscal year 2010 was primarily related to higher revenues from paid service relating to the de-installation, move and re-installation of our previously installed tools at customer sites, as well as an increase in installation revenue. Partially offsetting these increases to service revenue in the first nine months of fiscal year 2010 was lower service contract revenue. During fiscal year 2009, many customers cancelled or reduced fixed-priced service contract arrangements, we believe, to reduce fab operating costs during the global economic crisis, which had an impact our on service revenue in the first nine months of fiscal year 2010.

Revenue by Territory

The Asia Pacific region has historically accounted for a significant percentage of our revenues. The increase in revenue from this region for the third quarter and first nine months of fiscal year 2010 as compared to the same periods in fiscal year 2009 is due to increased demand from our foundry customers, who are primarily based in this region. Sales to North American customers in the third quarter of fiscal year 2010 increased compared to the same period in fiscal year 2009 due to increased demand from logic and memory customers. Sales to European customers in the third quarter and first nine months of fiscal year 2010 increased compared to the same period in fiscal year 2009 due to increased demand primarily from memory customers. Sales to North American customers in the first nine months of fiscal year 2010 decreased compared to the same period in fiscal year 2009 due to decreased demand from logic customers. Overall, the most significant driver of change from the first nine months of fiscal year 2009 to the first nine months of fiscal year 2010 was the increase in foundry business, which we believe was caused by an increase in end-user demand for electronics.

Customers

In the third quarter of fiscal year 2010, revenue from two customers accounted for 24% and 14%, respectively, of our total revenue. In the third quarter of fiscal year 2009, revenue from two customers accounted for 24% and 13%, respectively, of our total revenue. During the first nine months of fiscal year 2010, revenue from two customers accounted for 27% and 14%, respectively, of our total revenue. During the first nine months of fiscal year 2009, revenue from two customers accounted for 25% and 10%, respectively, of our total revenue. We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenue in the foreseeable future.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of our product will continue to have a significant impact on the timing and amount of revenue in any given reporting period. See also the factors discussed in Item 1A—“Risk Factors” in our 2009 Annual Report on Form 10-K filed with the SEC on November 24, 2009.

Shipment Mix

Our tools are used by logic, memory and foundry manufacturers of integrated circuits. Logic manufacturers make chips that process information, while memory manufacturers make chips that store information. Both memory and logic manufacturers are owned by the companies that design the chips. Foundry manufacturers are contractors that take chip designs from other companies and make the chips for them. Virtually all of our tool shipments are 300 mm tools, which began to replace 200 mm tools at the end of the 1990s. The following table sets forth tool shipments by market, as a percent of total tool shipments, for the third quarter and first nine months of fiscal years 2010 and 2009. Percentages are based on the number of tools shipped during the respective period.

	Three Months Ended		Nine Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

By market
Memory	38%	33%	33%	29%
Logic	15%	9%	12%	42%
Foundry	47%	58%	55%	29%

Shipments	100%	100%	100%	100%

Cost of Product Revenue

Our gross margins fluctuate with changes in revenue levels, changes in product mix, and our ability to absorb certain fixed costs. Cost of product revenue was $104.7 million and gross margin was 50% for the third quarter of fiscal year 2010, compared to cost of product revenue of $37.8 million and gross margin of 40% for the third quarter of fiscal year 2009. For the first nine months of fiscal year 2010, our cost of product revenue was $262.9 million and gross margin was 50%, compared to cost of product revenue of $129.2 million and gross margin of 37% for the first nine months of fiscal year 2009. In the third quarter and first nine months of fiscal year 2010, we experienced improved gross margins primarily due to improved factory and field utilization and better leverage of our fixed costs, which increased our gross margins by 7% and 5%, respectively, compared to the same periods a year ago. In addition, charges related to product transitions and reductions in the demand for parts and upgrades resulted in reductions in gross margin of 0% and 1%, respectively, in the third quarter and first nine months of fiscal year 2010 as compared to reductions in gross margin for these charges of approximately 2% and 3%, respectively, in the third quarter and first nine months of fiscal year 2009.

Cost of Service Revenue

Cost of service revenue was $11.4 million and gross margin was 36% for the third quarter of fiscal year 2010, compared to cost of service revenue of $7.4 million and gross margin of 30% for the third quarter of fiscal year 2009. Cost of service revenue was $29.9 million and gross margin was 32% for the first nine months of fiscal year 2010, compared to cost of service revenue of $26.0 million and gross margin of 36% for the first nine months of fiscal year 2009. Cost of service revenue primarily consists of service contract costs. Thus, fluctuations in service margins are mainly attributed to the change in service contract margins, which are influenced by contract type and regional mix. The increase in service contract margins for the third quarter of fiscal year 2010 is due to a higher mix of higher-margin contracts. The reduction in service contract margins for the first nine months of fiscal year 2010 is due to a lower mix of higher-margin contracts.

Research, Development and Engineering

Research, development and engineering expense for the third quarter and first nine months of fiscal year 2010 was $25.8 million and $71.9 million, respectively, compared to $19.1 million and $60.2 million, respectively, for the same periods in fiscal year 2009. We continue to maintain our investments in new product development and growth initiatives.

Marketing, General and Administrative

Marketing, general, and administrative expense for the third quarter and first nine months of fiscal year 2010 was $31.2 million and $89.3 million, respectively, compared to $22.2 million and $73.0 million, respectively, for the same periods in fiscal year 2009. The increase in both periods was due to higher levels of tool evaluation activity, additional headcount to support growth activities and the reinstatement of variable compensation plans in the first quarter of fiscal year 2010 that were suspended in fiscal year 2009.

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

We began relocating our European operations in Houten, the Netherlands to Schaffhausen, Switzerland, in the fiscal fourth quarter of 2008. The restructuring charge is comprised primarily of one-time termination benefits, and contract termination expense related to a facility lease. European restructuring activity, which is estimated to cost $2.5 million in total, is now significantly complete. The recognized cost of the European restructuring activity from the date of its commencement to July 2, 2010 is $2.5 million.

Exclusive of cash outlays of $0.7 million related to severance and contract termination costs to exit the Houten facility, there was no significant restructuring activity during the first nine months of fiscal year 2010. The following table summarizes the restructuring activity for the first nine months of fiscal year 2009.

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

Our income tax provision was $20.0 million for the first nine months of fiscal year 2010 and our income tax rate was 17% for the period, including a discrete net benefit. Discrete net benefits for the first nine months of fiscal year 2010 were $1.2 million and primarily relate to the release of reserves for unrecognized tax benefits and tax return adjustments, offset by interest accrued on uncertain tax positions. The discrete income tax net benefit related to these items decreased the tax rate by approximately 1%. The tax rate for the first nine months of fiscal year 2010 differed from the statutory tax rate of 35% primarily due to income earned in low tax jurisdictions. For the first nine months of fiscal year 2009, we recorded an income tax benefit of $4.4 million. Our income tax rate was 9% which included discrete charges of $1.5 million primarily related to interest accrued on uncertain tax positions and tax return adjustments. The discrete income tax expense related to these items in the first nine months of fiscal year 2009 decreased the effective tax rate by approximately 3%.

The net increase in the reserve for unrecognized tax benefits during the first nine months of fiscal year 2010 was $7.5 million for positions taken in the current year. As of July 2, 2010, the total amount of unrecognized tax benefits was $62.5 million, of which $60.9 million would impact the effective tax rate, if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets, relating to state tax credits which are fully offset by a valuation allowance. As of July 2, 2010, the total amount of accrued interest and penalties related to uncertain tax positions was $4.9 million. We will re-examine the tax provision and the effect of estimated unrecognized tax benefits on our financial position at the end of each reporting period. We include interest and penalties related to unrecognized tax benefits within our provision for income taxes.

We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The statute of limitations for our tax filings with federal, state and foreign tax authorities is generally open for fiscal years 2003 through the present. The Internal Revenue Service, or IRS, commenced an examination of fiscal year 2007 in December of 2008. The IRS completed examinations of certain refund claims filed for fiscal years 2002 to 2004 and we filed a protest of the refund claim audit findings with the Appeals Office of the IRS. The IRS audit of fiscal year 2007 is continuing and has been extended to include fiscal year 2009. It is unknown whether agreement on the refund claims or resolution of the IRS audit of fiscal year 2007 will be reached within the next twelve months. The favorable resolution of the claims filed with the Appeals Office could result in a benefit to the tax provision of up to $5.8 million, excluding interest. Based on the status of the IRS audit, it is not possible to estimate the impact of the amount of any changes to our previously recorded uncertain tax positions. It is possible that up to $30.4 million of unrecognized tax positions, excluding interest and penalties, may be recognized within one year as the result of the lapse of statutes of limitations.

Interest Income and Interest Expense

During the third quarter and first nine months of fiscal year 2010, we earned $1.0 million and $2.8 million in net interest income, respectively, compared to $1.0 million and $3.5 million, respectively, for the same periods of fiscal year 2009. The decrease in net interest income for the first nine months of fiscal year 2010, as compared to the same period in fiscal year 2009, was due to a decrease in interest rates as a result of global economic conditions.

Other Expense, Net

Other expense, net was $0.1 million and $1.1 million for the third quarter and first nine months of fiscal year 2010, respectively, compared to other expense, net, of $0.2 million and $0.7 million, respectively, for the same periods of fiscal year 2009. Other expense, net includes foreign currency exchange gains and losses, which primarily drive fluctuations between comparable periods.

Net Income (Loss)

As a result of the foregoing factors, in the third quarter and first nine months of fiscal year 2010, we recorded net income of $45.2 million and $100.4 million, respectively, compared to a net loss of $12.5 million and $45.6 million, respectively, for the same periods of fiscal year 2009. In the third quarter and first nine months of fiscal year 2010, net income per diluted share was $0.60 and $1.33, respectively, compared to net loss per diluted share of $0.17 and $0.63, respectively, for the same periods of fiscal year 2009.

Liquidity and Capital Resources

Cash from operations was $60.9 million for the first nine months of fiscal year 2010, compared to $16.4 million for the first nine months of fiscal year 2009. The primary sources of cash from operations in the first nine months of fiscal year 2010 included net income of $100.4 million, an increase in accrued expenses of $27.0 million and an increase in accounts payable of $18.8 million. The increase in accrued expenses is mainly due to an increase in our long-term tax liabilities and the reinstatement of variable compensation plans, which were suspended in fiscal year 2009 due to the economic downturn.

Offsetting these increases were an increase in inventory of $65.0 million due to increased customer demand for tools, parts and upgrades and an increase in accounts receivable, net of $65.7 million due to our increased business volume and revenue growth. Cash from operations in the first nine months of fiscal year 2009 included reductions in inventory of $55.5 million and accounts receivables, net of $30.9 million; offset by a net loss of $45.6 million and decreases of $17.8 million in accrued expenses, $16.2 million in accounts payable and $15.7 million in deferred revenue.

Cash used in investing activities was $38.9 million during the first nine months of fiscal year 2010, compared to $18.0 million generated in the first nine months of fiscal year 2009. In the first nine months of fiscal year 2010, we purchased $101.3 million of investments and $8.8 million of property, plant and equipment; partially offset by proceeds from maturities and sales of investments of $71.3 million. An increase in cash generated by operations contributed to the increased purchase of investments during the first nine months of fiscal year 2010. In the first nine months of fiscal year 2009, we received proceeds from sales and maturities of investments of $58.7 million, partially offset by $34.6 million of cash used for the purchase of investments and $6.1 million of cash used for the purchases of property, plant and equipment.

During the first nine months of fiscal year 2010, we generated $17.2 million of cash from financing activities, primarily due to $15.2 million of cash received from the issuance of common stock upon the exercise of stock options. During the first nine months of fiscal year 2009, we generated $5.0 million of cash from financing activities, primarily from $5.0 million of cash received from the issuance of common stock upon the exercise of stock options.

In October 2004, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock on the open market, subject to the discretion of management. Subsequently, the Board of Directors voted on increases to the amount of funds that may be expended in repurchasing our common stock to a total of $800.0 million. The program does not have a fixed expiration date. As of July 2, 2010, $85.6 million remained available for repurchases under the existing repurchase authorization. Our stock repurchase plan is influenced by our growth and investment plans, stage in the industry cycle, attractiveness of share price, and liquidity needs.

Our liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. We believe that cash, cash equivalents and investments of $389.0 million at July 2, 2010 will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other purchase commitments, environmental contingencies and cash requirements through at least the next twelve months.

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

Contractual Obligations

Under GAAP, some obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. We have various contractual obligations impacting our liquidity. The following table summarizes our future payments under contractual obligations as of July 2, 2010:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Other
	(Amounts in thousands)
Long-term debt and interest expense	$1,962	$785	$1,177	$—	$—	$—
Operating lease obligations	3,933	2,206	1,545	182	—	—
Purchase obligations (a)	94,615	94,610	5	—	—	—
Non-current income tax payable (b)	55,154	—	—	—	—	55,154
Other long-term liabilities (c)	23,376	551	5,308	576	2,562	14,379

Total contractual cash obligations	$179,040	$98,152	$8,035	$758	$2,562	$69,533

(a)	Purchase obligations represent agreements to purchase materials or other goods.
(b)	Represents the non-current tax payable obligation pursuant to the authoritative guidance for accounting for uncertainty in income taxes. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and therefore included this amount in the column marked “Other”.
(c)	Included in other long-term liabilities are liabilities for post-employment and post-retirement benefits, deferred compensation, warranty provision, environmental reserve and other obligations. For certain long-term obligations we are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we include these amounts in the column marked “Other”.

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc., or VAI, now known as Varian Medical Systems, Inc., or VMS. See Note 14. Commitments, Contingencies and Guarantees in the accompanying notes to the unaudited interim consolidated financial statements. During the first nine months of fiscal years 2010 and 2009, we were charged $0.8 million and $0.6 million, respectively, by VMS in settlement of these obligations.

Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance which requires enhanced disclosure of activity in Level 3 fair value measurements. This guidance states that the reporting entity should disclose separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3 inputs. The guidance for Level 3 fair value measurements disclosures becomes effective for us in the first quarter of fiscal year 2011. We do not expect this guidance to have an impact on our consolidated financial statements.

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

The table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the estimated fair value of our contracts outstanding as of July 2, 2010 and October 2, 2009.

	July 2, 2010			October 2, 2009
	Notional Value	Contract Rate	Estimated Fair Value - Gain (Loss)	Notional Value	Contract Rate	Estimated Fair Value - Gain (Loss)
	(Dollars in thousands)
Foreign currency purchase contracts:
Japanese Yen	$13,017	91.06	$(27)	$—	—	$—
Singapore Dollar	2,630	1.40	14	1,460	1.43	24
Korean Won	—	—	—	6,289	1,182.13	15
New Taiwan Dollar	307	32.08	(1)	—	—	—
Euro	—	—	—	1,143	1.43	23

Total foreign currency purchase contracts	$15,954		$(14)	$8,892		$62

Foreign currency sell contracts:
Japanese Yen	$86,066	90.03	$(1,666)	$17,946	92.00	$(445)
Korean Won	22,228	1,219.49	174	13,318	1,250.50	(806)
Israeli Shekel	699	3.86	5	1,053	3.80	(7)
New Taiwan Dollar	214	32.27	—	640	32.70	(11)

Total foreign currency sell contracts	$109,207		$(1,487)	$32,957		$(1,269)

Total contracts	$125,161		$(1,501)	$41,849		$(1,207)

Interest Rate Risk

Although payments under certain of our overseas borrowing facilities are tied to market indices, we are not exposed to material interest rate risk from these borrowing facilities. We have no material cash flow exposure due to rate changes for cash equivalents and short-term investments. We do not believe that a 1% change in interest rates would have a material impact on the fair value of our investment portfolio or our interest income. We maintain cash investments primarily in U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at July 2, 2010 and October 2, 2009 were $184.3 million and $164.5 million, respectively. At July 2, 2010 and October 2, 2009, our short-term investments were $44.3 million and $44.0 million, respectively, and consisted primarily of corporate bonds and government agency and U.S. Treasury securities with ratings of AA or better. At July 2, 2010 and October 2, 2009, our long-term investments were $115.2 million and $86.4 million, respectively, and consisted primarily of U.S. Treasury, government agency, and corporate bonds with ratings of AA or better.

Commodity Price Risk

We are not exposed to material commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of Varian Semiconductor, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of July 2, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of July 2, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 2, 2010 that has materially affected, or is reasonably likely to materially affect, Varian Semiconductor’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required by this Item is provided in “Note 14. Commitments, Contingencies and Guarantees” to the unaudited interim consolidated financial statements under Part I, Item 1 and is incorporated herein by reference.

ITEM 1A.	Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2009 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of July 2, 2010, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009, filed with the SEC on November 24, 2009, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Varian Semiconductor’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.**

*	filed electronically herewith
**	furnished and not filed herewith

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

Date: August 9, 2010