Form 10-K
period 2010-10-01
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2010-11-22
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
☒	OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 1, 2010

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of April 2, 2010 was $2,440,068,364.

The registrant had 74,002,736 shares of common stock outstanding as of November 15, 2010.

An index of exhibits filed with this Form 10-K is located on page 41.

DOCUMENTS INCORPORATED BY REFERENCE:

Document Description	Part of Form 10-K into which incorporated
Portions of the Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held on January 20, 2011 to be filed with the Securities and Exchange Commission not later than 120 days after October 1, 2010.	Part III

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 1, 2010

PART I

Item 1.	Business.

Overview

We are the leading supplier of ion implantation systems, which we refer to as tools, used in the fabrication of integrated circuits, which we refer to as microchips or chips. We design, manufacture, market and service semiconductor processing equipment for virtually all of the major semiconductor manufacturers worldwide. The VIISta™ ion implanter products are designed to leverage single wafer processing technology for the full range of semiconductor implant applications. We have shipped more than 1,200 VIISta systems and more than 4,100 systems overall worldwide.

Our business is cyclical and depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. From 2005 to 2007, the total available market for ion implanters grew as memory manufacturers increased capacity to meet demand. During this time, we also realized significant market share gains through a superior product portfolio. In 2008, the semiconductor capital equipment industry entered a cyclical, supply-side driven downturn resulting from the significant capacity expansions of the previous three years. The downturn was exacerbated by a drop in demand due to a worsening worldwide macro-economic environment. In 2009, the total available market for the entire capital equipment industry decreased by 56% from the prior year, as reported by Gartner Dataquest. While we realized market share growth in 2009, it did not offset the substantial drop in demand during that period. In 2010, the total available market for the entire capital equipment industry is expected to increase by over 120% from the prior year, as reported by Gartner Dataquest.

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

Our logo and all product and service names used in this report are either registered trademarks or trademarks of Varian Semiconductor Equipment Associates, Inc. in the United States and/or other countries. All other marks mentioned herein are the property of their respective holders.

All references to fiscal years apply to our fiscal years, which ended October 1, 2010, October 2, 2009 and October 3, 2008.

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

The fabrication of integrated circuits requires a number of complex and repetitive processing steps, including deposition, photolithography, etch, metrology, thermal anneal and ion implantation. Deposition is a process in which a film of either electrically insulating or electrically conductive material is deposited on the surface of a wafer. Photolithography is used to transfer a circuit pattern onto a light-sensitive material called photo-resist that, after development, can be used in turn to transfer the pattern onto the silicon surface. The etch process completes the transfer of the pattern into the various thin films used to make the integrated circuit. Metrology measures critical features and properties of the device to ensure correct fabrication. Thermal anneal is used to incorporate implanted impurities into the silicon crystal matrix and make them electrically active. Ion implantation provides a means for introducing impurities into the silicon, typically into selected areas defined by the photolithographic process. The selective implanting of ions creates defined areas with different levels of conductivity that form the transistors of the integrated circuits.

Semiconductor manufacturers have historically sought to increase the number of transistors on each microchip by shrinking device structures. Through this relentless miniaturization, microchips have increased their processing capability or memory storage capacity. This is accomplished by exploiting advancements in photolithography. Each new advancement in photolithography is described by the minimum resolvable geometry and is commonly referred to as a “device node.” State-of-the-art production is now accomplished at 45nm nodes with 32nm nodes currently in development at more technologically advanced fabs. As advances in photolithography have become more challenging, ion implant has expanded its application portfolio to provide enabling capability in microchip device performance and yield, particularly in the area of damage engineering.

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

The most advanced microchip fabrication factories might have as many as 30 separate implant steps. An implant is characterized by the dose (amount of dopant) and the energy (depth that dopant goes into the silicon wafer). We provide five different single wafer implanter products, which cover the full range of required applications in these implant sectors: medium current—low dose, medium energy; high current—high dose, low energy; high energy—low dose, very high energy and ultra high dose—very high dose, very low energy. There is some overlap of each implanter’s application coverage with the next. However, each implanter is designed to provide maximum productivity and yield within their respective application ranges. Additionally in fiscal year 2010, we introduced a solar cell ion implant product, Solion, as described below.

We currently offer the following products:

Medium Current

Recognized as the industry benchmark for medium current performance and productivity, our single wafer VIISta 900XP series of ion implanters provide superior overall throughput, precision doping capability and unmatched contamination control. These systems excel at threshold voltage, or Vt, channel, retrograde well, pocket, and halo implants. Our other medium current systems include the VIISta 810XP, VIISta 810XE and VIISta 900XPT ion implanters. In addition, we continue to provide support for our older generation VIISta and legacy medium current ion implanters still in use by our customers.

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

Medium current implanters are used in logic, memory and foundry manufacturers. In calendar year 2009, medium current represented about 28%, or $96.0 million, of the total available market, or TAM, for ion implant.

High Current

The high current VIISta HCS series provides the industry’s highest productivity and best contamination performance. In addition, these systems feature superior implant angle accuracy, beam steering correction and high-tilt angle capability—all of which are required for advanced device fabrication. The VIISta HCS has excellent process control capability for advanced ultra shallow junction applications, and can be used for source/drain, source/drain extension, gate doping, pre-amorphization, and materials modification applications.

In fiscal year 2010, we introduced the VIISta Trident High Current Ion Implant tool, or Trident, which is designed to maximize performance in three key areas: device performance and yield, energy purity and productivity, especially for leading edge devices. Trident’s advanced beam-line design also provides the industry’s best global and local uniformity, or microuniformity and the tightest angle control. Trident provides a unique combination of lowest particle count and highest energy purity, down to the lowest energies our customers have on their roadmap and higher productivity than any other high-current tool, particularly for low energy implants.

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

High current implanters are used in logic, memory and foundry manufacturers. In calendar year 2009, high current represented about 46%, or $159.0 million, of the TAM for ion implant.

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

High energy implanters are used in most wafer fabs, but predominantly by memory manufacturers. In calendar year 2009, high energy represented about 15%, or $51.0 million, of the TAM for ion implant.

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

In the past, ultra high dose systems were used only by DRAM memory manufacturers. Our VIISta PLAD has been used by certain new flash memory applications, since fiscal year 2009. Other applications for VIISta PLAD may be developed in the future. In calendar year 2009, ultra high dose represented about 12%, or $41.0 million, of the TAM for ion implant.

SolionTM

In fiscal year 2010, we entered the solar cell manufacturing market with the introduction of Solion, our solar cell ion implant tool. Solion is based on our proven VIISta platform and utilizes our established ion implant technology with a redesigned wafer handling and automation system. Solar cell implant differs from traditional implant as solar cell wafers are square as opposed to round and require higher throughput and in-situ patterning to enable higher value. Solion provides innovative and proprietary Precision Patterned Implant technology, or PPI, enabling exceptional junction engineering capability which is critical for all high efficiency cell designs. We believe PPI provides our customers with greater solar cell efficiency and reduced process steps resulting in lower manufacturing costs and a higher yield.

VIISta Platform

The VIISta 900XP, VIISta HCS, VIISta HE, VIISta PLAD and Solion are based on the same platform, thereby providing a high degree of commonality in subsystems and overall architecture. The VIISta platform provides customers with a great deal of flexibility in managing overall bay productivity, resulting in a reduction in customers’ time to first silicon, greater productivity across all applications, and an increase on their return on investment. We have shipped more than 1,200 VIISta systems, worldwide. The VIISta platform of ion implanters is the only single wafer platform solution for all production applications. The VIISta products feature the Varian Control System, or VCS™, the Varian Positioning Systems, or VPS™, and the VIISta single wafer end-station. This high degree of commonality across the VIISta platform facilitates process matching throughout the system set, and provides flexibility in managing capacity, product mix changes, spare parts and training.

Product Upgrades

Previous generations of implant products have benefitted from product upgrades that focused exclusively on improvements to productivity. Implant has now become a device performance and yield enabling technology for advanced technology nodes in large part because of product upgrades. For example, we offer Superscan, Process Temperature Control II, or PTC II, and Carborane as enabling product upgrades. SuperScan is a software-driven upgrade that compensates for variability inherent in other process steps. Superscan can be used to alter the polish rate of a chemical mechanical planarization process across the wafer surface so the final result will yield a flatter wafer. PTC II is a recently announced product upgrade that enables implants at very low wafer temperatures. Carborane is a molecular implant upgrade that improves device performance and unlike other molecular species does not require a specialized ion source. Both Carborane and PTC II are used for damage engineering applications that improve device performance and speed and reduce leakage current providing longer battery life.

For fiscal years 2010, 2009 and 2008, our product revenue which includes revenue from tools, upgrades and spare parts was $769.6 million, $309.2 million and $752.6 million, respectively.

Customer Support and Services

We provide support services designed to maximize the productivity of our customers’ equipment and to increase uptime through the effective management of machine maintenance, parts inventory and product support. All of these services provide a direct link to our manufacturing facility and research centers.

We provide a wide range of programs, from a complete turnkey solution that supports the wafer fab’s ion implant performance, to economical service plans for those who require less support. These programs are customized to specific customer requirements, provide dedicated labor to maintain and troubleshoot the ion implanter, and make available on-call 24/7 service. Since 1984, we have been developing upgrades for the installed base that extends the life of the capital equipment. These upgrades provide our customers with benefits that are focused around increasing productivity and reducing cost-of-ownership. Specifically, the benefits are realized as enhancements to throughput, yield, uptime, maintenance and ergonomic improvements.

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

Our commitment to customer service also includes extensive and comprehensive customer training programs. We offer a full range of technical training, from the basic operation and maintenance of the tool to electronic troubleshooting and alignments. Training is available for all tool types manufactured at our facility with specialized courses available in process applications.

Over the years we have come to recognize the importance and value of customer support and service. We believe that there is a direct correlation between the quality of the support and service we offer and growth in our tool sales. We believe that growth in our market share and revenue over the last several years was partly attributable to a company-wide commitment to service and support. For 13 of the last 14 years we have won the VLSI Research award for Customer Satisfaction in large Semiconductor Capital Equipment, which we believe validates the success of our commitment. We are focused on improving our model of customer support and service. In the past, we were tuned to a model that fixed broken equipment and tried to reduce equipment downtime. Now we utilize a more progressive value-oriented model, where through product upgrades and high value service offerings that enhance our customers’ device performance and yield, we bring enabling value into the fab.

For fiscal years 2010, 2009 and 2008, our service revenue which includes revenue from maintenance, service contracts, extended warranties, paid service and system installation services was $62.2 million, $52.9 million and $81.4 million, respectively.

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

We have historically sold at least half of our systems in any particular period to a relatively small number of customers, some of which include GlobalFoundries Inc., Elpida Memory Inc., or Elpida, Hynix Semiconductor Inc., or Hynix, Hynix-Numonyx Semiconductor Ltd., or Hynix-Numonyx, IM Flash Technologies LLC., or IM Flash, Inotera Memories Inc., or Inotera, Intel Corp., or Intel, International Business Machines Corp., or IBM, Micron Technology Inc., or Micron, Nanya Technology Corporation, or Nanya, Samsung Electronics Company Ltd., or Samsung, Taiwan Semiconductor Manufacturing Corp. Ltd., or tsmc, Sony Corporation, or Sony, and United Microelectronics Corp., or UMC. Some of these customers have individually accounted for more than 10% of our total revenue in some periods. We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenue in the foreseeable future.

Revenue from our ten largest customers in fiscal years 2010, 2009 and 2008 accounted for approximately 80%, 73% and 74% of total revenue, respectively. In fiscal year 2010, revenue from tsmc and Samsung accounted for 23% and 13%, respectively, of our total revenue. In fiscal year 2009, revenue from Intel and tsmc accounted for 21% and 16%, respectively, of our total revenue. In fiscal year 2008, revenue from Samsung and Intel accounted for 16% and 13%, respectively of our total revenue.

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

Our ability to respond with prompt and effective field support is critical to our sales efforts. Due to substantial operational and financial commitments, customers who purchase ion implantation systems require assurance that the manufacturer can provide the necessary installation and operational support. Our strategy of supporting our installed base through our customer support and research, development and engineering groups has served to encourage the use of our systems in production applications and has accelerated penetration of certain key accounts. We believe that our marketing efforts are enhanced by the technical expertise of our research, development and engineering personnel, who provide customer process support and participate in a number of industry forums.

We market, sell, distribute and service our products directly. We have 36 sales and service offices worldwide. Our sales, marketing and service engineers are linked through our information technology systems, allowing us to review bookings and sales forecasts globally against detailed account management plans.

International sales accounted for 85% of our total revenue in fiscal year 2010. In fiscal years 2009 and 2008, international sales accounted for 72% and 78% of our total revenues, respectively. More specifically, sales to Asia Pacific have accounted for 78%, 63% and 70% of total revenues in fiscal years 2010, 2009 and 2008, respectively. Refer to “Note 24. Operating Segments and Geographic Information” for additional information on the geographic distribution of revenues and long-lived assets and “Risk Factors” in Item 1A for additional information on the risks related to our foreign operations.

Our business is generally not seasonal in nature, but it is cyclical based on the capital equipment investment expenditures of major semiconductor manufacturers. These expenditure patterns are based on many factors, including anticipated market demand for integrated circuits, the development of new technologies and global economic conditions.

Backlog

We had backlog of $275.1 million and $117.8 million as of October 1, 2010 and October 2, 2009, respectively. We include in our backlog only those orders for which we have accepted purchase orders and assigned system shipment dates within the following twelve months. Orders are typically subject to cancellation or rescheduling by customers. Due to possible changes in system delivery schedules, cancellation of orders and delays in systems shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

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

We concentrate on product design characterization, high-level assembly and tests to reduce cycle time and improve our responsiveness in an inherently cyclical capital equipment market. We believe that outsourcing non-core competency assemblies enables us to minimize our fixed costs and capital expenditures, while also providing the flexibility to increase or decrease production capacity. We purchase materials and components that are either standard products or built to our specifications. This strategy also allows us to focus on product differentiation through system design and quality control. Our manufactured subsystems incorporate advanced technologies in robotics, vacuum and personal computers. We work closely with our suppliers to achieve mutual cost reductions through joint design efforts. We manufacture and test selected components and systems in clean-room environments that are similar to the clean-rooms used by semiconductor manufacturers for wafer fabrication. This procedure is intended to reduce installation and production qualification times and the amount of particulates and other contaminants in the assembled system, which in turn improves yield and reduces downtime for the customer.

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

Competition

The semiconductor capital equipment market is highly competitive and is characterized by a small number of large companies. The larger companies include Applied Materials Inc., ASML Holding N.V., Tokyo Electron Limited, KLA-Tencor Corporation, or KLA-Tencor, Lam Research Corporation, Nikon Corporation, Dainippon Screen Mfg. co., Ltd., Hitachi High Technologies Corporation, Novellus Systems, Inc., and Canon Inc. We face significant competition in the ion implantation market. Within ion implant, multiple implant suppliers participate in one or more implant segments. Generally, for each system selection, we compete with one or more major competitors. As reported by Gartner Dataquest for calendar year 2009, our revenue market share for ion implantation equipment was significantly higher than all of our competitors, including Nissin Electric Company, Ltd., Sumitomo Eaton Nova Corporation, Axcelis Technologies, Inc., or Axcelis, Advanced Ion Beam Technology, Inc., Ulvac Technologies, Inc., and Applied Materials, Inc. Market share data is also published by VLSI Research Inc. The VLSI published results were similar to the Gartner Dataquest report.

There are significant competitive factors in the ion implantation market that affect a company’s ability to succeed. Primary factors include the ability to provide highly productive, technically enabling solutions, the quality of strategic relationships with customers, the cost of ownership of the equipment, performance reliability of the equipment, the quality and cost of customer support, speed and cost-effectiveness of distribution and financial viability of the supplier. Secondary factors include: size of manufacturer, installed customer base and breadth of product line. Due to the constant innovation that has characterized semiconductor manufacturers, it is possible that the application needs and manufacturing technologies used by customers may change, significantly disrupting historical trends in the market. We believe we compete favorably in the ion implant business. To remain competitive, we recognize we may require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in product and process research and development.

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

Our current research, development and engineering efforts are directed at development of new systems and processes and improving existing system capabilities. We currently focus our research, development and engineering efforts on the enhancement of our VIISta platform. The VIISta platform is designed to cover the complete range of implants required for the next several generations of integrated circuits. The VIISta single wafer platform allows customers to use a single platform for all implant applications including high current, ultra high dose, medium current and high energy. In fiscal year 2010, research, development and engineering investments were made in growth opportunities in implant and materials modification.

Our expenditures for research, development and engineering during fiscal years 2010, 2009 and 2008 were $98.2 million, $80.1 million, and $111.2 million, respectively. We expect in future years that research, development and engineering expenditures will continue to represent a substantial percentage of operating expenses. In addition to developing new high current, ultra high dose and high energy products, we continue to focus on maintaining our leadership position in the market for medium current, high current and ultra high dose implanters, improving our position in the high energy business and continuing to invest in new and next generation products in both implant and materials modification.

Patent and Other Proprietary Rights

We pursue a policy of seeking patent, copyright, trademark and trade secret protection in the United States, or U.S. and other countries for developments, improvements and inventions originating within our organization that are incorporated in our products or that fall within our fields of interest. As of November 15, 2010, we owned approximately 242 patents in the U.S., 167 patents in other countries, and had 804 patent applications on file with various patent agencies worldwide. We intend to file additional patent applications as appropriate.

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

Our competitors, like many companies in the high-technology business, routinely review the products of others for possible conflict with their own patent rights. There has also been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Varian Semiconductor, our customers or suppliers could be subject to additional claims of patent infringement, and any such claim could require that we pay substantial damages or remove certain features from our products or both.

In fiscal years 2010, 2009 and 2008, we recorded less than $0.1 million in royalty and license revenues.

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

SEB entered the ion implantation business in fiscal year 1975 through the acquisition of Extrion Corporation in Gloucester, Massachusetts. Since then, we have developed a complete line of medium and high current ion implanters, added the high energy product line in fiscal year 1998 through the acquisition of Genus, Inc., and added the ultra high dose product in early 2007. These systems introduce precise quantities of dopant materials into silicon wafers, creating desired electrical characteristics. In 2010, we introduced an ion implant product to manufacture silicon solar cells.

Employees

As of October 29, 2010, we had 1,462 full-time employees worldwide—1,072 in North America, 317 in Asia Pacific and 73 in Europe. None of our employees based in the U.S. are subject to collective bargaining agreements and we have never experienced a work stoppage, slowdown or strike. None of our employees is represented by a labor union and we consider our employee relations to be good.

Executive Officers of the Registrant

Our current executive officers are listed below. Executive officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Name and Title	Age	Business Experience
Gary E. Dickerson Chief Executive Officer	53	Mr. Dickerson has served as Varian Semiconductor’s Chief Executive Officer and a Director of Varian Semiconductor since October 2004. Prior to joining Varian Semiconductor, Mr. Dickerson was President and Chief Operating Officer of KLA-Tencor from July 2002 to April 2004. From July 1999 to June 2002, he served as Chief Operating Officer of KLA-Tencor. Previously at KLA-Tencor, Mr. Dickerson was the Executive Vice President of the Customer Group from July 1997 to June 1999, Group Vice President for the Wafer Inspection Group from January 1996 to June 1997, and General Manager of the Wisard Division from July 1994 to December 1995.

Robert J. Halliday Executive Vice President and Chief Financial Officer	56	Mr. Halliday has served as Varian Semiconductor’s Chief Financial Officer since March 2001 and Executive Vice President since October 2004. Mr. Halliday served as Varian Semiconductor’s Treasurer from November 2002 to October 2006 and from February 2009 to February 2010. Prior to joining Varian Semiconductor, Mr. Halliday was Vice President and Chief Financial Officer of Unica Corporation, a software company. Previously, Mr. Halliday was at Ionics, Inc., a manufacturer of water treatment capital equipment. At Ionics, Inc., he was Chief Operating Officer in 2000; Vice President of the Consumer Water Group from 1996 to 2000; and Chief Financial Officer from 1990 to 2000. Mr. Halliday has been a director of Zoll Medical Corporation since July 2003.

Robert J. Perlmutter, Ph.D. Executive Vice President, Implant Business Units	53	Dr. Perlmutter has served as Varian Semiconductor’s Executive Vice President of Implant Business Units since October 2006. Prior to joining Varian Semiconductor, Dr. Perlmutter was a Group Vice President of KLA-Tencor from July 2006 to October 2006. From October 2001 to June 2006, he served as Vice President and General Manager of KLA-Tencor’s WIN Division - responsible for the brightfield and darkfield patterned wafer inspection product lines. Previously at KLA-Tencor, Dr. Perlmutter was Vice President and General Manager of the Surfscan Division from October 1999 to October 2001. From September 1995 to September 1999, Dr. Perlmutter served as a Sr. Director and then, Vice President of Engineering for KLA-Tencor’s Reticle and Photomask Inspection Division.

Name and Title	Age	Business Experience
Yong-Kil Kim, Ph.D. Executive Vice President, General Manager, Asia Pacific Operations, President of Varian Korea Ltd.	53	Dr. Kim has served as Varian Semiconductor’s Executive Vice President since October 2004. He has served as Varian Semiconductor’s Vice President and General Manager of its Asia Pacific Operations since May 2000 and President of Varian Korea, Limited since April 1999. From April 1997 to March 1999, he served as Executive Vice President of Varian Korea, Limited. From July 1994 to March 1997, he was Director of Sales and Marketing for the Asia Pacific Region. Dr. Kim joined Varian Associates, Inc. in August 1989 and held various managerial positions in Applications, Marketing and Sales. Previously, Dr. Kim worked for IBM’s T.J. Watson Research Center in Yorktown Heights, New York, from July 1988 to August 1989, and earlier at Massachusetts Institute of Technology in Cambridge, Massachusetts from 1983 to July 1988.

Gary J. Rosen, Ph.D. Vice President, Engineering	45	Dr. Rosen has served as Varian Semiconductor’s Vice President of Engineering since June 2005. Prior to joining Varian Semiconductor, Dr. Rosen was a Sr. Director and Deputy GM of Applied Material’s Common Platform Products Group from October 2001 to May 2005. From October 1994 to September 2001 he served in a variety of technical and management roles at Eaton Semiconductor Equipment Operations (now Axcelis Technologies, Inc.) including Implanter Development Manager and High Current Engineering Manager.

Item 1A.	Risk Factors

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

Our business and results of operations may be negatively impacted by general global economic and financial market conditions, and such conditions may increase the other risks that affect our business.

In 2009, turmoil in the world’s financial markets materially and adversely impacted the availability of financing to a wide variety of businesses and the resulting uncertainty led to reductions in capital investments and overall spending levels across industries and markets. Despite recent signs of economic recovery in some markets, many of the markets in which we operate are still in an economic downturn that we believe has had and may continue to have a negative impact on our business. These trends could have a material and adverse impact on the demand for our products and services and our financial results from operations.

We derive a substantial portion of our revenues from a small number of customers, and our business may be harmed by the loss of any one significant customer.

From time to time within the same accounting period, we have sold significant percentages of our systems to our major customers, some of which include GlobalFoundries, Elpida, Fujitsu, Hynix, Hynix-Numonyx, IBM, IM Flash, Inotera, Intel, Micron, Nanya, Samsung, Sony, tsmc and UMC. During some quarters, some of these customers have individually accounted for more than 10% of our total revenue. We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenue in the foreseeable future. Furthermore, we may have difficulty attracting additional large customers because our sales depend, in large part, upon the decision of a prospective customer to increase manufacturing capacity in an existing fabrication facility or to transfer a manufacturing process to a new fabrication facility, both of which typically involve a significant capital commitment. Once a semiconductor manufacturer has selected a particular supplier’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application. Consequently, we may experience difficulty in selling to a prospective customer if that customer initially selects a competitor’s capital equipment.

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

We have recently entered the capital equipment market for solar cell manufacturing with the introduction of Solion, our solar cell ion implant tool. The solar industry is subject to unique challenges and if we are unable to manage these challenges, our Solion product may not succeed and our business, financial condition and results of operations could be materially and adversely affected.

The emerging solar market is subject to the macroeconomic and financial challenges of the solar industry and the risks specific to the solar industry, including but not limited to:

•

the impact on demand for solar photovoltaic, or PV, products arising from the cost and performance of solar PV technology compared to the cost of electricity from the existing grid or other energy sources;

•

the critical role played by energy policies of governments around the world which influence the rate of growth of the solar market including the availability and amount of government incentives, such as tax credits, rebates, renewable portfolio standards that require electricity providers to sell a targeted amount of energy from renewable sources and goals for solar installations on government facilities;

•	changes in the nature and amount of end demand for solar PV panels that may adversely affect the demand for our Solion product;

•	the extent of investment or participation in the solar market by utilities that generate, transmit or distribute power to end-users;

•

varying levels of infrastructure investment for “smart grid” technologies to modernize and enhance the transmission, distribution and use of electricity, which link distributed solar PV sources to population centers, increase transmission capability, and optimize power usage;

•	regulatory and third party certification requirements, and customers’ ability to timely satisfy such requirements; and

•	access to affordable financing and capital by customers and end-users.

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

Our financial results may be adversely impacted by higher than expected income tax expense or exposure to additional income tax liabilities.

As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and the tax laws governing each jurisdiction in which we conduct business. We are subject to income taxes in both the U.S. and various foreign jurisdictions. Significant judgment is required to determine worldwide tax liabilities. Our effective tax rate, tax liability and tax expense could be adversely affected by changes in the distribution of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax law or by audit assessments, which could affect profitability. In particular, due to the global business realignment, the distribution of worldwide earnings has changed and has caused the tax rate to become more sensitive to the geographic distribution of profits. We could face significant challenges regarding the geographic composition of these earnings from one or more jurisdictions upon audit. Our effective tax rate has benefited from the research and development, or R & D, tax credit in the U.S. which expired on December 31, 2009. It is unclear at this time whether the R & D tax credit will be extended. The carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S. or carry-back losses to prior profitable periods. Our tax returns are currently under audit by the Internal Revenue Service, or IRS, and could be audited by other tax authorities. The IRS and other tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products, services, and the use of intangible assets. We could face significant future challenges related to past years on these transfer pricing issues in one or more jurisdictions. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe that our tax estimates are reasonable, there can be no assurance that any final determination by a government tax authority will not be materially different from the treatment reflected in our income tax provisions and accruals.

The U.S. Government has announced a number of tax proposals in the past year which, if enacted, would cause us to re-evaluate the structure of our international operations. We may incur additional costs to modify our international structure and be required to pay additional taxes if all or any of the proposals become law. Until further details on the proposals are provided in actual legislation, it is not possible to estimate the potential impact of these proposals on the results of our operations.

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

Our headquarters and manufacturing facility is located in Gloucester, Massachusetts. In addition, we have four sales and service offices located in the U.S. and 32 located outside of the U.S., including offices in France, Germany, the Netherlands (three), Japan (ten), Korea (four), Taiwan (six), China (three), Switzerland, Singapore and Malaysia (two). These offices and facilities aggregate approximately 673 thousand square feet, of which 232 thousand square feet is leased. Since fiscal year 1994, the manufacturing facilities have been registered to the internationally recognized Quality Management System ISO 9001 standard. ISO 9001:2008 revised certification was obtained in fiscal year 2010. The most recent recertification obtained in August 2010 encompasses design, development, manufacture of ion implanters, including customer training and support.

Our management does not believe there is any material, long-term, excess capacity in our facilities, although utilization is subject to change based on customer demand. Furthermore, our management believes that our facilities and equipment generally are well maintained, in good operating condition, suitable for our purposes, and adequate for our present operations.

The following table reflects our locations by geographic segment:

Location	Property Interest	Approx. Sq. Footage of Floor Space
North America	Own	377,000
North America	Lease	138,000
Korea	Own	64,000
Korea	Lease	5,000
Japan	Lease	25,000
Europe	Lease	20,000
Taiwan	Lease	30,000
Other	Lease	14,000

Total		673,000

Item 3.	Legal Proceedings.

We are currently a party to legal disputes. While we believe we have meritorious claims and/or defenses with respect to each dispute, the outcomes are not determinable. Management believes that the ultimate outcome of these disputes, individually and in the aggregate, will not have a material adverse effect on our financial condition or results of our operations.

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since April 5, 1999, our common stock has traded on The NASDAQ Global Select Market under the symbol “VSEA.”

The range of share prices reflected in the following table represents the high and low closing prices for our common stock on the NASDAQ Global Select Market for the periods indicated.

	Fiscal Year 2010		Fiscal Year 2009
	High	Low	High	Low
First Quarter	$36.17	$28.12	$22.69	$14.70
Second Quarter	$36.98	$28.20	$24.49	$16.06
Third Quarter	$35.63	$28.06	$26.35	$21.17
Fourth Quarter	$30.58	$24.82	$33.57	$23.74

The reported closing price of our common stock on The NASDAQ Global Select Market on October 1, 2010 was $28.90 per share. The number of stockholders of record on November 15, 2010 was 2,555.

We have never declared or paid cash dividends on our common stock and do not expect to pay any cash dividends on our common stock in the foreseeable future.

In October 2004, our board of directors authorized the repurchase, from time to time, of up to $100.0 million of our common stock on the open market. Subsequently, our board of directors voted to increase the amount of funds that may be expended in repurchasing our common stock to a total of $800.0 million. On November 19, 2010 our board of directors voted to increase the amount of funds that may be expended in repurchasing our common stock by $100.0 million. The program does not have a fixed expiration date. During fiscal year 2010, we spent $18.0 million on the repurchase of 671,700 shares at a weighted-average price per share of $26.74. As of October 1, 2010, $67.7 million remained available for repurchase under the existing repurchase authorization. Also, we repurchased 421,385 shares from October 2, 2010 through November 15, 2010, the latest practicable date prior to the filing date.

See Part III Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans.

The following table provides information about our purchases during the quarter ended October 1, 2010 of equity securities that are registered by Varian Semiconductor pursuant to Section 12 of the Securities Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
July 3, – July 30, 2010	—	—	—	$85,637
July 31 – August 27, 2010	78,300	$25.45	78,300	$83,644
August 28 – October 1, 2010	593,400	$26.91	593,400	$67,675
Total: (3)	671,700	$26.74	671,700	$67,675

(1)	All shares were purchased pursuant to the share repurchase program described in footnote 2 below, which was publicly announced on October 22, 2004. Since then we have repurchased an aggregate of 22,387,530 shares of our common stock pursuant to the share repurchase program that was publicly announced on October 22, 2004.

(2)	In October 2004, our board of directors authorized the repurchase, from time to time, of up to $100.0 million of Varian Semiconductor’s common stock on the open market. Subsequently, the board of directors voted to increase the amount of funds that may be expended in repurchasing our common stock to a total of $800.0 million. On November 19, 2010 our board of directors voted to increase the amount of funds that may be expended in repurchasing our common stock by $100.0 million. The share repurchase program does not have a fixed expiration date.

(3)	In addition to the repurchases made during the fiscal year ended October 1, 2010, we repurchased 421,385 shares, pursuant to the share repurchase program at total cost of $12.8 million from October 2, 2010 through November 15, 2010, the latest practicable date prior to the filing date.

COMPARISON OF FIVE-YEAR CUMULATIVE STOCKHOLDERS’ RETURNS

PERFORMANCE GRAPH FOR VARIAN SEMICONDUCTOR

The comparative stock performance graph below compares the cumulative stockholder return on our common stock from September 30, 2005, through October 1, 2010; with the cumulative total return on (1) the Nasdaq Global Select Market Composite and (2) the S&P Semiconductor Equipment Index, which is a published industry index. The cumulative total return computations set forth in the performance graph assume the investment of $100 in our common stock and each of the indices from September 30, 2005, to October 1, 2010, including the reinvestment of dividends. The stock price performance shown on the graph and table below is not necessarily indicative of future price performance.

	Cumulative Total Return ($)
	($100 Initial Investment)
	9/30/2005	9/29/2006	9/28/2007	10/3/2008	10/2/2009	10/1/2010
Varian Semiconductor Equipment Associates Inc.	$100.00	$129.93	$284.21	$115.23	$160.74	$165.47
Nasdaq Global Select Market Composite	100.00	107.18	129.32	99.12	102.85	116.35
S&P Semiconductor Equipment Index	100.00	108.43	131.81	75.77	75.29	77.36

Item 6.	Selected Financial Data

The information included in the following table reflects selected consolidated summary financial data for each of the last five fiscal years. The selected data has been revised to reflect the adjustments that are disclosed in Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” and Note 18 “Computation of Net Income (Loss) Per Share” of the consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto included in “Item 15-Exhibits and Financial Statement Schedules,” and with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	Fiscal Year Ended
	October 1, 2010[1]	October 2, 2009[1]	October 3, 2008[1]	September 27, 2007[1,2]	September 29, 2006[1,3]
	(Amounts in millions, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$831.8	$362.1	$834.1	$1,054.9	$730.7
Gross profit	$407.4	$142.7	$395.8	$488.9	$309.5
Provision for (benefit from) income taxes	$30.0	$(1.5)	$61.4	$132.3	$30.4
Net income (loss)	$159.6	$(38.0)	$99.5	$144.4	$94.9
Weighted average shares outstanding—basic	74.4	73.1	74.3	81.4	85.4
Weighted average shares outstanding—diluted	75.3	73.1	75.4	83.0	86.4
Net income (loss) per share—basic	$2.15	$(0.52)	$1.34	$1.77	$1.11
Net income (loss) per share—diluted	$2.12	$(0.52)	$1.32	$1.74	$1.10

Consolidated Balance Sheet Data:
Cash and cash equivalents	$235.5	$192.1	$139.7	$109.5	$258.9
Investments	$162.2	$130.5	$138.5	$184.5	$290.6
Total assets	$942.2	$666.2	$706.8	$802.9	$940.0
Working capital	$590.1	$411.0	$440.4	$442.9	$565.8
Long-term liabilities	$81.1	$67.9	$71.2	$60.5	$24.3
Total liabilities	$244.2	$150.6	$186.6	$233.1	$183.4
Stockholders’ equity	$698.0	$515.6	$520.2	$569.8	$756.5

(1)	All periods presented reflect the adoption, in fiscal year 2010, of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities and therefore, should be included in computing earnings per share pursuant to the two-class method.

(2)	Fiscal year 2007 includes a provision for income taxes of 48% due to the global realignment of our business structure.

(3)	Fiscal year 2006 includes a $9.0 million discrete income tax benefit, $1.6 million of related interest income and net income of $10.2 million after tax, or $0.12 per diluted share in total, related to the completion of a routine tax examination by the IRS.

QUARTERLY FINANCIAL DATA

(Unaudited)

Selected Quarterly Results of Operations

The following tables set forth unaudited quarterly condensed consolidated statements of operations data for each of the four fiscal quarters in the period ended October 1, 2010 and October 2, 2009. This data has been revised to reflect the adjustments that are disclosed in Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” and Note 18 “Computation of Net Income (Loss) Per Share” of the consolidated financial statements. This quarterly data should be read in conjunction with the consolidated financial statements and notes thereto included in “Item 15-Exhibits and Financial Statement Schedules,” and with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	Fiscal Year 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Amounts in millions, except per share amounts)
Revenue	$141.3	$204.0	$227.7	$258.8	$831.8
Cost of revenue	72.6	104.2	116.1	131.5	424.4

Gross profit	68.7	99.8	111.6	127.3	407.4
Operating expenses	47.8	56.3	57.4	58.8	220.3

Operating income	20.9	43.5	54.2	68.5	187.1
Interest income and other expense, net	0.3	0.5	1.0	0.7	2.5

Income before income taxes	21.2	44.0	55.2	69.2	189.6
Provision for income taxes	4.6	5.4	10.0	10.0	30.0

Net income	$16.6	$38.6	$45.2	$59.2	$159.6

Weighted average shares outstanding—basic	73.7	74.4	74.7	74.7	74.4
Weighted average shares outstanding—diluted	74.8	75.3	75.6	75.4	75.3
Net income per share—basic	$0.23	$0.52	$0.60	$0.79	$2.15
Net income per share—diluted	$0.22	$0.51	$0.60	$0.79	$2.12

	Fiscal Year 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Amounts in millions, except per share amounts)
Revenue	$107.4	$63.8	$73.4	$117.5	$362.1
Cost of revenue	67.5	42.5	45.2	64.2	219.4

Gross profit	39.9	21.3	28.2	53.3	142.7
Operating expenses	55.1	45.1	42.0	43.2	185.4

Operating (loss) income	(15.2)	(23.8)	(13.8)	10.1	(42.7)
Interest income and other expense, net	1.6	0.3	0.8	0.5	3.2

(Loss) income before income taxes	(13.6)	(23.5)	(13.0)	10.6	(39.5)
Provision for (benefit from) income taxes	—	(4.0)	(0.5)	3.0	(1.5)

Net (loss) income	$(13.6)	$(19.5)	$(12.5)	$7.6	$(38.0)

Weighted average shares outstanding—basic	72.7	73.1	73.2	73.4	73.1
Weighted average shares outstanding—diluted	72.7	73.1	73.2	74.3	73.1
Net (loss) income per share—basic	$(0.19)	$(0.27)	$(0.17)	$0.10	$(0.52)
Net (loss) income per share—diluted	$(0.19)	$(0.27)	$(0.17)	$0.10	$(0.52)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our industry is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. Historically, our business has experienced significant volatility and we believe the semiconductor capital equipment business will continue to be volatile, largely due to fluctuations in the level of investment by foundry and memory manufacturers. During fiscal year 2010, we experienced an increase in revenues of 130% compared to fiscal year 2009. Conversely, we experienced a decline of approximately 57% in revenue from fiscal year 2008 to fiscal year 2009. We believe that continued overcapacity in the memory markets, along with the global credit crisis and the decline in end-user demand for semiconductors, resulted in the rapid decline in revenue from fiscal year 2008 to 2009. These factors continued to negatively impact our business through the first quarter of fiscal year 2010. Our after-market business was also adversely affected as fabs were running at lower utilization levels, thus requiring fewer parts, upgrades and services. We believe that an improvement in end-user demand for semiconductor devices was the primary driver for the increase in our revenue from fiscal year 2009 to fiscal year 2010. Our overall results improved from fiscal year 2009 to fiscal year 2010 primarily due to our increased revenue, improved factory and field utilization, better leverage of our fixed costs and implant’s more rapid growth as compared to overall wafer fabrication equipment.

We believe that our management team has the industry experience to quickly and effectively react to sizing adjustments required by the volatility in the market. As such, we began resizing our business in fiscal year 2008 and continued through fiscal year 2009. We do not expect any further significant restructuring activities at this time, but do plan to continue to closely monitor the industry.

We believe that we have the financial strength and liquidity to continue investing in product development such that we can continue to maintain our leading industry position. As of October 1, 2010, we had $395.9 million in cash and investments and $1.6 million in debt. Furthermore, cash from operations was approximately $89.7 million in fiscal year 2010.

Our business is tied closely to our market share and the total available market for ion implanters. Calendar year 2009 semiconductor capital expenditure reports show that the total available market for ion implanters decreased by approximately 57% versus calendar year 2008. In addition, based mainly on references to leading industry analyst reports and current customer buying patterns, we believe that reports will show that semiconductor capital equipment spending has increased in calendar year 2010 from calendar year 2009.

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

For 2009, Gartner Dataquest reported our medium current market share as 78%, a 36 percentage point increase from 2008, primarily due to sales of our VIISta 900XP medium current tool, which has become the industry standard. We believe that our medium current market share was a little lower and our high energy market share, which was reported as 30%, was a little higher as several of our tools were segmented as medium current that we classify and sell in the high energy market. We continue to hold our leading position in the high current market and in 2009 we increased our share by 8 percentage points to 86% from 2008, with the introduction of our VIISTa HCS-XP. In the ultra high-dose market, we have maintained 100% market share due to the success of our plasma doping tool, known as the VIISta PLAD, which is mainly used by memory manufacturers.

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

Critical Accounting Policies and Significant Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a continual basis, we evaluate our estimates, including those related to revenues, inventories, accounts receivable, long-lived assets, income taxes, warranty obligations, deferred revenue, post-retirement benefits, contingencies, stock-based compensation and foreign currencies. We operate in a highly cyclical and competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, customer and supplier lead times, and geographic and macroeconomic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also the factors discussed in Item 1A—“Risk Factors.”

We believe that the following sets forth our critical accounting policies used in the preparation of our consolidated financial statements.

Revenue Recognition

Product revenue is comprised of established and new products including tools, upgrades and spare parts.

We recognize revenue from tool sales upon shipment, provided that title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectability is reasonably assured and there are no uncertainties regarding customer acceptance. Our tool transactions frequently include the sale of systems and services under multiple element arrangements.

We generally follow predetermined criteria for changing the classification of a new tool to an established tool. We generally recognize tools as established after demonstrating success in achieving customer acceptance of the same tool type and specification, for the same or similar application. In most circumstances, once a new tool achieves the predetermined criteria, the tool is considered established. Furthermore, prior installation costs on the tool type can also influence the evaluation of tool maturity on a going forward basis.

Tools are classified as established if the installation process and the post-delivery acceptance provisions are deemed routine, and there is a demonstrated history of achieving the predetermined established tool criteria. The majority of tools are designed and manufactured to meet contractual customer specifications, and established tools must have been demonstrated to meet customer specifications before shipment.

For established and new tools, a portion of the total purchase price is typically not due until installation occurs and the customer accepts the product. For established tools, the lesser of the amount allocated to the equipment or the contractual amount due upon delivery is recorded as product revenue upon delivery. The amount deferred for installation is recognized as service revenue upon customer acceptance and any remaining deferral is recognized as product revenue. For new tools, revenue is not recognized until customer acceptance. Spare parts and upgrade sales are typically recognized as revenue upon the later of delivery or the transfer of title and risk of loss to the customer.

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

In October 2009, the Financial Accounting Standards Board, or FASB, issued new accounting guidance for revenue recognition for multiple element arrangements. The new accounting guidance is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We adopted the new accounting guidance in the third quarter of fiscal year 2010. In accordance with the new guidance, we applied the adoption prospectively from the beginning of fiscal year 2010. There was no significant impact on our financial position, results of operations or cash flows upon implementation and we do not expect the adoption of this guidance to have a material impact on our future reporting periods based on our current practices. The new accounting guidance impacts the determination of when the individual elements included in a multiple element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the separately identified elements by requiring the use of the relative selling price method and no longer permitting the use of the residual method to allocate arrangement consideration. Additionally, the new accounting guidance modifies the fair value requirements by allowing the use of estimated selling prices, or ESP, of elements if the entity does not have vendor-specific objective evidence, or VSOE, or third-party evidence, or TPE, of a selling price. A selling price hierarchy must be followed in which an entity must first determine that it does not have VSOE or TPE before using ESP to allocate revenue to the elements in an arrangement.

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

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been billed pursuant to contractual terms but have not been recognized as revenue. We also defer the fair value of extended warranties bundled with equipment sales as deferred revenue. Deferred revenue for extended warranties is recognized ratably over the applicable warranty term, which generally is from 13 to 24 months from the date the customer accepts the products.

Evaluation Tools

We periodically supply evaluation tools to potential new customers, usually for a period of six months to one year. While the tool is at the customer’s semiconductor manufacturing factory, or fab, we work closely with the customer on complex processes to qualify the tool for that particular customer’s requirements. Until it is determined that a sale is probable, qualification costs are included in marketing, general and administrative expenses in the period incurred and we amortize the carrying value of the evaluation tool ratably over a period of typically four years. These costs are recorded as marketing, general and administrative expenses and the carrying value of the evaluation tool is included in inventory. Once it is determined a sale is probable, future qualification costs are added to the carrying value of the tool and the amortization of the carrying value is terminated. Customer evaluations are often successful and upon fulfillment of all four revenue recognition criteria, we recognize the revenue from the evaluation tool and remaining tool costs through revenue and cost of product revenue, respectively.

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

Valuation Allowance on Deferred Tax Assets and Income Tax Provision

We record a valuation allowance against deferred tax assets if it is more likely than not that a portion of the deferred tax asset will not be realized. On a quarterly basis, we evaluate both the positive and negative evidence bearing upon the realizability of our deferred tax assets. We consider future taxable income, ongoing prudent and feasible tax planning strategies, and the ability to utilize tax losses and credits in assessing the need for a valuation allowance. A valuation allowance related to certain state tax credit and state net operating loss carryforwards has been recorded. Management has concluded that it is more likely than not that a portion of these credits will not be utilized since historically the annual amount of state credits generated exceeds the amount of credits that can be used. We record a benefit to the tax provision and corresponding reduction in the valuation allowance related to the utilization of state tax credits generated in prior years. Should we determine that we are not able to realize all or part of our other deferred tax assets in the future, a valuation allowance would be required resulting in an expense recorded within the provision for income taxes in the statement of operations in the period in which such determination was made. It is possible that the amount of the deferred tax asset considered realizable could be reduced in the near term if our forecast of future taxable income is reduced.

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

Fiscal Year

Our fiscal year is a 52-week or 53-week period that ends on the Friday nearest September 30. Fiscal year 2010 was comprised of a 52-week period that ended on October 1, 2010. Fiscal year 2009 was comprised of a 52-week period ended on October 2, 2009. Fiscal year 2008 was comprised of a 53-week period ended on October 3, 2008.

Fiscal Year 2010 Compared to Fiscal Year 2009 and

Fiscal Year 2009 Compared to Fiscal Year 2008

Revenue

The following table sets forth revenue by revenue category and territory for fiscal years 2010, 2009 and 2008:

	Fiscal Year Ended			Fiscal Year 2009 to Fiscal Year 2010		Fiscal Year 2008 to Fiscal Year 2009
	October 1, 2010	October 2, 2009	October 3, 2008	Change	Percent Change	Change	Percent Change
	(Amounts in thousands)
Revenue
Product	$769,574	$309,230	$752,629	$460,344	149%	$(443,399)	-59%
Service	62,206	52,851	81,432	9,355	18%	(28,581)	-35%

Revenue	$831,780	$362,081	$834,061	$469,699	130%	$(471,980)	-57%

Revenue by territory:
Asia Pacific	$648,184	$227,108	$585,543	$421,076	185%	$(358,435)	-61%
North America	121,060	103,257	185,883	17,803	17%	(82,626)	-44%
Europe	62,536	31,716	62,635	30,820	97%	(30,919)	-49%

Revenue	$831,780	$362,081	$834,061	$469,699	130%	$(471,980)	-57%

Product

The increase in product sales was $460.3 million, or 149%, during fiscal year 2010 as compared to fiscal year 2009. Our increase in product sales in fiscal year 2010 reflects the improvements in the global business environment, an increased demand for end-user semiconductor devices and implant’s more rapid growth compared to overall wafer fabrication equipment. In fiscal year 2009, overcapacity in the memory market, along with the global credit crisis and the decline in end-user demand for semiconductors, caused our customers to significantly decrease their spending for our products. On a unit basis, the number of tools recorded in revenue increased 199% during fiscal year 2010 compared to fiscal year 2009. This increase was most notable in the high current and medium current markets. In addition, revenue from parts and upgrades sales during fiscal year 2010 increased 75% compared to fiscal year 2009, due to higher fab utilization levels at most customers.

In fiscal year 2009, our product sales decreased $443.4 million, or 59%, from fiscal year 2008, due to the factors described above. On a unit basis, the number of tools recorded in revenue declined 62% during fiscal year 2009 as compared to fiscal year 2008. In addition, revenue from parts and upgrades sales during fiscal year 2009 decreased 46% as compared to fiscal year 2008, due to lower fab utilization levels at most customers.

Service

Service revenue increased $9.4 million, or 18%, in fiscal year 2010 as compared to fiscal year 2009, primarily related to higher installation revenue from a greater volume of tool sales. Revenues from paid service also increased mainly due to the de-installation, relocation and re-installation of our previously installed tools at customer sites. Partially offsetting these increases to service revenue in fiscal year 2010 was lower service contract revenue. During fiscal year 2009, many customers cancelled or reduced fixed-priced service contract arrangements, we believe, to reduce fab operating costs during the global economic crisis, which had an impact on our service contract revenue in fiscal year 2010. Service revenue decreased $28.6 million, or 35%, in fiscal year 2009 as compared to fiscal year 2008, primarily related to a decrease in installation revenue due to fewer tool shipments and a decrease in service contract revenue as a result of customer fab closures and lower utilization levels.

Revenue by Territory

The Asia Pacific region has historically accounted for a significant percentage of our revenue. The increase in revenue from this region in fiscal year 2010 as compared to fiscal year 2009 was due to increased demand from our foundry and memory customers. The decrease in revenue from this region in fiscal year 2009 as compared to fiscal year 2008 was due to the worldwide decrease in semiconductor manufacturing, particularly among memory and foundry customers in the Asia Pacific region. Sales to North American customers in fiscal year 2010 increased compared to fiscal year 2009 due to increased demand from logic customers. Sales to North America decreased in fiscal year 2009 as compared to fiscal year 2008, primarily on account of a reduction in sales to both memory and logic customers. Sales to European customers in fiscal year 2010 increased compared to fiscal year 2009 due to increased demand from foundry and memory customers. Sales to European customers in fiscal year 2009 decreased compared to fiscal year 2008 due to decreased demand primarily from memory customers. Overall, the most significant driver of change from fiscal year 2009 to fiscal year 2010 was the increase in foundry business, which we believe was caused by an increase in end-user demand for electronics. The most predominant reason for the decrease in all regions from fiscal year 2008 to 2009 was the substantial drop in memory business.

Customers

Revenue from our ten largest customers in fiscal years 2010, 2009 and 2008 accounted for approximately 80%, 73% and 74% of total revenue, respectively. In fiscal year 2010, revenue from tsmc and Samsung accounted for 23% and 13%, respectively, of our total revenue. We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenue for the foreseeable future. In fiscal year 2009, revenue from Intel and tsmc accounted for 21% and 16%, respectively of our total revenue. In fiscal year 2008, revenue from Samsung and Intel accounted for 16% and 13%, respectively, of our total revenue.

Our accounts receivable is comprised of relatively few customer accounts. As of October 1, 2010, four customers accounted for 12%, 11%, 11% and 10% of the accounts receivable balance, respectively. As of October 2, 2009, two customers accounted for 23% and 21% of the accounts receivable balance, respectively.

Shipment Mix

Our tools are used by logic, memory and foundry manufacturers of integrated circuits. Logic manufacturers make chips that process information, while memory manufacturers make chips that store information. Both memory and logic manufacturers are owned by the companies that design the chips. Foundry manufacturers are contractors that take chip designs from other companies and make the chips for them. For several years, up to and including 2007, the demand for memory chips outstripped the demand for logic chips due to the growth in memory intensive applications such as cameras, phones and MP3 players. We believe that substantial capacity additions by memory customers through fiscal year 2007 led to excess supply of memory devices. In turn, this excess capacity led to a significant decrease in tool purchases from memory manufacturers in fiscal years 2008 and 2009. In fiscal year 2010, there was an increase in end-user demand for semiconductor devices which increased fab utilization. Virtually all of our tool shipments are 300 mm tools, which began to replace 200 mm tools at the end of the 1990s. The following table sets forth tool shipments by market, as a percent of total tool shipments, for fiscal years 2010, 2009 and 2008. Percentages are based on the number of tools shipped during the respective period.

	Fiscal Year Ended
	October 1, 2010	October 2, 2009	October 3, 2008
By market
Memory	33%	29%	56%
Logic	14%	31%	23%
Foundry	53%	40%	21%

Shipments	100%	100%	100%

Cost of Product Revenue

Our gross margins fluctuate with changes in revenue levels, changes in product mix, and our ability to absorb certain fixed costs. Cost of product revenue was $384.0 million and product gross margin was 50% for fiscal year 2010, compared to cost of product revenue of $185.5 million and product gross margin of 40% for fiscal year 2009. We experienced improved product gross margins in fiscal year 2010 as compared to fiscal year 2009, primarily due to improved factory and field utilization and better leverage of our fixed costs, which increased our product gross margins by 6% compared to the same period a year ago. Charges related to product transitions and reductions in the demand for parts and upgrades did not have a material impact on product gross margin in fiscal year 2010, although these factors did result in a decrease of approximately 3% in product gross margin in fiscal year 2009.

For fiscal year 2009, cost of product revenue was $185.5 million and product gross margin was 40%, compared to the cost of product revenue of $386.7 million and product gross margin of 49% for fiscal year 2008. The primary reason for the decrease in product gross margin for fiscal year 2009 versus fiscal year 2008 was under utilization of the factory due to significantly lower manufacturing volume. We decided to maintain a minimum number of employees in the factory despite the lower volume to ensure our ability to quickly add capacity when the industry recovered. Costs were managed through multiple efforts, including a reduced workforce and mandatory shutdowns. The under utilized factory impacted gross profit by $10.3 million, or 3%, from fiscal year 2009 to fiscal year 2008. In addition, charges related to product transitions and reductions in the demand for legacy parts and upgrades resulted in approximately 3% and 1% reductions in product gross margin during fiscal years 2009 and 2008, respectively. The impact of lower purchase volume reduced product gross margin approximately 1% in fiscal year 2009 compared to fiscal year 2008. A lower sales mix of tools versus upgrades and parts partially offset the negative impact on product gross margins for fiscal year 2009 versus fiscal year 2008. Tools typically are sold at lower margins than upgrades and parts. Furthermore, an unfavorable product mix, notably a higher concentration of high energy tools and some used tool sales, negatively affected product gross margin along with slightly lower margins on upgrades and parts sales in fiscal year 2009.

Cost of Service Revenue

Cost of service revenue was $40.4 million and service gross margin was 35% for fiscal year 2010, compared to cost of service revenue of $33.9 million and service gross margin of 36% for fiscal year 2009. Cost of service revenue primarily consists of service contract costs and installation costs. Thus, fluctuations in service margins are mainly attributed to the change in service contract margins and installation margins. Cost of service contracts is influenced by contract type and regional mix, while the cost of installation is influenced by product and regional mix. The reductions in installation margins and service contract margins for fiscal year 2010 were due to a lower mix of higher-margin service contracts and installations than in fiscal year 2009.

In fiscal year 2009, cost of service revenue was $33.9 million and service gross margin was 36%, compared to $51.6 million and service gross margin of 37% for fiscal year 2008. In fiscal year 2009, lower service margins were mainly due to a lower mix of high margin service contracts, partially offset by a favorable mix of installations.

Research, Development and Engineering

Research, development and engineering expenses were $98.2 million for fiscal year 2010, compared to $80.1 million for fiscal year 2009, an increase of $18.1 million, or 23%. The increase in research, development and engineering spending was due to our continued investment in new product development and growth initiatives.

Research, development and engineering expenses were $80.1 million for fiscal year 2009, compared to $111.2 million for fiscal year 2008, a decrease of $31.2 million, or 28%. The decrease in research, development and engineering spending was attributable to the cost reduction efforts we implemented, such as lower levels of headcount, mandatory shutdowns and reduced compensation plans.

Marketing, General and Administrative

Marketing, general, and administrative expense for fiscal year 2010 was $121.7 million, compared to $96.2 million in fiscal year 2009, an increase of $25.5 million, or 27%. The increase was mainly due to higher levels of tool evaluation activity, additional headcount to support growth activities and the reinstatement of variable compensation plans in fiscal year 2010 that were suspended in fiscal year 2009.

Marketing, general and administrative expenses were $96.2 million for fiscal year 2009, compared to $130.7 million for fiscal year 2008, a decrease of $34.5 million, or 26%. The decrease from fiscal year 2008 to fiscal year 2009 was primarily due to cost reduction efforts implemented during the industry downturn. Compensation plans were significantly reduced and/or suspended and cost reduction efforts resulted in lower levels of headcount and associated costs, such as travel. In addition, we mandated shutdowns for several weeks each quarter during fiscal year 2009.

Restructuring Costs

The semiconductor industry has historically experienced periodic downturns and we have historically recorded restructuring charges in connection with cost reduction initiatives implemented in response to the industry downturns. Restructuring charges typically consist of severance, benefits and outplacement services offered to terminated employees and sometimes include charges for remaining lease payments on facilities that are closed. Prior to any restructuring announcements, the restructuring is approved by the appropriate level of management necessary to commit to the specific actions of the reduction in force.

We began relocating our European operations in Houten, the Netherlands to Schaffhausen, Switzerland, in the fiscal fourth quarter of 2008. The restructuring charge is comprised primarily of one-time termination benefits and contract termination expense related to a facility lease. European restructuring activity, is significantly complete. The recognized cost of the European restructuring activity from the date of its commencement to October 1, 2010 is $2.5 million.

Exclusive of cash outlays of $0.7 million related to severance and contract termination costs to exit the Houten facility, there was no significant restructuring activity during fiscal year 2010. Cash outlays related to contract termination costs to exit the Houten facility will continue through fiscal year 2014.

The following table summarizes the restructuring activity for fiscal years 2009 and 2008.

	Ongoing Benefit Arrangements	One-time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
	(Amounts in thousands)
Accrued charges at September 28, 2007	—	—	—	—	—
Costs incurred	$1,208	$324	—	$75	$1,607
Costs paid	(1,024)	—	—	—	(1,024)
Non-cash settlements	—	—	—	—	—

Accrued charges at October 3, 2008	$184	$324	$—	$75	$583
Costs incurred	6,505	1,598	194	685	8,982
Adjustments	197	(103)	173	(76)	191
Costs paid	(6,878)	(1,337)	(95)	(464)	(8,774)
Non-cash settlements	—	—	—	(192)	(192)

Accrued charges at October 2, 2009	$8	$482	$272	$28	$790

Interest Income

Interest income for fiscal years 2010, 2009 and 2008 was $3.9 million, $5.3 million and $10.5 million, respectively. The decrease in interest income of $1.4 million for fiscal year 2010 compared to fiscal year 2009 was primarily attributable to significantly lower interest rates partially offset by an increase in average cash and investment balances.

The decrease in interest income of $5.2 million for fiscal year 2009 compared to fiscal year 2008 was primarily attributable to significantly lower interest rates partially offset by an increase in average cash and investment balances. At fiscal year end 2009, we had $4.6 million in investments, which earned interest that was exempt from U.S. federal taxation, which are generally lower than rates earned on comparable fully-taxable investments.

Interest Expense

During fiscal years 2010, 2009 and 2008, interest expense was $0.3 million, $1.0 million and $1.7 million, respectively. In fiscal year 2010, the decrease of $0.7 million in interest expense compared to fiscal year 2009 was primarily due to the expense and fees associated with the termination of a line of credit in fiscal year 2009.

In fiscal year 2009, the decrease of $0.7 million in interest expense compared to fiscal year 2008, was primarily due to lower finance charges on forward contracts used to hedge balance sheet related foreign exchange exposure.

Other Expense, Net

During fiscal years 2010, 2009 and 2008, we recorded other expense, net, of $1.1 million, $1.1 million and $0.1 million, respectively. Other expense, net includes foreign currency exchange gains and losses, which primarily drive fluctuations between comparable periods.

Provision for Income Taxes

Our effective tax rate is based on the tax laws and statutory rates applied to the income for the year in each jurisdiction throughout the world.

Our effective income tax rate was 16% in fiscal year 2010, 4% in fiscal year 2009 and 38% in fiscal year 2008. The fiscal year 2010, 2009 and 2008 tax provisions were impacted by tax charges related to our realignment of our global business structure and establishment of international operations that provide operational and financial services to all of our international locations. A significant element of the new structure involves the sharing of certain expenses related to the ongoing development of intangible property.

The fiscal year 2010 effective tax rate includes discrete benefits of approximately $1.2 million related to tax return adjustments, discrete benefits of $1.8 million due to the expirations of the statute of limitations in various jurisdictions, and other discrete benefits of $1.3 million, offset by a $1.6 million charge related to interest accrued on uncertain tax positions. The fiscal year 2009 effective tax rate includes discrete charges of approximately $1.1 million related to tax return adjustments, $1.3 million related to interest accrued on uncertain tax positions and a discrete benefit of $2.1 million due to the expiration of the statute of limitations, primarily with respect to our U.S. federal tax filings for fiscal year 2005. The fiscal year 2008 effective tax rate includes discrete benefits of approximately $4.7 million related to current and prior year research and development tax credits, other discrete benefits of $0.3 million and a discrete charge of approximately $1.0 million to write-down the deferred tax asset for start-up losses of our Swiss subsidiary, upon receipt of the final incentive ruling from Switzerland.

We benefit from tax incentives on approved investments in Singapore and Switzerland. The Singapore tax incentive expired on September 30, 2010. The Switzerland tax incentives are for periods ranging from five to ten years and are scheduled to expire within three to seven years. As a result of the tax incentives, our net income was higher by $14.6 million ($0.20 per share), lower by $0.9 million ($0.01 per share) and higher by $2.4 million ($0.03 per share) for fiscal years 2010, 2009 and 2008, respectively. The benefit of losses incurred in Switzerland in fiscal year 2009 at a reduced rate resulted in an overall negative impact of the tax incentives to the consolidated financial statements in that year. We do not expect the expiration of the Singapore incentive to have a material effect on the tax rate in the future.

The net increase in the reserve for unrecognized tax benefits during fiscal year 2010 was $7.6 million for positions taken in the current year. Of the $62.6 million of unrecognized tax benefits, $60.9 million would impact the effective tax rate, if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets, relating to state tax credits which are fully offset by a valuation allowance. As of fiscal year end 2010 and 2009, we accrued $5.2 million and $4.1 million, respectively, of interest and penalties related to unrecognized tax benefits. We include interest and penalties related to unrecognized tax benefits within our provision for income taxes.

We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The statute of limitations for our tax filings with federal, state and foreign tax authorities is generally open for fiscal years 2003 through the present. The Internal Revenue Service, or IRS, commenced an examination of fiscal year 2007 in December 2008. The IRS completed examinations of certain refund claims filed for fiscal years 2002 to 2004 and we filed a protest of the refund claim audit findings with the Appeals Office of the IRS. The IRS audit of fiscal year 2007 is continuing and has been extended to include fiscal year 2009. It is unknown whether agreement on the refund claims or resolution of the IRS audit of fiscal years 2007 and 2009 will be reached within the next twelve months, or whether the resolution will result in additional assessments beyond existing reserves or release of reserves. The favorable resolution of the claims filed with the Appeals Office could result in a maximum benefit to the tax provision of up to $5.8 million, excluding interest. Based on the status of the IRS audit, it is not possible to estimate the impact of the amount of any changes to our previously recorded uncertain tax positions. It is possible that up to $26.8 million of unrecognized tax positions, excluding interest and penalties, may be recognized within one year as the result of the lapse of statutes of limitations.

Net Income (Loss)

As a result of the foregoing factors, for fiscal year 2010, we recorded net income of $159.6 million compared to a net loss of $38.0 million for fiscal year 2009 and net income of $99.5 million for fiscal year 2008. In fiscal year 2010, net income per diluted share was $2.12 compared to a net loss per diluted share of $0.52 per fiscal year 2009 and net income per diluted share of $1.32 for fiscal year 2008.

Liquidity and Capital Resources

Our liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. We believe that cash, cash equivalents and investments of $395.9 million as of October 1, 2010 will be sufficient to satisfy working capital requirements, commitments for capital expenditures, any future common stock repurchases and other purchase commitments, environmental contingencies and cash requirements for fiscal year 2011. We believe that we have the ability to hold cash equivalents and investments through maturity and therefore believe that any reduction in value of investments is temporary. We have an investment policy which limits the types, amounts and maturities of the financial instruments that we invest in. The overall objective of this policy is to preserve capital and ensure that there is sufficient liquidity to meet the working capital needs of our business. We monitor our cash, cash equivalents and investments daily to ensure that this objective is met.

Cash from operations was $89.7 million for fiscal year 2010, compared to $41.7 million for fiscal year 2009. Cash from operations in fiscal year 2010 included net income of $159.6 million, an increase in accrued expenses of $36.5 million and an increase in accounts payable of $26.9 million. The increase in accrued expenses is mainly due to an increase in our long-term tax liabilities and the reinstatement of variable compensation plans, which were suspended in fiscal year 2009 due to the economic downturn. Partially offsetting these items were an increase in accounts receivable, net of $106.0 million due to our increased business volume and revenue growth, and an increase in inventory of $95.8 million due to increased customer demand for tools, parts and upgrades.

Cash from operations was $41.7 million during fiscal year 2009 compared to $168.0 million during fiscal year 2008. Cash provided by operations in fiscal year 2009 included reductions in inventory of $56.1 million and a decrease in accounts receivables of $16.8 million, partially offset by a net loss of $38.0 million and decreases of $17.6 million in accrued expenses and $9.7 million in deferred revenue. Accrued expenses decreased mainly due to the payout of incentive compensation following the end of the fiscal year 2008. The decrease in inventory was primarily due to lower material receipts for the lower build plan and the decrease in accounts receivable was due to substantially lower sales volumes. Accounts receivable did not decrease as much as inventory partially due to extended payment terms.

Cash used in investing activities was $44.8 million during fiscal year 2010, compared to $4.5 million generated in fiscal year 2009. In fiscal year 2010, we purchased $133.1 million of investments and $12.5 million of property, plant and equipment; partially offset by proceeds from maturities and sales of investments of $100.7 million. An increase in cash generated by operations contributed to the increased purchase of investments during fiscal year 2010. During fiscal year 2009, we generated $82.1 million from the sale and maturity of investments, $70.5 million for the purchase of investments and used $7.1 million for the purchase of plant, property and equipment. During fiscal year 2008, we received $150.5 million from the sale and maturity of investments, $107.7 million for the purchase of investments and used $9.5 million for the purchase of plant, property and equipment. In fiscal year 2009, cash received from the net sale and maturity of investments decreased compared to fiscal year 2008 due to the timing of maturities and because fewer securities were purchased in the later part of fiscal year 2008 due to the market environment.

In October 2004, our board of directors authorized the repurchase, from time to time, of up to $100.0 million of our common stock on the open market. Subsequently, our board of directors voted increased the amount of funds that may be expended in repurchasing our common stock to a total of $800.0 million. On November 19, 2010 our board of directors voted to increase the amount of funds that may be expended in repurchasing our common stock by $100.0 million. The program does not have a fixed expiration date. As of fiscal year end 2010, $67.7 million remained available for repurchase under the existing repurchase authorization. Our stock repurchase plan is influenced by our growth and investment plans, stage in the industry cycle, attractiveness of share price and liquidity needs.

During fiscal year 2010, we generated $0.3 million of cash from financing activities, primarily due to $16.3 million of cash received from the issuance of common stock upon the exercise of stock options and $2.6 million in excess tax benefits related to stock-based compensation. During fiscal year 2010, we used $18.0 million to repurchase 0.7 million shares at a weighted-average price per share of $26.74. During fiscal year 2009, we generated $8.4 million of cash from financing activities, primarily from $8.0 million of cash received from the issuance of common stock upon the exercise of stock options. We did not purchase any shares of our common stock during fiscal year 2009, due to our interest in preserving cash during the industry downturn. In fiscal year 2008, we used $170.1 million of cash for financing activities. During fiscal year 2008, we used $179.5 million to repurchase 4.8 million shares of stock at a weighted-average price per share of $37.74. This was partially offset by the issuance of stock upon the exercise of stock options and under the employee stock purchase plan of $7.3 million and the excess tax benefit from stock based compensation of $2.5 million.

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

Our subsidiary in Japan had one credit facility during fiscal years 2010 and 2009. Maximum available borrowing under the facility was Yen 400,000,000 ($4.8 million) at fiscal year end 2010. The loan is not collateralized and contains no restrictive covenants, although the loan is guaranteed by us. The interest rate for the facility is the 3-month Tokyo interbank offered rate (TIBOR) plus 1.00%, which was approximately 1.4% and 1.6% as of October 1, 2010 and October 2, 2009, respectively. There were no outstanding borrowings as of October 1, 2010 and as of October 2, 2009 under this facility. Our subsidiary in Japan also had an additional credit facility during fiscal year 2009, which was terminated in that year. The termination of this credit facility did not materially impact our liquidity.

Our subsidiary in Taiwan terminated its credit facility of $1.0 million during fiscal year 2009. Any outstanding U.S. Dollar borrowings under the Taiwan facility accrued interest at the local base rate plus 2.0% plus taxes, which was approximately 7.4% at fiscal year end 2008. Any New Taiwan Dollar borrowings accrued interest at the local base rate plus 2.0% plus taxes, which was approximately 4.1% as of October 3, 2008. There were no outstanding borrowings as of October 3, 2008 under this facility. The termination of this credit facility did not materially impact our liquidity.

Our subsidiary in Europe maintains a credit facility that includes overdraft protection of Euro 2.5 million which at October 1, 2010 translated to $3.4 million. Interest accrues at the Euro base rate plus 1.5% and was approximately 6.1% and 6.4% at October 1, 2010 and October 2, 2009, respectively. Borrowings under this facility are payable on demand. The credit facility is not collateralized nor does it contain any restrictive covenants, although the facility is guaranteed by us. There were no outstanding borrowings as of October 1, 2010 and as of October 2, 2009 under this facility.

In February 2003, we purchased our previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The $1.6 million carrying amount of the loan had an estimated fair value of $1.7 million as of October 1, 2010. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and our financial condition as of October 1, 2010.

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

Contractual Obligations

Under GAAP, some obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of October 1, 2010 may have not been included in the consolidated balance sheets and statements of operations included under Item 8. “Financial Statements and Supplementary Data.” We have various contractual obligations impacting our liquidity. The following table summarizes our future payments under contractual obligations as of October 1, 2010:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Other
	(Amounts in thousands)
Long-term debt and interest expense	$1,766	$785	$981	—	—	—
Operating lease obligations (a)	4,837	2,306	1,911	$620	—	—
Purchase obligations (b)	85,094	84,987	107	—	—	—
Non-current income tax payable (c)	55,162	—	—	—	—	$55,162
Other long-term liabilities (d)	25,920	812	7,006	916	$2,515	14,671

Total contractual cash obligations	$172,779	$88,890	$10,005	$1,536	$2,515	$69,833

(a)	Includes lease agreement entered into on October 18, 2010.

(b)	Purchase obligations represent agreements to purchase materials or other goods.

(c)	Represents the non-current tax payable obligation pursuant to the authoritative guidance for accounting for uncertainty in income taxes. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and therefore included this amount in the column marked “Other”.

(d)	Included in other long-term liabilities are liabilities for post-employment and post-retirement benefits, deferred compensation, warranty provision, environmental reserve and other obligations. For certain long-term obligations we are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we include these amounts in the column marked “Other”.

In addition, we maintain vendor liability agreements whereby product can be delivered within our lead time requirements. As of October 1, 2010, our maximum liability under these arrangements was approximately $30.0 million.

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

The Distribution Related Agreements provide that from and after the spin-off, VMS, VI and Varian Semiconductor will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VMS and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VMS, VI, and Varian Semiconductor. The Distribution Related Agreements also provide that we shall assume all of our liabilities, other than shared liabilities (including accounts payable, accrued payroll and pension liabilities) in accordance with their terms. During fiscal years 2010, 2009 and 2008, we were charged $1.1 million, $0.8 million and $1.0 million, respectively, by VMS in settlement of these obligations.

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

We hedge currency exposures that are associated with certain of our assets and liabilities denominated in various non-U.S. dollar currencies. Net foreign losses for fiscal years 2010, 2009 and 2008 were $0.9 million, $0.4 million and $0.3 million, respectively.

Our international sales, except for those in Japan, are primarily denominated in the U.S. dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to us. Upon forecasting the exposure, we enter into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of operations. There was an immaterial amount of ineffectiveness recognized during fiscal years 2010 and 2009.

The table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the estimated fair value of our contracts outstanding as of October 1, 2010 and October 2, 2009.

	October 1, 2010			October 2, 2009
	Notional Value	Contract Rate	Estimated Fair Value- Gain (Loss)	Notional Value	Contract Rate	Estimated Fair Value- Gain (Loss)
	(Dollars in thousands)
Foreign currency purchase contracts:
Japanese Yen	$15,534	86.96	$(23)	$—	—	$—
Singapore Dollar	4,606	1.35	104	1,460	1.43	24
Korean Won	—	—	—	6,289	1,182.13	15
New Taiwan Dollar	917	31.70	11	—	—	—
Euro	—	—	—	1,143	1.43	23

Total foreign currency purchase contracts	$21,057		$92	$8,892		$62

Foreign currency sell contracts:
Japanese Yen	$104,718	86.23	$(2,995)	$17,946	92.00	$(445)
Korean Won	23,573	1,165.49	(648)	13,318	1,250.50	(806)
Israeli Shekel	1,109	3.79	(38)	1,053	3.80	(7)
Euro	320	1.28	(20)
New Taiwan Dollar	—	—	—	640	32.70	(11)

Total foreign currency sell contracts	$129,720		$(3,701)	$32,957		$(1,269)

Total contracts	$150,777		$(3,609)	$41,849		$(1,207)

Interest Rate Risk

Although payments under certain of our overseas borrowing facilities are tied to market indices, we are not exposed to material interest rate risk from these borrowing facilities. We have no material cash flow exposure due to rate changes for cash equivalents and short-term investments. We do not believe that a one percent change in interest rates would have a material impact on the fair value of our investment portfolio or our interest income. We maintain cash investments primarily in U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at October 1, 2010 and October 2, 2009 were $150.3 million and $164.5 million, respectively. As of October 1, 2010 and October 2, 2009, our short-term investments were $60.9 million and $44.0 million, respectively, and consisted primarily of corporate bonds, certificates of deposit and government agency and U.S. Treasury securities. As of October 1, 2010 and October 2, 2009, our long-term investments were $101.3 million and $86.4 million, respectively, and consisted primarily of U.S. Treasury, government agency and corporate.

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

Disclosure Controls and Procedures

The management of Varian Semiconductor, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of October 1, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of October 1, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 1, 2010 that has materially affected, or is reasonably likely to materially affect, Varian Semiconductor’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of Varian Semiconductor is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, with the participation our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Varian Semiconductor’s internal control over financial reporting as of October 1, 2010. In their evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO in Internal Control—Integrated Framework.

Based on management’s evaluation using the COSO criteria, management concludes that Varian Semiconductor maintained effective internal control over financial reporting as of October 1, 2010. This evaluation has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The response to this item is contained in part under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and in part in Varian Semiconductor’s Proxy Statement for the Annual Meeting of Stockholders to be held on January 20, 2011 (the “2011 Proxy Statement”) under the captions “Election of Directors,” “Information About Stockholder Proposals for 2011 Annual Meeting” and “Corporate Governance” which sections are incorporated herein by this reference.

The information required by this Item pursuant to Item 405 of Regulation S-K will appear under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement, which section is incorporated herein by reference.

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

The response to this item is contained in the 2011 Proxy Statement under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” which sections are incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is contained in the 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information,” which sections are incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The response to this item is contained in the 2011 Proxy Statement under the captions “Director Independence,” “Policies and Procedures for Related Person Transactions” and “Transactions with Related Persons,” which section is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services.

The response to this item is contained in the 2011 Proxy Statement under the caption “Independent Registered Public Accounting Firm’s Fees,” which section is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements: (see index on page F-1 of this report)

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of October 1, 2010 and October 2, 2009

•	Consolidated Statements of Operations for fiscal years ended October 1, 2010, October 2, 2009 and October 3, 2008

•	Consolidated Statements of Cash Flows for fiscal years ended October 1, 2010, October 2, 2009 and October 3, 2008

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for fiscal years ended October 1, 2010, October 2, 2009 and October 3, 2008

•	Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule: (see index on page F-1 of this report)

The following financial statement schedule of Varian Semiconductor and its subsidiaries for fiscal years 2010, 2009 and 2008 is filed as a part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of Varian Semiconductor and its subsidiaries.

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

Date: November 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY E. DICKERSON Gary E. Dickerson	Chief Executive Officer (Principal Executive Officer)	November 22, 2010

/s/ ROBERT J. HALLIDAY Robert J. Halliday	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 22, 2010

/s/ THOMAS C. BAKER Thomas C. Baker	Vice President, Finance (Principal Accounting Officer)	November 22, 2010

/s/ RICHARD A. AURELIO Richard A. Aurelio	Chairman of the Board	November 22, 2010

/s/ ROBERT W. DUTTON Robert W. Dutton	Director	November 22, 2010

/s/ DENNIS G. SCHMAL Dennis G. Schmal	Director	November 22, 2010

/s/ BIN-MING TSAI Bin-Ming Tsai	Director	November 22, 2010

/s/ XUN CHEN Xun Chen	Director	November 22, 2010

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
2.1	Distribution Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc. dated as of January 14, 1999.	10-12(g)	02/12/1999	2.1

3.1	Restated Certificate of Incorporation of Varian Semiconductor Equipment Associates, Inc.	10-12(g)	02/12/1999	3.1

3.2	By-Laws of Varian Semiconductor Equipment Associates, Inc.	10-12(g)/a	03/08/1999	3.2

3.3	Amendment to By-Laws of Varian Semiconductor Equipment Associates, Inc.	8-K	03/04/2009	3.2

4.1	Specimen Common Stock Certificate.	10-12(g)/a	03/08/1999	4.1

4.2	Rights Agreement between First Chicago Trust Company of New York and the Registrant, dated as of February 19, 1999.	10-12(g)/a	03/08/1999	4.2

4.3	Amendment dated as of October 15, 2001 to the Rights Agreement between First Chicago Trust Company of New York and Registrant, dated February 19, 1999, to appoint EquiServe Trust Company, N.A.	10-K	12/20/2001	10.12

4.4	Amendment No. 2 dated as of October 25, 2004 to the Rights Agreement (as amended) between EquiServe Trust Company, N.A. and the Registrant.	10-K	12/14/2004	4.4

10.1	Form of Employee Benefits Allocation Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-12(g)	02/12/1999	10.1

10.2	Supplemental Retirement Plan of Varian Semiconductor Equipment Associates, Inc. 2005 Restatement.	10-Q	02/10/2009	10.1

10.3	Form of Intellectual Property Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc., and Varian, Inc.	10-12(g)	02/12/1999	10.2

10.4	Form of Tax Sharing Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-12(g)	02/12/1999	10.3

10.5	Form of Transition Services Agreement among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-12(g)	02/12/1999	10.4

10.6	Form of Change in Control Agreement for Chief Executive Officer and Chairman of the Board.	8-K	10/15/2004	10.3

10.7	Form of Indemnity Agreement with Directors and Executive Officers.	10-12(g)/a	03/08/1999	10.8

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
10.8	Varian Semiconductor Equipment Associates, Inc. Amended and Restated 2006 Stock Incentive Plan	8-K	03/13/2006	10.6

10.9	Varian Semiconductor Equipment Associates, Inc. 2006 Management Incentive Plan.	10-K	12/07/2006	10.8

10.10	Varian Semiconductor Equipment Associates, Inc. Deferred Compensation Plan	10-K	12/07/2006	10.9

10.11	Varian Semiconductor Equipment Associates, Inc. Employee Stock Purchase Plan.	10-K	12/20/2001	10.11

10.12	Purchase and Sale Agreement made as of November 27, 2002, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.	10-Q	02/05/2003	10.1

10.13	First Amendment to Purchase and Sale Agreement, dated as of January 6, 2003, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.	10-Q	02/05/2003	10.2

10.14	Second Amendment to Purchase and Sale Agreement, dated as of January 28, 2003, by and between Berkshire-Newburyport Limited Partnership and Varian Semiconductor Equipment Associates, Inc.	10-Q	02/05/2003	10.3

10.15	Form of Change in Control Agreement for Chief Financial Officer.	8-K	10/15/2004	10.4

10.16	Form of Change in Control Agreement for Certain Designated Executives.	8-K	10/15/2004	10.5

10.17	Form of Nonstatutory Stock Option Agreement for Directors	8-K	03/13/2006	10.1

10.18	Form of Nonstatutory Stock Option Agreement for Officers	8-K	03/13/2006	10.2

10.19	Form of Nonstatutory Stock Option Agreement for Employees	8-K	03/13/2006	10.3

10.20	Form of Restricted Stock Agreement for Officers	8-K	03/13/2006	10.4

10.21	Form of Restricted Stock Agreement for Employees	8-K	03/13/2006	10.5

10.22	Form of Deferred Stock Units Agreement for Directors	8-K	03/17/2006	10.1

10.23	Offer Letter from the Registrant to Gary E. Dickerson, as amended.	10-Q	08/05/2005	10.2

10.24	Letter Agreement, dated as of January 2, 2006 between Richard A. Aurelio and Varian Semiconductor Equipment Associates, Inc.	8-K	01/03/2006	10.2

10.25	Form of Amendment to all Change in Control Agreements	10-K	12/13/2005	10.22

10.26	Amendment to Change in Control Agreement for Gary E. Dickerson	10-Q	02/10/2009	10.2

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
10.27	Amendment to Change in Control Agreement for Robert J. Halliday	10-Q	02/10/2009	10.3

10.28	Amendment to Change in Control Agreement for Yong-Kil Kim	10-Q	02/10/2009	10.4

10.29	Amendment to Change in Control Agreement for Thomas C. Baker	10-Q	02/10/2009	10.5

10.30	Form of Restricted Stock Agreement for Officers with Performance Vesting	10-K	12/07/2006	10.30

10.31	Amendment, dated February 8, 2007, to Letter Agreement between Richard A. Aurelio and Varian Semiconductor Equipment Associates, Inc., dated as of January 2, 2006	10-K	11/21/2007	10.30

10.32	Credit Agreement, dated as of May 23, 2008, certain lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and Varian Semiconductor Equipment Associates, Inc.	8-K	05/23/2008	10.1

10.33	Form of Promissory Note from Varian Semiconductor Equipment Associates, Inc. to Lender	8-K	05/23/2008	10.2

10.34	Form of Nonstatutory Stock Option Agreement for Officers (effective as of August 15, 2008)	8-K	08/20/2008	10.1

10.35	Form of Restricted Stock Agreement for Employees including Officers (effective as of August 15, 2008)	8-K	08/20/2008	10.2

10.36	Second Amendment to Varian Semiconductor Equipment Associates, Inc. Amended and Restated 2006 Stock Incentive Plan	DEF 14A	12/17/2008

10.37	Form Restricted Stock Units Agreement for Directors	8-K	12/07/2009	10.1

14.1	Code of Business Conduct and Ethics	10-K	12/07/2006	14.1

21.1	Subsidiaries of the Registrant.	10-K		21.1	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K		23.1	X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K		31.1	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K		31.2	X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K		32.1	X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K		32.2	X

Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of the Registrant and its subsidiaries are required to be included in Item 8:

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of October 1, 2010 and October 2, 2009	F-3

Consolidated Statements of Operations for fiscal years ended October 1, 2010, October 2, 2009 and October 3, 2008	F-4

Consolidated Statements of Cash Flows for fiscal years ended October 1, 2010, October 2, 2009 and October 3, 2008	F-5

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for fiscal years ended October 1, 2010, October 2, 2009 and October 3, 2008	F-6

Notes to the Consolidated Financial Statements	F-7

The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2010, 2009 and 2008 should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Varian Semiconductor Equipment Associates, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Varian Semiconductor Equipment Associates, Inc. and its subsidiaries (the “Company”) at October 1, 2010 and October 2, 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for fair value measurements in fiscal year 2009.

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

/S/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

November 22, 2010

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

	October 1, 2010	October 2, 2009
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$235,450	$192,148
Short-term investments	60,871	44,043
Accounts receivable, net	223,960	115,002
Inventories	190,538	100,764
Deferred income taxes	20,955	19,601
Other current assets	21,428	22,188

Total current assets	753,202	493,746
Long-term investments	101,332	86,439
Property, plant and equipment, net	68,140	65,785
Goodwill	12,280	12,280
Deferred income taxes	4,363	5,325
Other assets	2,893	2,664

Total assets	$942,210	$666,239

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$668	$610
Accounts payable	53,529	26,449
Accrued expenses	46,071	22,812
Income taxes payable	7,476	1,820
Product warranty	8,627	3,943
Deferred revenue	46,707	27,098

Total current liabilities	163,078	82,732
Long-term accrued expenses and other long-term liabilities	80,206	66,285
Long-term debt	924	1,592

Total liabilities	244,208	150,609

Commitments, contingencies and guarantees (Note 22)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 95,819,646 shares issued and 73,432,116 shares outstanding at October 1, 2010; 94,519,926 shares issued and 72,804,096 shares outstanding at October 2, 2009	958	945
Capital in excess of par value	654,458	612,930
Less: Cost of 22,387,530 and 21,715,830 shares of common stock held in treasury at October 1, 2010 and October 2, 2009, respectively	(732,859)	(714,877)
Retained earnings	775,635	616,051
Accumulated other comprehensive (loss) income	(190)	581

Total stockholders’ equity	698,002	515,630

Total liabilities and stockholders’ equity	$942,210	$666,239

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	October 1, 2010	October 2, 2009	October 3, 2008
	(Amounts in thousands, except per share data)
Revenue
Product	$769,574	$309,230	$752,629
Service	62,206	52,851	81,432

Total revenue	831,780	362,081	834,061

Cost of revenue
Product	383,950	185,475	386,713
Service	40,433	33,938	51,582

Total cost of revenue	424,383	219,413	438,295

Gross profit	407,397	142,668	395,766

Operating expenses
Research, development and engineering	98,233	80,063	111,240
Marketing, general and administrative	121,705	96,193	130,672
Restructuring	380	9,159	1,607

Total operating expenses	220,318	185,415	243,519

Operating income (loss)	187,079	(42,747)	152,247
Interest income	3,895	5,283	10,505
Interest expense	(269)	(929)	(1,724)
Other expense, net	(1,132)	(1,088)	(117)

Income (loss) before income taxes	189,573	(39,481)	160,911
Provision for (benefit from) income taxes	29,989	(1,483)	61,395

Net income (loss)	$159,584	$(37,998)	$99,516

Weighted average shares outstanding—basic	74,372	73,075	74,320
Weighted average shares outstanding—diluted	75,275	73,075	75,393
Net income (loss) per share—basic	$2.15	$(0.52)	$1.34
Net income (loss) per share—diluted	$2.12	$(0.52)	$1.32

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	October 1, 2010	October 2, 2009	October 3, 2008
	(Amounts in thousands)
Cash flow from operating activities:
Net income (loss)	$159,584	$(37,998)	$99,516
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,851	15,603	17,106
Amortization of investment premiums	1,785	611	412
Deferred income taxes	(392)	(278)	3,195
Stock-based compensation	21,968	22,140	23,107
Tax benefit from stock-based compensation	3,275	554	2,629
Excess tax benefits from stock-based compensation	(2,631)	(986)	(2,499)
Changes in assets and liabilities:
Accounts receivable, net	(106,024)	16,756	61,341
Inventories	(95,793)	56,135	4,915
Other current assets	760	2,259	1,563
Accounts payable	26,882	(2,678)	(20,619)
Accrued expenses	36,493	(17,595)	5,212
Product warranty	4,920	(4,263)	(4,706)
Deferred revenue	22,852	(9,659)	(23,621)
Other	210	1,073	438

Net cash provided by operating activities	89,740	41,674	167,989

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,469)	(7,095)	(9,475)
Proceeds from sales of investments	14,608	7,773	21,599
Proceeds from maturities of investments	86,076	74,317	128,871
Purchases of investments	(133,053)	(70,517)	(107,730)

Net cash (used in) provided by investing activities	(44,838)	4,478	33,265

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of options and issuance of stock under the employee stock purchase plan	16,298	7,976	7,338
Excess tax benefits from stock-based compensation	2,631	986	2,499
Repurchase of common stock	(17,982)	—	(179,454)
Repayment of long-term debt	(610)	(559)	(510)

Net cash provided by (used in) financing activities	337	8,403	(170,127)

Effects of exchange rates on cash	(1,937)	(2,086)	(962)

Net increase in cash and cash equivalents	43,302	52,469	30,165
Cash and cash equivalents at beginning of period	192,148	139,679	109,514

Cash and cash equivalents at end of period	$235,450	$192,148	$139,679

Supplemental information to the cash flow:
Cash payments for income taxes, net of refunds	$10,089	$515	$39,161
Cash payments for interest	$214	$509	$498
Non-cash transfers of engineering and demonstration tools from inventory to equipment, net	$6,018	$8,668	$1,423

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(Shares and amounts in thousands)
Balance at September 28, 2007	75,752	$927	$549,204	($535,423)	$556,237	($1,173)	$569,772
Components of comprehensive income:
Net income	—	—	—	—	99,516	—	99,516
Unrealized gain on cash flow hedging instruments, net of tax (1)	—	—	—	—	—	460	460
Reclassification adjustment for realized gains on cash flow hedging instruments included in net income, net of tax (2)	—	—	—	—	—	(389)	(389)
Unrealized loss on investments, net of tax (3)	—	—	—	—	—	(1,469)	(1,469)
Reclassification adjustment for realized gains on investments included in net income, net of tax (4)	—	—	—	—	—	(235)	(235)
Actuarial gain on pension plan, net of tax (5)	—	—	—	—	—	629	629

Total comprehensive income	—	—	—	—	—	—	98,512

Adjustment for uncertainty in income taxes (upon initial adoption of new accounting principle), net of tax	—	—	—	—	(1,704)	—	(1,704)
Acquisition of treasury shares	(4,751)	—	—	(179,454)	—	—	(179,454)
Stock-based compensation expense	—	—	23,107	—	—	—	23,107
Issuance of common stock under stock plans, including income tax benefit (6)	818	8	9,959	—	—	—	9,967

Balance at October 3, 2008	71,819	935	582,270	(714,877)	654,049	(2,177)	520,200
Components of comprehensive loss:
Net loss	—	—	—	—	(37,998)	—	(37,998)
Unrealized loss on cash flow hedging instruments net of tax (1)	—	—	—	—	—	(1,405)	(1,405)
Reclassification adjustment for realized losses on cash flow hedging instruments included in net loss, net of tax (2)	—	—	—	—	—	1,225	1,225
Unrealized gain on investments, net of tax (3)	—	—	—	—	—	2,539	2,539
Reclassification adjustment for realized losses on investments included in net loss, net of tax (4)	—	—	—	—	—	524	524
Actuarial loss on pension plan, net of tax (5)	—	—	—	—	—	(125)	(125)

Total comprehensive loss	—	—	—	—	—	—	(35,240)

Acquisition of treasury shares	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	22,140	—	—	—	22,140
Issuance of common stock under stock plans, including income tax benefit (6)	985	10	8,520	—	—	—	8,530

Balance at October 2, 2009	72,804	945	612,930	(714,877)	616,051	581	515,630
Components of comprehensive income:
Net income	—	—	—	—	159,584	—	159,584
Unrealized loss on cash flow hedging instruments net of tax (1)	—	—	—	—	—	(2,285)	(2,285)
Reclassification adjustment for realized losses on cash flow hedging instruments included in net loss, net of tax (2)	—	—	—	—	—	603	603
Unrealized gain on investments, net of tax (3)	—	—	—	—	—	663	663
Reclassification adjustment for realized losses on investments included in net loss, net of tax (4)	—	—	—	—	—	120	120
Actuarial loss on pension plan, net of tax (5)	—	—	—	—	—	128	128

Total comprehensive income	—	—	—	—	—	—	158,813

Acquisition of treasury shares	(672)	—	—	(17,982)	—	—	(17,982)
Stock-based compensation expense	—	—	21,968	—	—	—	21,968
Issuance of common stock under stock plans, including income tax benefit (6)	1,300	13	19,560	—	—	—	19,573

Balance at October 1, 2010	73,432	958	654,458	(732,859)	775,635	(190)	$698,002

(1)	Net of $(99) thousand, $(722) thousand and $317 thousand of tax in fiscal years 2010, 2009 and 2008, respectively.

(2)	Net of $(26) thousand, $(644) thousand and $277 thousand of tax in fiscal years 2010, 2009 and 2008, respectively.

(3)	Net of $374 thousand, $1,544 thousand and $1,051 thousand of tax in fiscal years 2010, 2009 and 2008, respectively.

(4)	Net of $(68) thousand, $(21) thousand and $168 thousand of tax in fiscal years 2010, 2009 and 2008, respectively.

(5)	Net of $81 thousand, $(69) thousand and $432 thousand of tax in fiscal years 2010, 2009 and 2008, respectively.

(6)	Net of $3,275 thousand, $554 thousand and $2,629 thousand of income tax benefit in fiscal years 2010, 2009 and 2008, respectively.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Company

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

The accompanying consolidated financial statements include the accounts of Varian Semiconductor and its subsidiaries and have been prepared by us in accordance with accounting principles generally accepted in the U.S., or GAAP.

Note 2.	Basis of Presentation and Summary of Significant Accounting Policies

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

Reclassifications

Certain prior year amounts in the footnotes have been reclassified to conform with the current year’s presentation.

Fiscal Year

Our fiscal year is a 52-week or 53-week period that ends on the Friday nearest September 30. Fiscal year 2010 was comprised of a 52-week period ended on October 1, 2010. Fiscal year 2009 was comprised of a 52-week period ended on October 2, 2009. Fiscal year 2008 was comprised of a 53-week period ended on October 3, 2008.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Product revenue is comprised of established and new products including tools, upgrades and spare parts.

We recognize revenue from tool sales upon shipment, provided that title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collectability is reasonably assured and there are no uncertainties regarding customer acceptance. Our transactions frequently include the sale of systems and services under multiple element arrangements.

We generally follow predetermined criteria for changing the classification of a new tool to an established tool. We generally recognize tools as established after demonstrating success in achieving customer acceptance of the same tool type and specification, for the same or similar application. In most circumstances, once a new tool achieves the predetermined criteria, the tool is considered established. Furthermore, prior installation costs on the tool type can also influence the evaluation of tool maturity on a going forward basis.

Tools are classified as established if the installation process and the post-delivery acceptance provisions are deemed routine, and there is a demonstrated history of achieving the predetermined established tool criteria. The majority of tools are designed and manufactured to meet contractual customer specifications, and established tools must have been demonstrated to meet customer specifications before shipment.

For established and new tools, a portion of the total purchase price is typically not due until installation occurs and the customer accepts the tool. For established tools, the lesser of the amount allocated to the equipment or the contractual amount due upon delivery is recorded as product revenue upon delivery. The amount deferred for installation is recognized as service revenue upon customer acceptance and any remaining deferral is recognized as product revenue. For new tools, revenue is not recognized until customer acceptance. Spare parts and upgrade sales are typically recognized as revenue upon the later of delivery or the transfer of title and risk of loss to the customer.

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

In October 2009, the Financial Accounting Standards Board, or FASB, issued new accounting guidance for revenue recognition for multiple element arrangements. The new accounting guidance is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We adopted the new accounting guidance in the third quarter of fiscal year 2010. In accordance with the new guidance, we applied the adoption prospectively from the beginning of fiscal year 2010. There was no significant impact on our financial position, results of operations or cash flows upon implementation and we do not expect the adoption of this guidance to have a material impact on our future reporting periods based on our current practices. The new accounting guidance impacts the determination of when the individual elements included in a multiple element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the separately identified elements by requiring the use of the relative selling price method and no longer permitting the use of the residual method to allocate arrangement consideration. Additionally, the new accounting guidance modifies the fair value requirements by allowing the use of estimated selling prices, or ESP,

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of elements if the entity does not have vendor-specific objective evidence, or VSOE, or third-party evidence, or TPE, of a selling price. A selling price hierarchy must be followed in which an entity must first determine that it does not have VSOE or TPE before using ESP to allocate revenue to the elements in an arrangement.

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

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been billed pursuant to contractual terms but have not been recognized as revenue. We also defer the fair value of extended warranties bundled with equipment sales as deferred revenue. Deferred revenue for extended warranties is recognized ratably over the applicable warranty term, which generally is from 13 to 24 months from the date the customer accepts the products.

Evaluation Tools

We periodically supply evaluation tools to potential new customers, usually for a period of six months to one year. While the tool is at the customer’s semiconductor manufacturing factory, or fab, we work closely with the customer on complex processes to qualify the tool for that particular customer’s requirements. Until it is determined that a sale is probable, qualification costs are included in marketing, general and administrative expenses in the period incurred and we amortize the carrying value of the evaluation tool ratably over a period of typically four years. These costs are recorded as marketing, general and administrative expenses and the carrying value of the evaluation tool is included in inventory. Once it is determined a sale is probable, future qualification costs are added to the carrying value of the tool and the amortization of the carrying value is terminated. Customer evaluations are often successful and upon fulfillment of all four revenue recognition criteria, we recognize the revenue from the evaluation tool and remaining tool costs through revenue and cost of product revenue, respectively.

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

Cash, Cash Equivalents and Investments

We consider all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments.

Short-term investments consist primarily of certificates of deposit, U.S. Treasury and government agency securities and corporate bonds. All short-term investments have been classified as available-for-sale and are carried at fair market value, which approximates cost, due to the short period of time to maturity and the relative risk of the investments. At fiscal year end 2010, we had the ability but not the intent to liquidate certain investments in order to meet our liquidity needs for the next twelve months. Accordingly, those investments with contractual maturities greater than one year from the date of acquisition have been classified as long-term.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Long-Lived Assets

As of October 1, 2010 and October 2, 2009, goodwill was $12.3 million. In accordance with the provisions of the goodwill accounting guidance, goodwill is not amortized. We test for the impairment of goodwill on an annual basis or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. We test for goodwill impairment at the consolidated level, as our subsidiaries do not constitute separate businesses and all possess similar economic characteristics. The test is performed by deducting the fair value of all assets and liabilities from the total estimated fair value to determine residual goodwill. We completed our annual goodwill impairment test in each of the fiscal years ended 2010 and 2009 and determined that goodwill was not impaired.

Whenever events or changes in circumstances indicate that the carrying amounts of a long-lived asset may not be recoverable, we review these assets for impairment. If the future undiscounted cash flows are less than the carrying amount of that asset, impairment exists. We recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Fair value is normally assessed using a discounted cash flow model. No impairment losses on long-lived assets were recognized in each of the fiscal years ended 2010 and 2009.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The accounting standard which provides guidance for accounting for uncertainty in income taxes contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The accounting standard for uncertainty in income taxes also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

All of our derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity, and is reclassified into earnings when the hedged transaction is settled. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

Foreign Currency Translation

For international operations, the U.S. dollar is the functional currency. Monetary assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates. Nonmonetary assets such as inventories and property, plant, and equipment are translated at historical rates. Income and expense items are translated at effective rates of exchange prevailing during each year, except that inventories and depreciation charged to operations are translated at historical rates. Foreign exchange gains and losses are recorded in the consolidated statements of operations in other expense, net.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of trade accounts receivable, cash investments and forward foreign exchange contracts. In recent fiscal years, we have sold over half of our systems to our ten largest customers, and our trade accounts receivable is primarily comprised of these respective customers. However, the concentration of credit risk is limited as the customer base is dispersed among many geographic regions and is comprised primarily of large multinational companies. Furthermore, for some higher risk customers, we may require a letter of credit to reduce credit exposure. We perform ongoing credit evaluations and generally do not require collateral from our customers. As of October 1, 2010, four customers accounted for 12%, 11%, 11% and 10%, respectively, of the accounts receivable balance. As of October 2, 2009, two customers accounted for 23% and 21% of the accounts receivable balance.

In fiscal year 2010, revenue from two customers accounted for 23% and 13% of our total revenue. In fiscal year 2009, revenue from two customers accounted for 21% and 16% of our total revenue. In fiscal year 2008, revenue from two customers accounted for 16% and 13% of our total revenue.

We consider all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents as of October 1, 2010 and October 2, 2009 were $150.3 million and $164.5 million, respectively. Cash and cash equivalents are invested with multiple financial institutions. Investments consist primarily of U.S. Treasury, government agency and corporate bonds and certificates of deposit. All investments have been classified as available-for-sale and are carried at fair market value due to the short period of time to maturity and the relative risk of the investments. We manage our cash equivalents and investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We also place forward foreign exchange contracts with investment grade financial institutions in order to minimize currency risk exposure.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3 inputs. The guidance for Level 3 fair value measurements disclosures becomes effective for us in the first quarter of fiscal year 2011. We do not expect this guidance to have an impact on our consolidated financial statements.

Note 3. Fair Value

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

In February 2008, the FASB issued authoritative guidance which allows for the delay of the effective date for one year of the authoritative guidance for fair value measurements for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted the provisions of the guidance for financial assets and liabilities on October 4, 2008, but elected a partial deferral under the provision related to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. The guidance did not have a material impact on our consolidated financial statements when it was applied to nonfinancial assets and nonfinancial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of fiscal year 2010.

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

Cash equivalents

We consider all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents and are classified as Level 1 in the valuation hierarchy. Cash equivalents such as Certificates of Deposit and Commercial Paper are classified as Level 2 in the valuation hierarchy. The carrying amounts of cash equivalents approximate estimated fair value due to the short-term maturities of those financial assets.

Securities available-for-sale

Equity securities are classified as Level 1 in the valuation hierarchy, where quoted prices are available in an active market. We may utilize an alternative pricing method (for example, matrix pricing) and quotations from bond dealers to assist in determining fair value for each security traded over-the-counter rather than on a securities exchange. Matrix pricing is a mathematical technique which considers information with respect to comparable bond and note transactions or by reference to other securities that are considered comparable in such characteristics as rating, interest rate and maturity date, to determine fair value. Securities priced using such methods are generally classified as Level 2 and typically include U.S. Treasury and agency securities, corporate bonds and municipal bonds.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Balance at October 1, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash equivalents	$150,315	$143,552	$6,763	$—
Short-term and long-term investments
U.S. Treasury and agency securities	29,584	—	29,584	—
Corporate bonds	119,443	—	119,443	—
Municipal bonds	2,043	—	2,043	—
Certificate of deposit	4,408	—	4,408	—
Equity securities	5,042	5,042	—	—

Total assets at fair value	$310,835	$148,594	$162,241	$—

Deferred compensation	$5,042	$5,042	$—	$—
Derivative liabilities	3,609	3,609	—	—

Total liabilities at fair value	$8,651	$8,651	$—	$—

	Balance at October 2, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash equivalents	$164,511	$164,511	$—	$—
Short-term and long-term investments
U.S. Treasury and agency securities	35,730	—	35,730	—
Corporate bonds	83,583	—	83,583	—
Municipal bonds	4,634	—	4,634	—
Equity securities	5,435	5,435	—	—

Total assets at fair value	$293,893	$169,946	$123,947	$—

Deferred compensation	$5,435	$5,435	$—	$—
Derivative liabilities	1,207	1,207	—	—

Total liabilities at fair value	$6,642	$6,642	$—	$—

Non-Marketable Equity Investments

As of October 1, 2010 and October 2, 2009, the portfolio of financial assets excludes $1.7 million and $1.1 million, respectively, of minority equity investments in four and two private companies, respectively, which are accounted for under the cost method and are outside the scope of the authoritative accounting guidance for fair value measurements. These equity investments are included in long-term investments on our consolidated balance sheets.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period. The effect of recording stock-based compensation for fiscal years ended 2010, 2009 and 2008 was as follows:

	Fiscal Year Ended
	October 1, 2010	October 2, 2009	October 3, 2008
	(Amounts in thousands)
Effect of stock-based compensation on income by line item:
Cost of product revenue	$921	$944	$1,025
Cost of service revenue	700	789	1,035
Research, development and engineering expense	4,668	4,620	4,611
Marketing, general and administrative expense	15,679	15,787	16,436
Provision for income taxes	(3,827)	—	(9,386)

Total cost related to stock-based compensation	$18,141	$22,140	$13,721

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

The fair value of each option granted during fiscal years 2010, 2009 and 2008 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	October 1, 2010	October 2, 2009	October 3, 2008
Expected life (in years)	3.7	3.7	3.6
Expected volatility	51.3%	50.7%	46.1%
Risk-free interest rate	1.6%	1.8%	3.0%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted-average grant date fair value	$12.02	$7.34	$13.47

Stock Incentive Plan

The 2006 Stock Incentive Plan, or the Plan, which replaced the Amended and Restated Omnibus Stock Plan upon shareholder approval on February 9, 2006, provides for the grant of non-qualified share-based awards to our eligible employees, consultants and non-employee directors. As of October 1, 2010, a total of 4,436,484 shares were reserved for future issuance under the Plan.

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

The following table summarizes the stock option and restricted stock activity for fiscal year 2010:

	Stock Option Activity				Unvested Restricted Stock Award Activity		Unvested Restricted Stock Unit Activity
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
			(In years)	(In thousands)
Outstanding at October 2, 2009	6,023,102	$23.33			624,940	$25.39	55,064	$24.53
Granted	558,900	30.73			556,691	33.18	16,410	30.46
Exercised	(910,062)	17.91
Restricted stock vested					(357,824)	25.19	(31,834)	29.04
Forfeited/expired/cancelled	(55,091)	25.26			(35,432)	29.33	—	—

Outstanding at October 1, 2010	5,616,849	$24.93	3.7	$37,799	788,375	$30.80	39,640	$23.36

Options vested and expected to vest at October 1, 2010	5,586,834	$24.91	3.7	$37,689
Options exercisable at October 1, 2010	3,758,748	$23.64	2.8	$29,728

The total intrinsic value is based on our closing stock price of $28.90 as of the last day of fiscal year 2010 and represents the amounts that would have been received by the option holders had all option holders exercised their options as of that date.

As of October 1, 2010, the unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock was $15.8 million and $19.7 million, respectively. These amounts will be recognized over an estimated weighted average amortization period of 2.4 years and 2.9 years, respectively.

The total intrinsic value of options exercised during fiscal years 2010, 2009 and 2008 was $12.7 million, $4.9 million and $4.8 million, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date strike price. The total amount of cash received from the exercise of these options in fiscal years 2010, 2009 and 2008 was $16.3 million, $6.3 million and $3.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercises in fiscal years 2010, 2009 and 2008 totaled $3.9 million, $1.5 million and $1.5 million, respectively. The total fair value of restricted stock grants that vested during the fiscal years 2010, 2009 and 2008 was $11.8 million, $9.4 million and $16.9 million, respectively.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

Our employees, who elect to participate in the Employee Stock Purchase Plan, or ESPP, are able to purchase common stock at the lower of 85% of the fair market value of our common stock on the first or last day of the applicable offering period. Typically, each offering period lasts six months. On November 24, 2008, we decided to suspend enrollment and participation in the ESPP from January 1, 2009 to December 31, 2010. As of October 1, 2010, there were a total of 828,266 shares of common stock reserved for issuance under the ESPP. The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	October 1, 2010	October 2, 2009	October 3, 2008

Expected life (in years)	0.0	0.5	0.5
Expected volatility	0.0%	49.0%	53.2%
Risk-free interest rate	0.0%	2.1%	2.7%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted-average grant date fair value	$0.00	$10.44	$10.84

Note 5.    Cash, Cash Equivalents and Investments

We consider all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents as of October 1, 2010 and October 2, 2009 were $150.3 million and $164.5 million, respectively.

Investments consist primarily of U.S. Treasury and government agency securities and corporate bonds. All investments have been classified as available-for-sale and are carried at fair value. The cost of securities sold was determined based on the specific identification method. Investments with contractual maturities greater than one year from the date of acquisition have been classified as long-term.

Net realized losses on investments for fiscal year 2010 were approximately $0.1 million. Net realized losses on investments for fiscal year 2009 were approximately $0.5 million. Net realized gains on investments for fiscal year 2008 were approximately $0.4 million. As of October 1, 2010 and October 2, 2009, net unrealized gains on investments of $2.1 million and $0.9 million, respectively, were recorded as other comprehensive income.

We determined that the unrealized losses at as of October 1, 2010, as aggregated by security type in the table below, are temporary. This assessment is based upon the nature of the investments and the causes of the unrealized losses. The investments are in corporate bonds and U.S. Treasury and agency securities, as stated in the investment policy. The unrealized losses relate to the decline in fair value due to differences between the securities’ interest rates at acquisition and current interest rates and the decline in credit worthiness of certain debtors.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized losses on investments as of October 1, 2010 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows:

	In Loss Position for Less than 12 Months		In Loss Position for 12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Amounts in thousands)
U.S. Treasury and agency securities	$3,002	$(1)	$639	$(8)	$3,641	$(9)
Corporate bonds	19,248	(16)	6,621	(26)	25,869	(42)

Total	$22,250	$(17)	$7,260	$(34)	$29,510	$(51)

Investments by security type as of October 1, 2010 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
U.S. Treasury and agency securities	$29,072	$521	$(9)	$29,584
Corporate bonds	118,081	1,404	(42)	119,443
Municipal bonds	2,012	31	—	2,043
Certificate of deposit	4,408	—	—	4,408
Other	6,485	240	—	6,725

Total	$160,058	$2,196	$(51)	$162,203

Investments by security type as of October 2, 2009 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
U.S. Treasury and agency securities	$35,433	$298	$(1)	$35,730
Corporate bonds	82,868	1,048	(333)	83,583
Municipal bonds	4,598	36	—	4,634
Other	6,663	—	(128)	6,535

Total	$129,562	$1,382	$(462)	$130,482

The investment maturities are as follows:

	October 1, 2010	October 2, 2009
	(Amounts in thousands)
Maturing within 1 year	$60,871	$44,043
Maturing between 1 year and 5 years	101,332	86,439

Total	$162,203	$130,482

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Accounts Receivable

Accounts receivable consist of the following:

	October 1, 2010	October 2, 2009
	(Amounts in thousands)
Accounts receivable	$225,058	$116,754
Allowance for doubtful accounts	(1,098)	(1,752)

Accounts receivable, net	$223,960	$115,002

Note 7.    Inventories

The components of inventories are as follows:

	October 1, 2010	October 2, 2009
	(Amounts in thousands)
Raw materials and parts	$89,947	$67,853
Work in process	24,843	13,133
Finished goods	75,748	19,778

Total inventories	$190,538	$100,764

Note 8.    Property, Plant and Equipment

The components of property, plant, and equipment are as follows:

	Useful Life	October 1, 2010	October 2, 2009
	(In years)	(Amounts in thousands)
Land and land improvements	—	$5,790	$6,065
Buildings and leasehold improvements	7-20	64,301	63,131
Machinery and equipment	2-7	136,499	128,442
Construction in progress	—	7,916	5,508

		214,506	203,146
Accumulated depreciation		(146,366)	(137,361)

Property, plant and equipment, net		$68,140	$65,785

Depreciation expense was $15.9 million, $15.6 million and $17.1 million for fiscal years 2010, 2009 and 2008, respectively. There were no capital leases in fiscal years 2010 or 2009.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

leverage ratio. The credit agreement contained events of default and covenants. The credit facility was intended to provide ongoing working capital and cash for acquisitions, repurchases of common stock, capital expenditures and other general corporate purposes. We terminated this credit agreement effective March 27, 2009, pursuant to the terms of the credit agreement.

Our subsidiary in Japan had one credit facility during fiscal years 2010 and 2009. Maximum available borrowing under the facility was Yen 400,000,000 ($4.8 million) at fiscal year end 2010. The loan is not collateralized and contains no restrictive covenants, although the loan is guaranteed by us. The interest rate for the facility is the 3-month Tokyo interbank offered rate (TIBOR) plus 1.00%, which was approximately 1.4% and 1.6% as of October 1, 2010 and October 2, 2009, respectively. There were no outstanding borrowings as of October 1, 2010 and as of October 2, 2009 under this facility. Our subsidiary in Japan also had an additional credit facility during fiscal year 2009, which was terminated in that year.

Our subsidiary in Taiwan terminated their credit facility of $1.0 million during fiscal year 2009. Any outstanding U.S. Dollar borrowings under the Taiwan facility accrued interest at the local base rate plus 2.0% plus taxes.

Our subsidiary in Europe maintains a credit facility that includes overdraft protection of Euro 2.5 million which at October 1, 2010 translated to $3.4 million. Interest accrues at the Euro base rate plus 1.5% and was approximately 6.1% and 6.4% at October 1, 2010 and October 2, 2009, respectively. Borrowings under this facility are payable on demand. The credit facility is not collateralized nor does it contain any restrictive covenants, although the facility is guaranteed by us. There were no outstanding borrowings as of October 1, 2010 and as of October 2, 2009 under this facility.

Note 10.    Accrued Expenses

The components of accrued expenses are as follows:

	October 1, 2010	October 2, 2009
	(Amounts in thousands)
Accrued incentives	$16,341	$3,637
Accrued employee benefits	9,073	5,041
Accrued payroll	6,400	4,725
Accrued retirement benefits	3,126	578
Other	11,131	8,831

Total accrued expenses	$46,071	$22,812

Note 11.    Restructuring

The semiconductor industry has historically experienced periodic downturns and we have historically recorded restructuring charges in connection with cost reduction initiatives implemented in response to the industry downturns. Restructuring charges typically consist of severance, benefits and outplacement services offered to terminated employees and sometimes include charges for remaining lease payments on facilities that are closed. Prior to any restructuring announcements, the restructuring is approved by the appropriate level of management necessary to commit to the specific actions of the reduction in force.

We began relocating our European operations in Houten, the Netherlands to Schaffhausen, Switzerland, in the fiscal fourth quarter of 2008. The restructuring charge is comprised primarily of one-time termination benefits,

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and contract termination expense related to a facility lease. European restructuring activity is significantly complete. The recognized cost of the European restructuring activity from the date of its commencement to October 1, 2010 is $2.5 million.

Exclusive of cash outlays of $0.7 million related to severance and contract termination costs to exit the Houten facility, there was no significant restructuring activity during fiscal year 2010. Cash outlays related to contract termination costs to exit the Houten facility will continue through fiscal year 2014.

The following table summarizes the restructuring activity for fiscal years 2009 and 2008.

	Ongoing Benefit Arrangements	One-time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
	(Amounts in thousands)
Accrued charges at September 28, 2007	—	—	—	—	—
Costs incurred	$1,208	$324	—	$75	$1,607
Costs paid	(1,024)	—	—	—	(1,024)
Non-cash settlements	—	—	—	—	—

Accrued charges at October 3, 2008	$184	$324	$—	$75	$583
Costs incurred	6,505	1,598	194	685	8,982
Adjustments	197	(103)	173	(76)	191
Costs paid	(6,878)	(1,337)	(95)	(464)	(8,774)
Non-cash settlements	—	—	—	(192)	(192)

Accrued charges at October 2, 2009	$8	$482	$272	$28	$790

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

Product warranty activity for fiscal years 2010 and 2009 was as follows:

	October 1, 2010	October 2, 2009
	(Amounts in thousands)
Beginning Balance	$4,226	$8,339
Accruals for warranties issued during the period	11,078	5,183
Increase (decrease) to pre-existing warranties	793	(873)
Settlements made during the period	(6,733)	(8,423)

Ending Balance	$9,364	$4,226

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of product warranty liability are as follows:

	October 1, 2010	October 2, 2009
	(Amounts in thousands)
Current portion of product warranty	$8,627	$3,943
Long-term portion of product warranty	737	283

Total product warranty	$9,364	$4,226

Note 13.    Deferred Revenue

The components of deferred revenue are as follows:

	October 1, 2010	October 2, 2009
	(Amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$35,403	$11,417
Extended warranties	8,397	8,507
Maintenance and service contracts	5,531	4,787
Other deferred revenue	3,002	4,890

Total deferred revenue	$52,333	$29,601

Current portion of deferred revenue	$46,707	$27,098
Long-term portion of deferred revenue	5,626	2,503

Total deferred revenue	$52,333	$29,601

Note 14.    Long-term Accrued Expenses and Other Long-term Liabilities

There were $80.2 million and $66.3 million in long-term accrued expenses and other long-term liabilities as of October 1, 2010 and October 2, 2009, respectively. Included in these amounts were $55.2 million and $47.2 million, respectively, for long-term tax liabilities. In addition, post-employment liabilities, environmental and other costs not expected to be expended within the next year were included in long-term accrued expenses and other long-term liabilities. The current portion was recorded within accrued expenses.

Note 15.    Long-term Debt

In February 2003, we purchased our previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The $1.6 million carrying amount of the loan had an estimated fair value of $1.7 million as of October 1, 2010. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and our financial condition as of October 1, 2010.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The loan payments are as follows:

Fiscal Year	Annual Loan Payments
(Amounts in thousands)
2011	$785
2012	785
2013	196

Total loan payments	1,766
Less: amount representing interest	(174)

Total principal	1,592
Current portion of long-term debt	(668)

Long-term debt	$924

Note 16.    Derivative Financial Instruments

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

Cash flow hedges

A designated hedge of the exposure to variability in the future cash flows of an asset or liability, or of a forecasted transaction, is referred to as a cash flow hedge. We use foreign currency forward contracts to hedge exposures on forecasted non-U.S dollar denominated sales transactions. These instruments generally mature within 12 months. These derivative instruments are recognized on the balance sheet at fair value and changes in the fair value are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Once the underlying forecasted transaction is realized, the gain or loss from the derivative is reclassified from other comprehensive (loss) income to the consolidated statements of operations, in the related revenue caption, as appropriate. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized immediately in other expense, net, in the consolidated statements of operations.

Non-designated hedges

Forward exchange contracts are generally used to hedge certain non-U.S. dollar denominated assets or liabilities. These derivatives are not designated for hedge accounting treatment. Accordingly, these outstanding non-designated derivatives are recognized on the balance sheet at fair value and changes in the fair value of these hedges are recorded in other expense, net, in the consolidated statements of operations.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the types of derivative instruments outstanding as of October 1, 2010 (amounts in thousands):

	Fair Values of Derivative Instruments
	Liability Derivatives
	Balance Sheet Line Item	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other liabilities	$(2,501)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other liabilities	$(1,108)

The following table provides the types of derivative instruments outstanding as of October 2, 2009 (amounts in thousands):

	Fair Values of Derivative Instruments
	Liability Derivatives
	Balance Sheet Line Item	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other liabilities	$(11)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other liabilities	$(1,196)

The following table provides the effect derivative instruments had on accumulated other comprehensive (loss) income and the consolidated statement of operations for fiscal year end 2010 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount	Line Item	Amount	Line Item	Amount
Foreign exchange contracts	$(2,255)	Product revenue	$(501)	Other expense, net	$—

Derivatives Not Designated as Hedging Instruments				Gain or (Loss) Recognized in Income on Derivative
				Line Item	Amount
Foreign exchange contracts				Other expense, net	$(3,895)

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the effect derivative instruments had on accumulated other comprehensive income (loss) and the consolidated statement of operations for fiscal year end 2009 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount	Line Item	Amount	Line Item	Amount
Foreign exchange contracts	$(1,821)	Product revenue	$(1,719)	Other expense, net	$113

Derivatives Not Designated as Hedging Instruments				Gain or (Loss) Recognized in Income on Derivative
				Line Item	Amount
Foreign exchange contracts				Other expense, net	$(4,247)

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

We hedge currency exposures that are associated with certain of our assets and liabilities denominated in various non-U.S. dollar currencies. Net foreign exchange losses for fiscal years 2010, 2009 and 2008 were $0.9 million, $0.4 million and $0.3 million, respectively.

Our international sales, except for those in Japan, are primarily denominated in the U.S. dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to us. Upon forecasting the exposure, we enter into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of operations. There was an immaterial amount of ineffectiveness recognized during fiscal years 2010 and 2009.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the estimated fair value of our contracts outstanding as of October 1, 2010 and October 2, 2009.

	October 1, 2010			October 2, 2009
	Notional Value	Contract Rate	Estimated Fair Value - Gain (Loss)	Notional Value	Contract Rate	Estimated Fair Value - Gain (Loss)
	(Dollars in thousands)
Foreign currency purchase contracts:
Japanese Yen	$15,534	86.96	$(23)	$—	—	$—
Singapore Dollar	4,606	1.35	104	1,460	1.43	24
Korean Won	—	—	—	6,289	1,182.13	15
New Taiwan Dollar	917	31.70	11	—	—	—
Euro	—	—	—	1,143	1.43	23

Total foreign currency purchase contracts	$21,057		$92	$8,892		$62

Foreign currency sell contracts:
Japanese Yen	$104,718	86.23	$(2,995)	$17,946	92.00	$(445)
Korean Won	23,573	1,165.49	(648)	13,318	1,250.50	(806)
Israeli Shekel	1,109	3.79	(38)	1,053	3.80	(7)
Euro	320	1.28	(20)	—	—	—
New Taiwan Dollar	—	—	—	640	32.70	(11)

Total foreign currency sell contracts	$129,720		$(3,701)	$32,957		$(1,269)

Total contracts	$150,777		$(3,609)	$41,849		$(1,207)

Note 17.    Income Taxes

The provisions for income taxes are as follows:

	Fiscal Year Ended
	October 1, 2010	October 2, 2009	October 3, 2008
	(Amounts in thousands)
Current
U.S. Federal	$22,381	$(2,172)	$46,343
State	883	9	1,274
Foreign	7,235	958	10,220

Total current	30,499	(1,205)	57,837

Deferred
U.S. Federal	(3,466)	(190)	5,573
State	(300)	(9)	249
Foreign	3,256	(79)	(2,264)

Total deferred	(510)	(278)	3,558

Provision for income taxes	$29,989	$(1,483)	$61,395

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total pre-tax income (loss) consists of the following:

	Fiscal Year Ended
	October 1, 2010	October 2, 2009	October 3, 2008
	(Amounts in thousands)
U.S.	$28,198	$(18,345)	$100,247
Foreign	161,375	(21,136)	60,664

Total	$189,573	$(39,481)	$160,911

The effective tax rate on pre-tax income differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Year Ended
	October 1, 2010	October 2, 2009	October 3, 2008
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net	0.4	—	0.9
Domestic manufacturing/export sales incentive	(0.1)	—	(0.5)
Research and development tax credits	(0.4)	2.0	(2.9)
Foreign tax differential and net U.S. tax on foreign income	(19.3)	(27.0)	6.2
Tax return adjustments	(0.3)	(2.9)	(1.3)
Other	0.5	(3.3)	0.8

Effective tax rate	15.8%	3.8%	38.2%

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of approximately $155 million of undistributed earnings for certain foreign subsidiaries as of the end of fiscal 2010. We intend to reinvest these earnings indefinitely in our foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets and liabilities were as follows:

	October 1, 2010	October 2, 2009
	(Amounts in thousands)
Deferred tax assets (liabilities):
Inventory	$11,077	$9,904
Product warranty	749	535
Deferred revenue	1,588	1,881
Accrued vacation and other compensation	10,474	5,430
Allowance for doubtful accounts	—	181
State tax credit carryforwards	11,712	10,608
Stock compensation	9,869	7,242
Net operating loss	2,097	6,800
Property, plant and equipment	(6,471)	(3,018)
Other	(1,969)	(1,328)

Total deferred tax assets (liabilities)	39,126	38,235
Less: Valuation allowance	(13,808)	(13,309)

Total net deferred tax assets	$25,318	$24,926

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax assets include gross state tax credit carryforwards of $20.5 million, $19.5 million and $17.0 million at fiscal year end 2010, 2009 and 2008, respectively. These credits begin to expire in fiscal year 2018. Net operating losses included in deferred tax assets begin to expire in 2014.

We record a valuation allowance against deferred tax assets if it is more likely than not that a portion of the deferred tax asset will not be realized. We evaluate both the positive and negative evidence bearing upon the realizability of our deferred tax assets. We consider future taxable income, ongoing prudent and feasible tax planning strategies and the ability to utilize tax losses and credits in assessing the need for a valuation allowance. A valuation allowance related to certain state tax credit and net operating loss carryforwards has been recorded. Although, due to the global reorganization, we have increased our utilization of state tax credits, management has concluded that it is more likely than not that a portion of these credits will not be utilized, since historically the annual amount of state credits generated exceeds the amount of credits that can be used. We record a benefit to the tax provision and corresponding reduction in the valuation allowance related to the utilization of state tax credits generated in prior years. Should we determine that we are not able to realize all or part of our other deferred tax assets in the future, a valuation allowance would be required resulting in an expense recorded within the provision for income taxes in the statement of income in the period in which such determination was made. It is possible that the amount of the deferred tax asset considered realizable could be reduced in the near term, if our forecast of future taxable income is reduced. Our effective tax rate is affected by levels of taxable income in domestic and foreign tax jurisdictions, U.S. tax credits generated and utilized for research and development expenditures, U.S. foreign income exclusion, investment tax credits and other tax incentives specific to domestic and foreign operations.

We benefit from tax incentives on approved investments in Singapore and Switzerland. The Singapore tax incentive expired on September 30, 2010. The Switzerland tax incentives are for periods ranging from five to ten years and are scheduled to expire within three to seven years. As a result of the tax holidays, our net income was higher by $14.6 million ($0.20 per share), lower by $0.9 million ($0.01 per share) and higher by $2.4 million

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($0.03 per share) for fiscal years 2010, 2009 and 2008, respectively. The benefit of losses incurred in Switzerland in fiscal year 2009 at a reduced rate resulted in an overall negative impact of the tax holidays to the consolidated financial statements in that year. We do not expect the expiration of the Singapore incentive to have a material effect on the tax rate in the future.

In fiscal years 2010, 2009 and 2008, tax deductions associated with certain exercises of stock options, activity related to our ESPP and vesting of certain restricted stock shares resulted in a tax benefit recorded to capital in excess of par value of $3.3 million, $0.6 million and $2.6 million, respectively. We have elected to account for the indirect benefits of stock-based compensation on the research tax credit, extraterritorial income deduction and qualified production deduction through the statement of operations rather than through paid-in-capital.

The aggregate changes in the balances of gross unrecognized tax benefits were as follows:

	Fiscal Year Ended
	October 1, 2010	October 2, 2009	October 3, 2008
	(Amounts in thousands)
Beginning Balance	$55,035	$52,394	$40,758
Increases for tax positions taken in prior years	326	650	1,587
Decreases for tax positions taken in prior years	(313)	(1,117)	(341)
Increases for tax positions taken in current years	9,739	4,894	10,390
Decreases for lapsing of the statute of limitations	(2,195)	(1,786)	—

Ending Balance	$62,592	$55,035	$52,394

The net increase in the reserve for unrecognized tax benefits during fiscal year 2010 was $7.6 million for positions taken in the current year. Of the $62.6 million of unrecognized tax benefits, $60.9 million would impact the effective tax rate, if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets, relating to state tax credits which are fully offset by a valuation allowance. As of fiscal year end 2010 and 2009, we accrued $5.2 million and $4.1 million, respectively, of interest and penalties related to unrecognized tax benefits. We include interest and penalties related to unrecognized tax benefits within our provision for income taxes.

We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The statute of limitations for our tax filings with federal, state and foreign tax authorities is generally open for fiscal years 2003 through the present. The Internal Revenue Service, or IRS, commenced an examination of fiscal year 2007 in December of 2008. The IRS completed examinations of certain refund claims filed for fiscal years 2002 to 2004 and we filed a protest of the refund claim audit findings with the Appeals Office of the IRS. The IRS audit of fiscal year 2007 is continuing and has been extended to include fiscal year 2009. It is unknown whether agreement on the refund claims or resolution of the IRS audit of fiscal years 2007 and 2009 will be reached within the next twelve months. The favorable resolution of the claims filed with the Appeals Office could result in a benefit to the tax provision of up to $5.8 million, excluding interest. Based on the status of the IRS audit, it is not possible to estimate the impact of the amount of any changes to our previously recorded uncertain tax positions. It is possible that up to $26.8 million of unrecognized tax positions, excluding interest and penalties, may be recognized within one year as the result of the lapse of statutes of limitations.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock and participating unvested restricted stock outstanding during the reporting period. Diluted net income (loss) per share includes additional dilution from stock issuable pursuant to the exercise of outstanding stock options and non-participating unvested restricted stock. Options to purchase common shares with exercise prices that exceeded the market value of the underlying common stock are excluded from the computation of diluted earnings per share. For purposes of the diluted net income (loss) per share calculation, the additional shares issuable upon exercise of stock options are determined using the treasury stock method, which includes share-based compensation expense as assumed proceeds and the tax effect of such compensation.

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

In the first quarter of fiscal year 2010, we retrospectively adopted the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities and, therefore, should be included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participating rights in undistributed earnings. Our restricted stock awards granted to employees are considered participating securities as they receive rights to non-forfeitable dividends or dividend equivalents at the same rate as common stockholders and thus are included in computing our earnings per share. The effect of this adoption impacted both previously reported basic and diluted net loss per share by $0.01 for fiscal year 2009, and basic and diluted net income per share by $(0.02) and $(0.01), respectively, for fiscal year 2008.

A reconciliation of the numerator and denominator used in the net income (loss) per share calculations is presented as follows:

	Fiscal Year Ended
	October 1, 2010	October 2, 2009	October 3, 2008
	(Amounts in thousands, except per share data)
Numerator
Net income (loss)	$159,584	$(37,998)	$99,516

Denominator
Denominator for basic net income (loss) per share:
Weighted average shares outstanding	74,372	73,075	74,320
Effect of dilutive securities:
Stock options	903	—	1,073

Denominator for diluted net income (loss) per share	75,275	73,075	75,393

Net income (loss) per share—basic	$2.15	$(0.52)	$1.34
Net income (loss) per share—diluted	$2.12	$(0.52)	$1.32

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options to purchase the following number of shares of common stock were not included in our calculations of diluted earnings per share, as the effect of including them would be anti-dilutive:

	Fiscal Year Ended
	October 1, 2010	October 2, 2009	October 3, 2008
	(Amounts in thousands)
Stock options	1,914.8	4,122.6	1,027.3

Note 19.    Share Repurchase Plan

In October 2004, our board of directors authorized the repurchase, from time to time, of up to $100.0 million of our common stock on the open market. Subsequently, our board of directors voted to increase to the amount of funds that may be expended in repurchasing our common stock to a total of $800.0 million. The program does not have a fixed expiration date. As of fiscal year end 2010, approximately $67.7 million remained available for repurchase under our existing repurchase authorization.

We repurchased the following shares of our common stock under our share repurchase plan:

	October 1, 2010	October 2, 2009	October 3, 2008
	(Amounts in thousands)
Cost of stock repurchased	$17,982	$—	$179,454
Shares of stock repurchased	671,700	—	4,751,480
Average price paid per share	$26.74	—	$37.74

We repurchased an additional 421,385 shares for a total cost of $12.8 million between October 2, 2010 and November 15, 2010, the latest practicable date prior to the filing date of this annual report on Form 10-K.

Note 20.    Retirement Plans

We have a defined contribution retirement plan covering substantially all of our U.S. employees. Generally, we make a guaranteed contribution, and in some years a discretionary contribution, to each participant’s account, typically based on fiscal year earnings achievement and calculated as a percentage of the participant’s base pay. Participants are entitled, upon termination or retirement, to their portion of the retirement fund assets, which are held by a third-party custodian. Through fiscal year 2010, we had two subsidiary-sponsored defined benefit pension plans. In late fiscal year 2010, one of these plans was terminated and replaced by a defined contribution plan. The obligation related to this plan was settled by either cash payments to employees or transfers of assets to third party investment accounts as designated by the employee.

In connection with the spin-off from Varian Associates, Inc, we have defined benefit retirement plan liabilities. This plan is administered by Varian Medical Systems, Inc, or VMS. We reimburse VMS for shared costs related to this plan.

Our liabilities related to pension and other post-retirement benefits were $7.4 million and $8.6 million as of fiscal year end 2010 and 2009, respectively. In fiscal years 2010, 2009 and 2008, our retirement benefit expense was $5.2 million, $2.0 million and $7.6 million, respectively. Our defined contribution retirement plan operates on a calendar year basis. Corporate contributions were suspended from January 1, 2009 to December 31, 2009 due to cost reduction efforts in response to the industry downturn.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21.    Lease Commitments

We lease various types of warehouse and office facilities and equipment, furniture and fixtures under non-cancelable lease agreements that expire at various dates. Future minimum lease payments under operating leases are as follows:

Fiscal Year	Operating Leases
(Amounts in thousands)
2011	$2,306
2012	1,094
2013	816
2014	392
2015	229

Total minimum lease payments	$4,837

Rental expense was $2.9 million in fiscal year 2010. In both fiscal years 2009 and 2008 rental expense was $3.1 million, respectively.

Note 22.    Commitments, Contingencies and Guarantees

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at our request. The term of the indemnification period is upon the later of (i) ten years after the person has ceased being an officer or director, or (ii) the termination of all pending or threatened actions, suits, proceedings or investigations. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, as of October 1, 2010 and October 2, 2009, we had no liabilities recorded for these agreements.

We enter into indemnification agreements in the normal course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. We generally seek to limit liability for such indemnity to an amount not to exceed the sales price of the products subject to the indemnification obligations. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. Based on information available, we believe the estimated fair value of these agreements is minimal. Accordingly, as of October 1, 2010 and October 2, 2009, we had no liabilities recorded for these agreements.

We also indemnify certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims related to the use of our products and services or resulting from the acts or omissions of us, our employees, officers, authorized agents or subcontractors. We have general and umbrella insurance policies that limit our exposure under these indemnification obligations and guarantees. As a result of our insurance policy coverage and based on information available, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, as of October 1, 2010 and October 2, 2009, we had no liabilities recorded for these agreements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the spin-off of Varian Semiconductor from Varian Associates, Inc., or VAI, Varian Semiconductor’s business was operated as the Semiconductor Equipment Business, or SEB, of VAI. On April 2, 1999, VAI contributed its SEB to Varian Semiconductor, its Instruments Business to Varian, Inc., or VI, and changed its name to Varian Medical Systems, Inc., or VMS. In May 2010, VI became a wholly owned subsidiary of Agilent Technologies, Inc. In connection with the spin-off from VAI, Varian Semiconductor, VMS and VI entered into certain agreements which include a Distribution Agreement, an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, and a Transition Services Agreement, (collectively, the Distribution Related Agreements) whereby Varian Semiconductor agreed to indemnify VMS and VI for any costs, liabilities or expenses relating to Varian Semiconductor’s legal proceedings. Under the Distribution Related Agreements, Varian Semiconductor has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS. We believe, difference between the estimated fair value of the indemnification agreements and the amounts recorded in our financial statements, is minimal.

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

We also enter into purchase order commitments in the normal course of business. As of fiscal year end 2010, we had $85.1 million of purchase order commitments with various suppliers. In addition, we maintain vendor liability agreements whereby product can be delivered within our lead time requirements. As of October 1, 2010, our maximum liability under these arrangements was approximately $30.0 million.

Environmental Remediation

VAI has been named by the United States Environmental Protection Agency and third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current or former VAI facilities (including facilities disposed of in connection with VAI’s sale of its Electron Devices business during fiscal year 1995, and the sale of its Thin Film Systems business during fiscal year 1997). The Distribution Related Agreements provide that each of VMS, Varian Semiconductor and VI, a wholly owned subsidiary of Agilent Technologies, Inc. as of May 2010, will indemnify the others for one-third of these environmental investigation and remediation costs, as adjusted for any insurance proceeds and tax benefits expected to be realized upon payment of these costs.

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Per the estimates provided by VMS, we have accrued $0.9 million and $1.0 million, respectively, in estimated environmental investigation and remediation costs for these sites and facilities as of fiscal year end 2010 and 2009. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, we have accrued $3.8 million and $4.0 million, respectively, as of fiscal year end 2010 and 2009, which represents future costs discounted at 7%, net of inflation, to cover our portion of these costs. This reserve is in addition to the $0.9 million and $1.0 million, respectively, as of fiscal year end 2010 and 2009, as previously described.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of fiscal year end 2010, our environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, is calculated as follows:

Year	Recurring Costs	Non-recurring Costs	Total Anticipated Future Costs
	(Amounts in millions)
2011	$0.4	$0.4	$0.8
2012	0.2	0.3	0.5
2013	0.2	0.1	0.3
2014	0.3	0.2	0.5
2015	0.2	0.4	0.6
Thereafter	3.0	0.6	3.6

Total costs	$4.3	$2.0	6.3

Less: imputed interest			1.4

Environmental liability			$4.9

As of fiscal year end 2010, the current portion of the reserve is $0.7 million and the long-term portion of the reserve is $4.0 million, which is included in long-term accrued expenses. The difference of $0.2 million between the total anticipated future costs and the amounts recognized on our balance sheet as of fiscal year end 2010 is attributable to the pay down of the obligation in the fourth quarter of fiscal year 2010.

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

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

We are currently a party to legal disputes. While we believe we have meritorious claims and/or defenses with respect to each dispute, the outcomes are not determinable. Management believes that the ultimate outcome of these disputes, individually and in the aggregate, will not have a material adverse effect on our financial condition or results of our operations.

Note 23.    Other Transactions with Affiliates

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

The Distribution Related Agreements provide that from and after the spin-off, VMS, VI and Varian Semiconductor will indemnify each and their respective subsidiaries, directors, officers, employees and agents against all losses arising in connection with shared liabilities (including certain environmental and legal liabilities). All shared liabilities will be managed and administered by VMS and expenses and losses, net of proceeds and other receivables, will be borne one-third each by VMS, VI, and Varian Semiconductor. The Distribution Related Agreements also provide that we shall assume all of our liabilities, other than shared liabilities (including accounts payable, accrued payroll and pension liabilities) in accordance with their terms. During fiscal years 2010, 2009 and 2008, we were charged $1.1 million, $0.8 million and $1.0 million, respectively, by VMS in settlement of these obligations.

Note 24.    Operating Segments and Geographic Information

We have determined that we operate in one business segment: the manufacturing, marketing and servicing of semiconductor processing equipment for ion implantation systems. Since we operate in one segment, all financial segment information can be found in the consolidated financial statements.

Revenue from our ten largest customers in fiscal years 2010, 2009 and 2008 accounted for approximately 80%, 73% and 74% of total revenue, respectively. In fiscal year 2010, revenue from tsmc and Samsung accounted for 23% and 13%, respectively, of our total revenue. In fiscal year 2009, revenue from Intel and tsmc accounted for 21% and 16%, respectively, of our total revenue. In fiscal year 2008, revenue from Samsung and Intel accounted for 16% and 13%, respectively, of our total revenue.

Sales to Asia Pacific accounted for 78%, 63% and 70% of revenues in fiscal years 2010, 2009 and 2008, respectively. Our North American sales accounted for 15%, 28% and 22% of total revenues in fiscal years 2010, 2009 and 2008. European sales accounted for 8%, 9% and 8% of our total revenues in fiscal years 2010, 2009 and 2008 respectively.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes revenue for the fiscal years 2010, 2009 and 2008 based on final destination and long-lived assets as of fiscal years 2010, 2009 and 2008 by geography:

	North America	Europe	Japan	Taiwan	Korea	Singapore	Other	Consolidated
	(Amounts in thousands)
Revenue
Fiscal Year Ended October 1, 2010	$121,060	$62,536	$50,998	$288,544	$142,129	$89,054	$77,459	$831,780
Fiscal Year Ended October 2, 2009	$103,257	$31,716	$48,751	$97,950	$36,279	$19,614	$24,514	$362,081
Fiscal Year Ended October 3, 2008	$185,883	$62,635	$56,678	$261,391	$154,417	$62,457	$50,600	$834,061

Long Lived Assets as of:
October 1, 2010	64,290	1,169	135	453	4,852	96	38	$71,033
October 2, 2009	61,565	1,056	150	430	5,024	153	71	$68,449
October 3, 2008	60,617	379	296	553	7,055	232	113	$69,245

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Description	Balance at Beginning of Period	Charges to Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
				Description	Amount
Allowance for Doubtful Accounts & Accounts Receivable
Fiscal Year End 2010	$1,752	$(361)	$(1)	Write-offs & adjustments	$292	$1,098
Fiscal Year End 2009	$1,280	$480	$(2)	Write-offs & adjustments	$6	$1,752
Fiscal Year End 2008	$560	$807	$(72)	Write-offs & adjustments	$15	$1,280

Excess and Obsolete Inventory Provision
Fiscal Year End 2010	$32,548	$2,616	$—	Write-offs & adjustments	$3,620	$31,544
Fiscal Year End 2009	$29,870	$9,640	$—	Write-offs & adjustments	$6,962	$32,548
Fiscal Year End 2008	$23,738	$8,544	$—	Write-offs & adjustments	$2,412	$29,870

Valuation Allowance on Deferred Tax Asset
Fiscal Year End 2010	$13,309	$499	$—	Write-offs & adjustments	$—	$13,808
Fiscal Year End 2009	$10,996	$2,313	$—	Write-offs & adjustments	$—	$13,309
Fiscal Year End 2008	$12,089	$(1,093)	$—	State tax credit carryforwards	$—	$10,996

S-1