Form 10-Q
period 2010-12-31
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2011-02-03
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Shares of common stock outstanding at January 28, 2011: 75,109,911

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2010	October 1, 2010
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$275,081	$235,450
Short-term investments	54,191	60,871
Accounts receivable, net	212,024	223,960
Inventories	188,856	190,538
Deferred income taxes	19,751	20,955
Other current assets	26,533	21,428

Total current assets	776,436	753,202

Long-term investments	122,213	101,332
Property, plant and equipment, net	70,034	68,140
Goodwill	12,280	12,280
Deferred income taxes	4,363	4,363
Other assets	2,842	2,893

Total assets	$988,168	$942,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$683	$668
Accounts payable	43,154	53,529
Accrued expenses	32,484	46,071
Income taxes payable	9,038	7,476
Product warranty	10,708	8,627
Deferred revenue	38,134	46,707

Total current liabilities	134,201	163,078

Long-term accrued expenses and other long-term liabilities	84,812	80,206
Long-term debt	748	924

Total liabilities	219,761	244,208

Commitments, contingencies and guarantees (Note 13)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 96,490,125 shares issued and 73,494,710 shares outstanding at December 31, 2010; 95,819,646 shares issued and 73,432,116 shares outstanding at October 1, 2010	965	958
Capital in excess of par value	670,237	654,458
Less: Cost of 22,995,415 and 22,387,530 shares of common stock held in treasury at December 31, 2010 and October 1, 2010, respectively	(751,710)	(732,859)
Retained earnings	847,489	775,635
Accumulated other comprehensive income (loss)	1,426	(190)

Total stockholders’ equity	768,407	698,002

Total liabilities and stockholders’ equity	$988,168	$942,210

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	December 31, 2010	January 1, 2010
	(Amounts in thousands, except per share data)
Revenue
Product	$259,568	$127,461
Service	23,013	13,807

Total revenue	282,581	141,268

Cost of revenue
Product	130,011	63,287
Service	13,620	9,294

Total cost of revenue	143,631	72,581

Gross profit	138,950	68,687

Operating expenses
Research, development and engineering	26,624	21,728
Marketing, general and administrative	33,517	26,103

Total operating expenses	60,141	47,831

Operating income	78,809	20,856
Interest income	809	925
Interest expense	(106)	(60)
Other expense, net	(18)	(504)

Income before income taxes	79,494	21,217
Provision for income taxes	7,640	4,595

Net income	$71,854	$16,622

Weighted average shares outstanding - basic	74,265	73,700
Weighted average shares outstanding - diluted	75,358	74,753
Net income per share - basic	$0.97	$0.23
Net income per share - diluted	$0.95	$0.22

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	December 31, 2010	January 1, 2010
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$71,854	$16,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,929	3,938
Amortization of investment premiums	703	283
Deferred income taxes	1,204	(430)
Stock-based compensation	5,265	5,307
Tax benefit from stock-based compensation	1,546	1,855
Excess tax benefits from stock-based compensation	(1,584)	(1,367)
Changes in assets and liabilities:
Accounts receivable	12,352	22,224
Inventories	1,881	(11,047)
Other current assets	(5,105)	(407)
Accounts payable	(10,479)	4,212
Accrued expenses	(6,614)	7,819
Product warranty	1,987	84
Deferred revenue	(7,262)	1,475
Other	(209)	(70)

Net cash provided by operating activities	69,468	50,498

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,045)	(2,909)
Proceeds from sales of investments	5,520	4,233
Proceeds from maturities of investments	17,826	12,165
Purchase of investments	(38,457)	(35,007)

Net cash used in investing activities	(21,156)	(21,518)

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of options and issuance of stock under the employee stock purchase plan	8,975	7,497
Excess tax benefits from stock-based compensation	1,584	1,367
Treasury stock repurchases	(18,851)	—
Repayment of long-term debt	(161)	(147)

Net cash (used in) provided by financing activities	(8,453)	8,717

Effects of exchange rates on cash	(228)	203

Net increase in cash and cash equivalents	39,631	37,900
Cash and cash equivalents at beginning of period	235,450	192,148

Cash and cash equivalents at end of period	$275,081	$230,048

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Description of Business

Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor,” the “Company,” “we,” “our,” or “us”) designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits to customers located both in the United States, or U.S., and in international markets.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the U.S., or GAAP, for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Annual Report on Form 10-K for fiscal year 2010 filed with the SEC on November 22, 2010. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

Recently Adopted Changes in Accounting Principles

In January 2010, the Financial Accounting Standards Board, or FASB, issued authoritative guidance which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This guidance also requires a gross presentation of activity related to Level 3 fair value measurements, presenting separately information about purchases, sales, issuances and settlements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 fair value measurements, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. We adopted this guidance in the first quarter of fiscal year 2010 except for the guidance related to the gross presentation of Level 3 fair value measurements, which we adopted in the first quarter of fiscal year 2011. The adoption of this guidance had no impact on our consolidated financial statements.

In October 2009, the FASB issued new accounting guidance for revenue recognition for multiple element arrangements. The new accounting guidance impacts the determination of when the individual elements included in a multiple element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the separately identified elements by requiring the use of the relative selling price method and no longer permitting the use of the residual method to allocate arrangement consideration. Additionally, the new accounting guidance modifies the fair value requirements by allowing the use of estimated selling prices, or ESP, of elements if the entity does not have vendor-specific objective evidence, or VSOE, or third-party evidence, or TPE, of a selling price. A selling price hierarchy must be followed in which an entity must first determine that it does not have VSOE or TPE before using ESP to allocate revenue to the elements in an arrangement. The new accounting guidance is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We adopted the new accounting guidance in the third quarter of fiscal year 2010. In accordance with the new guidance, we applied the adoption prospectively from the beginning of fiscal year 2010. There was no significant impact on our financial position, results of operations or cash flows upon implementation and we do not expect the adoption of this guidance to have a material impact on our future reporting periods based on our current practices.

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

In February 2008, the FASB issued authoritative guidance which allows for the delay of the effective date for one year of the authoritative guidance for fair value measurements for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted the provisions of the guidance for financial assets and liabilities on October 4, 2008, but elected a partial deferral under the provision related to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. We adopted the guidance related to nonfinancial assets and nonfinancial liabilities that are not measured at fair value on a recurring basis in the first quarter of fiscal year 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Note 2. Fair Value

Fair Value Hierarchy

The accounting standards codification for fair value measurements specifies a hierarchy for disclosure of fair value measurement. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels are defined as follows:

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

Securities available-for-sale

Equity securities are classified as Level 1 in the valuation hierarchy, where quoted prices are available in an active market. We may utilize an alternative pricing method (for example, matrix pricing) and quotations from bond dealers to assist in determining fair value for each security traded over-the-counter rather than on a securities exchange. Matrix pricing is a mathematical technique which considers information with respect to comparable bond and note transactions or by reference to other securities that are considered comparable in such characteristics as rating, interest rate and maturity date, to determine fair value. Securities priced using such methods are classified as Level 2 and include U.S. Treasury and agency securities, corporate bonds and municipal bonds.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash equivalents	$179,555	$168,380	$11,175	$—
Short-term and long-term investments
Corporate bonds	129,351	—	129,351	—
U.S. Treasury and agency securities	33,745	—	33,745	—
Municipal bonds	5,325	—	5,325	—
Equity securities	6,300	6,300	—	—

Total assets at fair value	$354,276	$174,680	$179,596	$—

Deferred compensation	$6,300	$6,300	$—	$—
Derivative liabilities	3,136	3,136	—	—

Total liabilities at fair value	$9,436	$9,436	$—	$—

	Balance at October 1, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash equivalents	$150,315	$143,552	$6,763	$—
Short-term and long-term investments
Corporate bonds	119,443	—	119,443	—
U.S. Treasury and agency securities	29,584	—	29,584	—
Municipal bonds	2,043	—	2,043	—
Certificate of deposit	4,408	—	4,408	—
Equity securities	5,042	5,042	—	—

Total assets at fair value	$310,835	$148,594	$162,241	$—

Deferred compensation	$5,042	$5,042	$—	$—
Derivative liabilities	3,609	3,609	—	—

Total liabilities at fair value	$8,651	$8,651	$—	$—

Non-Marketable Equity Investments

As of both December 31, 2010 and October 1, 2010, the portfolio of financial assets excludes $1.7 million of minority equity investments in four private companies, respectively, which are accounted for under the cost method and are outside the scope of the authoritative accounting guidance for fair value measurements. These equity investments are included in long-term investments on our consolidated balance sheets.

Note 3. Cash, Cash Equivalents and Investments

We consider all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents as of December 31, 2010 and October 1, 2010 were $179.6 million and $150.3 million, respectively.

Investments consist primarily of U.S. Treasury and government agency securities and corporate bonds. All investments have been classified as available-for-sale and are carried at fair value. The cost of securities sold was determined based on the specific identification method. Investments with contractual maturities greater than one year from the respective balance sheet are classified as long-term.

Net realized gains on investments for the three months ended December 31, 2010 and January 1, 2010 were $0.2 million and $0.1 million, respectively. As of December 31, 2010 and October 1, 2010, net unrealized gains on investments of $1.7 million and $2.1 million, respectively, were recorded as other comprehensive income.

We determined that the unrealized losses as of December 31, 2010, as aggregated by security type in the table below, are temporary. This assessment is based upon the nature of the investments and the causes of the unrealized losses. The investments are in U.S. Treasury and agency securities and corporate bonds, as stated in the investment policy. The unrealized losses relate to the decline in fair value due to differences between the securities’ interest rates at acquisition and current interest rates and the decline in credit worthiness of certain debtors.

Unrealized losses on investments as of December 31, 2010 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows:

	In Loss Position for Less than 12 Months		In Loss Position for 12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Amounts in thousands)
Corporate bonds	$40,694	$(94)	$4,357	$(9)	$45,051	$(103)
U.S. Treasury and agency securities	10,228	(51)	—	—	10,228	(51)
Municipal bonds	3,814	(65)	—	—	3,814	(65)

Total	$54,736	$(210)	$4,357	$(9)	$59,093	$(219)

Investments by security type as of December 31, 2010 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Corporate bonds	$128,394	$1,060	$(103)	$129,351
U.S. Treasury and agency securities	33,456	340	(51)	33,745
Municipal bonds	5,381	9	(65)	5,325
Equity and other long-term investments	7,518	465	—	7,983

Total	$174,749	$1,874	$(219)	$176,404

Investments by security type as of October 1, 2010 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Corporate bonds	$118,081	$1,404	$(42)	$119,443
U.S. Treasury and agency securities	29,072	521	(9)	29,584
Municipal bonds	2,012	31	—	2,043
Certificate of deposit	4,408	—	—	4,408
Equity and other long-term investments	6,485	240	—	6,725

Total	$160,058	$2,196	$(51)	$162,203

The investment maturities are as follows:

	December 31, 2010	October 1, 2010
	(Amounts in thousands)
Maturing within 1 year	$54,191	$60,871
Maturing between 1 year and 5 years	122,213	101,332

Total	$176,404	$162,203

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

The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period. The effect of recording stock-based compensation for the first three months of fiscal years 2010 and 2009 are as follows:

	Three Months Ended
	December 31, 2010	January 1, 2010
	(Amounts in thousands)
Effect of stock-based compensation on income by line item:
Cost of product revenue	$223	$223
Cost of service revenue	156	156
Research, development and engineering expense	1,161	1,082
Marketing, general and administrative expense	3,725	3,846
Provision for income taxes	(718)	(1,018)

Total cost related to stock-based compensation, net of tax	$4,547	$4,289

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

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	December 31, 2010	January 1, 2010
Expected life (in years)	4.2	3.7
Expected volatility	50.1%	51.5%
Risk-free interest rate	1.6%	1.7%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$14.49	$12.29

The following table summarizes stock option and restricted stock activity as of and for the three months ended December 31, 2010:

	Stock Option Activity				Unvested Restricted Stock Award Activity		Unvested Restricted Stock Unit Activity
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
			(In years)	(In thousands)
Outstanding at October 1, 2010	5,616,849	$24.93			788,375	$30.80	39,640	$23.36
Granted	7,575	36.91			738,553	34.65	—	—
Exercised	(510,901)	17.57
Restricted stock vested					(159,578)	32.00	—	—
Forfeited/expired/cancelled	(87,185)	16.58			(4,365)	33.71	—	—

Outstanding at December 31, 2010	5,026,338	$25.84	3.6	$60,058	1,362,985	$32.74	39,640	$23.36

Options vested and expected to vest at December 31, 2010	5,012,640	$25.83	3.6	$59,919
Options exercisable at December 31, 2010	3,457,866	$25.22	3.0	$43,931

As of December 31, 2010, there were a total of 3,100,557 shares reserved for issuance under the 2006 Stock Incentive Plan. The aggregate intrinsic value is based on our closing stock price of $36.97 on December 31, 2010, and represents the amounts that would have been received by the option holders had all option holders exercised their options as of that date. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price.

As of December 31, 2010, the unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock was $13.9 million and $41.5 million, respectively. These amounts will be recognized over an estimated weighted average amortization period of 2.2 years and 3.2 years, respectively.

The total intrinsic value of options exercised during the first three months of fiscal years 2011 and 2010 was $8.2 million and $6.8 million, respectively.

The total fair value of restricted stock grants that vested during the first three months of fiscal years 2011 and 2010 was $5.6 million and $4.0 million, respectively.

Employee Stock Purchase Plan

Our employees who elect to participate in the Employee Stock Purchase Plan, or ESPP, are able to purchase common stock at the lower of 85% of the fair market value of our common stock on the first or last day of the applicable offering period. Each offering period lasts six months. On November 24, 2008, we decided to suspend enrollment and participation in the ESPP as of January 1, 2009 due to efforts to reduce equity compensation expense. There were no offering periods in effect for the three months ended January 1, 2010 and December 31, 2010. We lifted the suspension on January 1, 2011. As of December 31, 2010, there were a total of 828,266 shares of common stock reserved for issuance under the ESPP.

Note 5. Computation of Net Income Per Share

Basic net income per share is calculated using net income and the weighted average number of shares of common stock and participating unvested restricted stock outstanding during the reporting period. Diluted net income per share includes additional dilution from stock issuable pursuant to the exercise of outstanding stock options and non-participating unvested restricted stock. Options to purchase common shares with exercise prices that exceeded the market value of the underlying common stock are excluded from the computation of diluted earnings per share. For purposes of the diluted net income per share calculation, the additional shares issuable upon exercise of stock options are determined using the treasury stock method, which includes as assumed proceeds share-based compensation expense and the tax effect of such compensation.

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

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Three Months Ended
	December 31, 2010	January 1, 2010
	(Amounts in thousands, except per share data)
Numerator:
Net income	$71,854	$16,622

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	74,265	73,700
Effect of dilutive securities:
Stock options	1,093	1,053

Denominator for diluted net income per share	75,358	74,753

Net income per share - basic	$0.97	$0.23
Net income per share - diluted	$0.95	$0.22

For the three month periods ended December 31, 2010 and January 1, 2010, 2.0 million and 1.7 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

Note 6. Accounts Receivable

Accounts receivable consist of the following:

	December 31, 2010	October 1, 2010
	(Amounts in thousands)
Billed receivables	$213,094	$225,058
Allowance for doubtful accounts	(1,070)	(1,098)

Accounts receivable, net	$212,024	$223,960

Note 7. Inventories

The components of inventories are as follows:

	December 31, 2010	October 1, 2010
	(Amounts in thousands)
Raw materials and parts	$87,251	$89,947
Work in process	30,085	24,843
Finished goods	71,520	75,748

Total inventories	$188,856	$190,538

Note 8. Accrued Expenses

The components of accrued expenses are as follows:

	December 31, 2010	October 1, 2010
	(Amounts in thousands)
Accrued incentives	$5,308	$16,341
Accrued employee benefits	9,866	9,073
Accrued payroll	4,316	6,400
Accrued retirement benefits	4,079	3,126
Other	8,915	11,131

Total accrued expenses	$32,484	$46,071

Note 9. Long-Term Accrued Expenses and Other Long-Term Liabilities

There were $84.8 million and $80.2 million in long-term accrued expenses and other long-term liabilities at December 31, 2010 and October 1, 2010, respectively. Included in these amounts were $57.5 million and $55.2 million, respectively, for long-term tax liabilities related to uncertain tax positions (see Note 17. Income Taxes). In addition, post-employment liabilities, environmental and other costs not expected to be expended within the next year are included in long-term accrued expenses and other long-term liabilities. The current portion is recorded within accrued expenses.

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

Product warranty activity for the three months ended December 31, 2010 and January 1, 2010 was as follows:

	December 31, 2010	January 1, 2010
	(Amounts in thousands)
Beginning Balance	$9,364	$4,226
Accruals for warranties issued during the period	4,180	1,496
Increase to pre-existing warranties	16	266
Settlements made during the period	(2,174)	(1,687)

Ending Balance	$11,386	$4,301

The components of product warranty liability are as follows:

	December 31, 2010	October 1, 2010
	(Amounts in thousands)
Current portion of product warranty	$10,708	$8,627
Long-term portion of product warranty	678	737

Total product warranty	$11,386	$9,364

Note 11. Deferred Revenue

The components of deferred revenue are as follows:

	December 31, 2010	October 1, 2010
	(Amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$27,795	$35,403
Extended warranties	9,790	8,397
Maintenance and service contracts	5,869	5,531
Other deferred revenue	1,437	3,002

Total deferred revenue	$44,891	$52,333

Current portion of deferred revenue	$38,134	$46,707
Long-term portion of deferred revenue	6,757	5,626

Total deferred revenue	$44,891	$52,333

Note 12. Notes Payable

In February 2003, we purchased our previously leased facility located in Newburyport, Massachusetts. The purchase price consisted of cash payments totaling $3.4 million, the assumption of the seller’s outstanding loan of $5.1 million and the transfer of other prepaid assets of $0.8 million. The loan has a fixed interest rate of 9.05% with monthly payments of principal and interest until the loan matures in January 2013. The $1.4 million carrying amount of the loan had an estimated fair value of $1.5 million as of December 31, 2010. The fair value of the loan was estimated using a discounted cash flow analysis. The interest rate was estimated based on current market conditions and our financial condition as of December 31, 2010.

Note 13. Commitments, Contingencies and Guarantees

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at our request. The term of the indemnification period is upon the later of (i) ten years after the person has ceased being an officer or director, or (ii) the termination of all pending or threatened actions, suits, proceedings or investigations. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, as of December 31, 2010 and October 1, 2010, we had no liabilities recorded for these agreements.

We enter into indemnification agreements in the normal course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, such as our customers or partners, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. We seek to limit liability for such indemnity, for example to an amount not to exceed the sales price of the products subject to the indemnification obligations. The term of these indemnification agreements may vary, although in many instances, is perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited. Based on information available, we believe the estimated fair value of these agreements is minimal. Accordingly, as of December 31, 2010 and October 1, 2010, we had no liabilities recorded for these agreements.

We also indemnify certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims related to the use of our products and services or resulting from the acts or omissions of us, our employees, officers, authorized agents or subcontractors. We have general and umbrella insurance policies that limit our exposure under these indemnification obligations and guarantees. As a result of our insurance policy coverage and based on information available, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, as of December 31, 2010 and October 1, 2010, we had no liabilities recorded for these agreements.

Prior to the spin-off of Varian Semiconductor from Varian Associates, Inc., or VAI, Varian Semiconductor’s business was operated as the Semiconductor Equipment Business, or SEB, of VAI. On April 2, 1999, VAI contributed its SEB to Varian Semiconductor, its Instruments Business to Varian, Inc., or VI, and changed its name to Varian Medical Systems, Inc., or VMS. In May 2010, VI became a wholly owned subsidiary of Agilent Technologies, Inc. In connection with the spin-off from VAI, Varian Semiconductor, VMS and VI entered into certain agreements which include a Distribution Agreement, an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, and a Transition Services Agreement, (collectively, the Distribution Related Agreements) whereby Varian Semiconductor agreed to indemnify VMS and VI for any costs, liabilities or expenses relating to Varian Semiconductor’s legal proceedings. Under the Distribution Related Agreements, Varian Semiconductor has agreed to reimburse VMS for one-third of the costs, liabilities, and expenses, adjusted for any related tax benefits recognized or realized by VMS, with respect to certain legal proceedings relating to discontinued operations of VMS. We believe, the difference between the estimated fair value of the indemnification agreements and the amounts recorded in our financial statements, is minimal.

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

We also enter into purchase order commitments in the normal course of business. As of December 31, 2010, we had $80.6 million of purchase order commitments with various suppliers. In addition, we maintain vendor liability agreements whereby product can be delivered within our lead time requirements. As of December 31, 2010, our maximum liability under these arrangements was approximately $31.0 million.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Per the estimates provided by VMS, we have accrued $0.9 million in estimated environmental investigation and remediation costs for these sites and facilities as of December 31, 2010. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, we have accrued $3.8 million as of December 31, 2010, which represents future costs discounted at 7%, net of inflation, to cover our portion of these costs. This reserve is in addition to the $0.9 million as of December 31, 2010, as previously described.

As of December 31, 2010, our environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, totaled $4.7 million, of which $0.7 million is classified as current.

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

We evaluate our liability for environmental-related investigation and remediation in light of the liability and financial strength of potentially responsible parties and insurance companies where we believe that we have rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. VMS receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of our past and future environmental-related expenditures. Accordingly, we have recorded a receivable for approximately $1.1 million at each of December 31, 2010 and October 1, 2010 which was included in “Other assets” in the Consolidated Balance Sheets. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has, in the past, paid the claims that VMS has made.

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

Note 14. Comprehensive Income

The following table reconciles net income to comprehensive income, net of tax effect, for the first quarter of fiscal years 2011 and 2010:

	Three Months Ended
	December 31, 2010	January 1, 2010
	(Amounts in thousands)
Net income	$75,821	$16,622
Other comprehensive income:
Unrealized (loss) gain on cash flow hedging instruments	(164)	326
Reclassification adjustment for realized loss on cash flow hedging instruments included in net income	1,828	—
Unrealized (loss) gain on investments	(194)	10
Reclassification adjustment for realized gain on investments included in net income	(121)	(25)
Pension gain	267	—

Comprehensive income	$77,437	$16,933

Note 15. Share Repurchase Plan

In October 2004, our board of directors authorized the repurchase, from time to time, of up to $100.0 million of our common stock on the open market. Subsequently, our board of directors voted to increase to the amount of funds that may be expended in repurchasing our common stock to a total of $900.0 million. The program does not have a fixed expiration date. As of December 31, 2010, approximately $148.8 million remained available for repurchase under our existing repurchase authorization.

We repurchased the following shares of our common stock under our share repurchase plan:

	December 31, 2010	January 1, 2010
	(Dollars in thousands)
Cost of stock repurchased	$18,851	$—
Shares of stock repurchased	607,885	—
Average price paid per share	$30.98	—

We did not repurchase any additional shares between December 31, 2010 and January 28, 2011, the latest practicable date prior to the filing date of this report.

Note 16. Operating Segments and Geographic Information

We have determined that we operate in one business segment: the manufacturing, marketing and servicing of semiconductor processing equipment for ion implantation systems. Since we operate in one segment, all financial segment information can be found in the consolidated financial statements.

We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenue in the foreseeable future. In the first quarter of fiscal year 2011, revenue from two customers accounted for 26% and 12%, respectively, of our total revenue. In the first quarter of fiscal year 2010, revenue from four customers accounted for 32%, 12%, 11% and 10%, respectively, of our total revenue. As of December 31, 2010, two customers represented 20% and 13%, respectively, of the total accounts receivable balance. As of October 1, 2010, four customers accounted for 12%, 11%, 11%, and 10%, respectively, of the total accounts receivable balance.

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North America	Europe	Japan	Taiwan	Korea	Singapore	Other	Consolidated
	(Amounts in thousands)
Revenue for the three months ended:
December 31, 2010	$52,762	$30,928	$28,651	$114,866	$19,736	$22,196	$13,442	$282,581
January 1, 2010	$24,918	$9,350	$4,005	$63,069	$20,971	$15,169	$3,786	$141,268

Long Lived Assets as of:
December 31, 2010	$66,236	$1,111	$121	$426	$4,821	$91	$70	$72,876
October 1, 2010	$64,290	$1,169	$135	$453	$4,852	$96	$38	$71,033

Note 17. Income Taxes

Our effective tax rate is based on the tax laws and statutory rates applied to our expected annual earnings from operations in the U.S. and other tax jurisdictions throughout the world.

Our income tax provision was $7.6 million for the first three months of fiscal year 2011 and $4.6 million for the first three months of fiscal year 2010. Our tax rate was 10% and 22% for the first three months of fiscal year 2011 and 2010, respectively including discrete items. Discrete benefits for the first three months of fiscal year 2011 were $3.2 million and include $1.8 million from the retroactive reinstatement of the U.S. research and experimentation credit and the release of reserves for uncertain tax positions of $1.3 million due to the lapse of statutes of limitations. The discrete income tax benefit related to these items in the first three months of fiscal year 2011 decreased the tax rate by approximately 4% for that period. Discrete charges for the first three months of fiscal year 2010 were $0.5 million and primarily relate to interest accrued on uncertain tax positions and secondarily to foreign tax return adjustments. The discrete income tax expense related to these items in the first three months of fiscal year 2010 increased the tax rate for that period by approximately 3%.

The tax rate for the first three months of fiscal year 2011 differed from the statutory tax rate of 35% due to income earned in low tax jurisdictions, the retroactive reinstatement of the U.S. research and experimentation credit and reversals of tax reserves.

The net increase in the reserve for unrecognized tax benefits during the first three months of fiscal year 2011 was $2.5 million due to positions taken in the current quarter offset by reserve releases. As of December 31, 2010, the total amount of unrecognized tax benefits was $65.1 million, of which $63.3 million would impact the effective tax rate, if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets, relating to state tax credits which are fully offset by a valuation allowance. As of December 31, 2010, the total amount of accrued interest and penalties related to uncertain tax positions was $4.9 million. We will re-examine the tax provision and the effect of estimated unrecognized tax benefits on our financial position at the end of each reporting period. We include interest and penalties related to unrecognized tax benefits within our provision for income taxes.

We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The statute of limitations for our tax filings with federal, state and foreign tax authorities is open for fiscal years 2003 through the present. The Internal Revenue Service, or IRS, commenced an examination of fiscal year 2007 in December 2008. The IRS completed examinations of certain refund claims filed for fiscal years 2002 to 2004 and we filed a protest of the refund claim audit findings with the Appeals Office of the IRS. The IRS audit of fiscal year 2007 is continuing and has been extended to include fiscal year 2009. It is unknown whether agreement on the refund claims or resolution of the IRS audit of fiscal year 2007 will be reached within the next twelve months. The favorable resolution of the claims filed with the Appeals Office could result in a benefit to the tax provision of up to $5.8 million, excluding interest. Based on the status of the IRS audit, it is not possible to estimate the impact of the amount of any changes to our previously recorded uncertain tax positions. It is possible that up to $2.7 million of unrecognized tax positions, excluding interest and penalties, may be recognized within one year as the result of the lapse of statutes of limitations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in “Item 1. Consolidated Financial Statements” of this quarterly report and the audited consolidated financial statements and notes thereto in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2010, filed with the SEC on November 22, 2010.

Overview

We are the leading supplier of ion implantation equipment used in the fabrication of semiconductor chips. We design, manufacture, market and service semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the world. The VIISta ion implanter products are designed to leverage single wafer processing technology for the full range of semiconductor implant applications. We have shipped more than 4,400 systems worldwide.

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

Our industry is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. Historically, our business has experienced significant volatility and we believe the semiconductor capital equipment business will continue to be volatile, largely due to fluctuations in the level of investment by foundry and memory manufacturers. In the first quarter of fiscal year 2011, we recorded net income of $71.9 million compared to net income of $16.6 million for the same period of fiscal year 2010. Net income per diluted share was $0.95 for the first quarter of fiscal year 2011, compared to net income per diluted share of $0.22 for the first quarter of fiscal year 2010. During fiscal year 2010, we experienced an increase in revenues of 130% compared to fiscal year 2009. Revenues continued to increase in the first quarter of fiscal year 2011 representing a 9% increase over the previous quarter. We believe that an improvement in end-user demand for semiconductor devices was the primary driver for the increase in our revenue from fiscal year 2009 to fiscal year 2010 and the first three months of fiscal year 2011. Our overall results improved in fiscal year 2010 and in the first quarter of fiscal year 2011 primarily due to our increased revenue, improved factory and field utilization, better leverage of our fixed costs and implant’s more rapid growth as compared to overall wafer fabrication equipment.

We believe that our management team has the industry experience to quickly and effectively react to sizing adjustments required by the volatility in the market and we believe that we have the financial strength and liquidity to continue investing in product development such that we can continue to maintain our leading industry position. As of December 31, 2010, we had $449.8 million in cash and investments and $1.4 million in debt. Furthermore, cash from operations was $69.5 million in the first three months of fiscal year 2011.

Our business is tied closely to our market share and the total available market for ion implanters. Calendar year 2009 third party semiconductor capital expenditure reports, which are the most recent available, show that the total available market for ion implanters decreased by approximately 57% versus calendar year 2008. In addition, based primarily on leading industry analyst reports and current customer buying patterns, we believe that reports will show that semiconductor capital equipment spending increased in calendar year 2010 from calendar year 2009.

Wafer size and market. Most advanced devices below 90nm are produced on 300mm wafers. Memory manufacturers produce integrated circuits used for flash and dynamic random access memory, or DRAM, which store and retrieve information, while logic manufacturers produce integrated circuits used to process data. Foundry manufacturers have the capability to produce both memory and logic wafers.

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

For 2009, Gartner Dataquest reported our medium current market share as 78%, a 36 percentage point increase from 2008, primarily due to sales of our VIISta 900XP medium current tool, which has become the industry standard. We believe that our medium current market share was a little lower and our high energy market share, which was reported as 30%, was a little higher as several of our tools were segmented as medium current that we classify and sell in the high energy market. We continue to hold our leading position in the high current market and in 2009 we increased our share by 8 percentage points to 86% from 2008, with the introduction of our VIISTa HCS-XP. In the ultra high-dose market we maintained 100% market share through calendar year 2009, due to the success of our plasma doping tool, known as the VIISta PLAD, which is mainly used by memory manufacturers.

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

Critical Accounting Policies and Significant Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a continual basis, we evaluate our estimates, including those related to revenues, inventories, accounts receivable, long-lived assets, income taxes, warranty obligations, deferred revenue, post-retirement benefits, contingencies, stock-based compensation and foreign currencies. We continue to have the same critical accounting policies and estimates which are described in Item 7-“Critical Accounting Policies and Significant Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2010, filed with the SEC on November 22, 2010. We operate in a highly cyclical and competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, customer and supplier lead times, and geographic and macroeconomic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also the factors discussed in Item 1A - “Risk Factors” in our 2010 Annual Report on Form 10-K filed with the SEC on November 22, 2010.

Results of Operations

Revenue

The following table sets forth revenue by category for the three month periods ended December 31, 2010 and January 1, 2010:

	Three Months Ended
	December 31, 2010	January 1, 2010	Change	Percent Change
	(Amounts in thousands)
Revenue
Product	$259,568	$127,461	$132,107	104%
Service	23,013	13,807	9,206	67%

Revenue	$282,581	$141,268	$141,313	100%

Revenue by territory
Asia Pacific	$198,891	$107,000	$91,891	86%
North America	52,762	24,918	27,844	112%
Europe	30,928	9,350	21,578	231%

Revenue	$282,581	$141,268	$141,313	100%

Product

Product revenue includes sales from tools, parts and upgrades. During the first quarter of fiscal year 2011, product revenue was $259.6 million, compared to $127.5 million for the same period a year ago. This increase of $132.1 million, or 104%, is primarily attributable to the increase in end-user demand for semiconductors, which caused our customers to significantly increase their spending for our products in the first quarter of fiscal year 2011. On a unit basis, the number of tools recorded in revenue increased 145% for the first quarter of fiscal year 2011, compared to the first quarter of fiscal year 2010. This increase was most notable in the high current and medium current markets. In addition, revenue from parts and upgrades sales during the first quarter of fiscal year 2011 increased $7.9 million, or 19%, compared to the same period a year ago due to higher fab utilization and a higher installed base at most of our customers.

Service

Service revenue during the first quarter of fiscal year 2011 was $23.0 million, compared to $13.8 million for the same period a year ago. This increase of $9.2 million, or 67%, is primarily related to higher installation revenue from an increase in the volume of tool sales. Revenues from paid service and service contract revenue also increased over the same period.

Revenue by Territory

The Asia Pacific region accounts for a significant percentage of our revenues. The increase in revenue from this region for the first quarter of fiscal year 2011 as compared to the same period in fiscal year 2010 is mainly due to increased demand from our memory and foundry customers. Sales to North American customers in the first quarter of fiscal year 2011 increased compared to the same period in fiscal year 2010 due to increased demand from logic customers. Sales to European customers in the first quarter of fiscal year 2011 increased compared to the same period in fiscal year 2010 due to increased demand from foundry and logic customers.

Customers

During the first quarter of fiscal year 2011, revenue from two customers accounted for 26%, and 12%, respectively, of our total revenue, compared to four customers accounting for 32%, 12%, 11% and 10%, respectively, of our total revenue, during the first quarter of fiscal year 2010. We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenue in the foreseeable future.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given reporting period and certain factors discussed in Item 1A - “Risk Factors” in our 2010 Annual Report on Form 10-K.

Shipment Mix

Our tools are used by foundry, memory and logic manufacturers of integrated circuits. Foundry manufacturers are contractors that take chip designs from other companies and make the chips for them. Memory manufacturers make chips that store information, while logic manufacturers make chips that process information. Both memory and logic manufacturers are owned by the companies that design the chips. In fiscal year 2010, there was an increase in end-user demand for semiconductor devices which increased fab utilization. Virtually all of our tool shipments are 300 mm tools, which began to replace 200 mm tools at the end of the 1990s. The following table sets forth tool shipments by market, as a percent of total tool shipments, for the first quarter of fiscal years 2011 and 2010. Percentages are based on the number of tools shipped during the respective period. Overall, the most significant driver of change from the first quarter of fiscal year 2010 to the first quarter of fiscal year 2011 was the increase in memory business, which we believe was caused by an increase in end-user demand for electronics.

	Three Months Ended
	December 31, 2010	January 1, 2010
By market
Foundry	53%	67%
Memory	28%	17%
Logic	19%	16%

Shipments	100%	100%

Cost of Product Revenue

Our gross margins fluctuate with changes in revenue levels, changes in product mix, and our ability to absorb certain fixed costs. Cost of product revenue was $130.0 million and product gross margin was 50% for the first quarter of fiscal year 2011, compared to cost of product revenue of $63.3 million and product gross margin of 50% for the first quarter of fiscal year 2010. Product margins for the first quarter of fiscal year 2011 were flat versus the first quarter of fiscal year 2010. Product margins in the current quarter were unfavorably affected by a higher mix of systems revenue, which typically carries lower margins than parts and upgrades revenue. This was favorably offset by higher factory and field utilization and better leverage of our fixed costs. In addition, charges related to product transitions and reductions in the demand for parts and upgrades had no impact on product gross margin in the first quarter of fiscal year 2011, compared to a 1% reduction in product gross margin in the same period a year ago.

Cost of Service Revenue

Cost of service revenue was $13.6 million and service gross margin was 41% for the first quarter of fiscal year 2011, compared to cost of service revenue of $9.3 million and service gross margin of 33% for the first quarter of fiscal year 2010. Cost of service revenue primarily consists of service contract costs and installation costs. Thus, fluctuations in service margins are mainly attributed to the changes in service contract margins and installation margins. Service contract margins are influenced by contract type and regional mix, while installation margins are influenced by product and regional mix. Service margins increased as installation revenue, which typically carries higher margins, represented a greater portion of total service revenue in the first quarter of fiscal year 2011, as compared to the first quarter of fiscal year 2010.

Research, Development and Engineering

Research, development and engineering expense was $26.6 million for the first quarter of fiscal year 2011, compared to $21.7 million for the first quarter of fiscal year 2010. The increase of $4.9 million, or 23%, in research, development and engineering spending was due to our continued investment in new product development and growth initiatives.

Marketing, General and Administrative

Marketing, general and administrative expense was $33.5 million for the first quarter of fiscal year 2011, compared to $26.1 million for the first quarter of fiscal year 2010. This increase of $7.4 million, or 28%, was primarily due to an increase in the cost of variable compensation plans, additional headcount to support growth initiatives and higher levels of tool evaluation activity.

Interest Income and Interest Expense

During the first quarter of fiscal year 2011, we earned $0.7 million in net interest income, compared to $0.9 million for the same period of fiscal year 2010. This decrease of $0.2 million, or 19%, in net interest income was primarily due to the maturity of higher yielding investments which were held during the first quarter of fiscal year 2010 and a slight decline in interest rates.

Other Expense, Net

Other expense, net was less than $0.1 million for the first quarter of fiscal year 2011 and $0.5 million for the same period of fiscal year 2010. Other expense, net includes foreign currency exchange gains and losses, which primarily drive fluctuations between comparable periods.

Provision for Income Taxes

Our effective tax rate is based on the tax laws and statutory rates applied to our expected annual earnings from operations in the U.S. and other tax jurisdictions throughout the world.

Our income tax provision was $7.6 million for the first three months of fiscal year 2011 and $4.6 million for the first three months of fiscal year 2010. Our tax rate was 10% and 22% for the first three months of fiscal year 2011 and 2010, respectively including discrete items. Discrete benefits for the first three months of fiscal year 2011 were $3.2 million and include $1.8 million from the retroactive reinstatement of the U.S. research and experimentation credit and the release of reserves for uncertain tax positions of $1.3 million due to the lapse of statutes of limitations. The discrete income tax benefit related to these items in the first three months of fiscal year 2011 decreased the tax rate by approximately 4% for that period. Discrete charges for the first three months of fiscal year 2010 were $0.5 million and primarily relate to interest accrued on uncertain tax positions and secondarily to foreign tax return adjustments. The discrete income tax expense related to these items in the first three months of fiscal year 2010 increased the tax rate by approximately 3% for that period.

The tax rate for the first three months of fiscal year 2011 differed from the statutory tax rate of 35% due to income earned in low tax jurisdictions, the retroactive reinstatement of the U.S. research and experimentation credit and reversals of tax reserves.

The net increase in the reserve for unrecognized tax benefits during the first three months of fiscal year 2011 was $2.5 million due to positions taken in the current quarter offset by reserve releases. As of December 31, 2010, the total amount of unrecognized tax benefits was $65.1 million, of which $63.3 million would impact the effective tax rate, if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets, relating to state tax credits which are fully offset by a valuation allowance. As of December 31, 2010, the total amount of accrued interest and penalties related to uncertain tax positions was $4.9 million. We will re-examine the tax provision and the effect of estimated unrecognized tax benefits on our financial position at the end of each reporting period. We include interest and penalties related to unrecognized tax benefits within our provision for income taxes.

We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The statute of limitations for our tax filings with federal, state and foreign tax authorities is open for fiscal years 2003 through the present. The Internal Revenue Service, or IRS, commenced an examination of fiscal year 2007 in December 2008. The IRS completed examinations of certain refund claims filed for fiscal years 2002 to 2004 and we filed a protest of the refund claim audit findings with the Appeals Office of the IRS. The IRS audit of fiscal year 2007 is continuing and has been extended to include fiscal year 2009. It is unknown whether agreement on the refund claims or resolution of the IRS audit of fiscal year 2007 will be reached within the next twelve months. The favorable resolution of the claims filed with the Appeals Office could result in a benefit to the tax provision of up to $5.8 million, excluding interest. Based on the status of the IRS audit, it is not possible to estimate the impact of the amount of any changes to our previously recorded uncertain tax positions. It is possible that up to $2.7 million of unrecognized tax positions, excluding interest and penalties, may be recognized within one year as the result of the lapse of statutes of limitations.

Liquidity and Capital Resources

Our liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. We believe that cash, cash equivalents and investments of $449.8 million as of December 31, 2010 will be sufficient to satisfy working capital requirements, commitments for capital expenditures, any future common stock repurchases and other purchase commitments, environmental contingencies and cash requirements for the next twelve months. We believe that we have the ability to hold cash equivalents and investments through maturity and therefore believe that any reduction in value of investments is temporary. We have an investment policy which limits the types, amounts and maturities of the financial instruments that we invest in. The overall objective of this policy is to preserve capital and ensure that there is sufficient liquidity to meet the working capital needs of our business. We monitor our cash, cash equivalents and investments daily to ensure that this objective is met.

Share Repurchase Plan

In October 2004, our board of directors authorized the repurchase, from time to time, of up to $100.0 million of our common stock on the open market. Subsequently, over time, our board of directors voted to increase the amount of funds that may be expended in repurchasing our common stock to a total of $900.0 million. The program does not have a fixed expiration date. As of December 31, 2010, $148.8 million remained available for repurchase under the existing repurchase authorization. Our stock repurchase plan is influenced by our growth and investment plans, stage in the industry cycle, attractiveness of share price and liquidity needs.

Cash Flows

Cash provided by operations was $69.5 million during the first three months of fiscal year 2011, compared to $50.5 million during the first three months of fiscal year 2010. The primary drivers of cash provided by operations in the first three months of fiscal year 2011 were net income of $71.9 million and a decrease in accounts receivable, net of $12.4 million due to strong collection efforts during the quarter. These items were partially offset by reductions in accounts payable of $10.5 million, deferred revenue of $7.3 million, and accrued expenses of $6.6 million. The decrease in accounts payable is due to increased payments to vendors in order to support higher levels of business volume, while the reduction in deferred revenue is due to a high volume of tool acceptances for which we had deferred revenue in the previous quarter. Accrued expenses decreased mainly due to payments related to our variable compensation plans. Cash from operations in the first three months of fiscal year 2010 was primarily a result of a reduction in accounts receivable, net of $22.2 million, net income of $16.6 million and an increase in accrued expenses of $7.8 million; partially offset by an increase of inventory of $11.0 million. The decrease in accounts receivable, net is related to the timing of shipments and payments from customers, including the receipt of payments from customers for whom certain extended terms had been granted in previous quarters. The increase in inventory is due to an increase in demand for systems. The increase in accrued expenses is primarily due to the reinstatement of variable compensation plans, which were suspended in fiscal year 2009 due to the economic downturn.

Cash used in investing activities during the first three months of fiscal year 2011 was $21.2 million, compared to $21.5 million used in the first three months of fiscal year 2010. In fiscal year 2011, we purchased $38.5 million of investments and $6.0 million of property, plant and equipment; partially offset by proceeds from maturities and sales of investments of $23.3 million. Increased purchases of property, plant and equipment was mainly due to improvements to our corporate infrastructure. In the first three months of fiscal year 2010, we used $35.0 million in the purchase of investments and $2.9 million in the purchase of property, plant and equipment; partially offset by proceeds from maturities and sales of investments of $16.4 million.

During the first three months of fiscal year 2011, we used $8.5 million of cash for financing activities. The primary outflow was $18.9 million of cash used for the repurchase of our common stock, offset by $9.0 million received from the issuance of common stock upon the exercise of stock options. During the first three months of fiscal year 2011, we repurchased 0.6 million shares at a weighted-average price per share of $30.98. During the first three months of fiscal year 2010, we generated $8.7 million of cash from financing activities, primarily from $7.5 million of cash received from the issuance of common stock upon the exercise of stock options. We did not purchase any shares of our common stock during the first three months of fiscal year 2010, due to our interest in preserving cash.

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

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc., or VAI, now known as Varian Medical Systems, Inc., or VMS (See Note 13. Commitments, Contingencies and Guarantees in the accompanying notes to the unaudited interim consolidated financial statements). During each of the first three month periods of fiscal years 2011 and 2010, we were charged $0.3 million, respectively, by VMS in settlement of these obligations.

This Form 10-Q contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms “believes,” “anticipates,” “expects,” “plans” or similar expressions are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. There are a number of important factors that could cause Varian Semiconductor Equipment Associates, Inc.’s (“Varian Semiconductor,” the “Company,” “we,” “our,” or “us”) actual results to differ materially from those indicated by forward-looking statements made in this report and presented by management from time to time. Some of the important risks and uncertainties that may cause our financial results to differ are described under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 1, 2010, filed with the Securities and Exchange Commission, or SEC, on November 22, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

As a multinational company, we face exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as our business practices evolve and could impact our financial results. We use derivative instruments to protect our foreign operations from fluctuations in earnings and cash flows caused by volatility in currency exchange rates. We hedge our current exposures and a portion of our anticipated foreign currency exposures with foreign currency forward contracts having terms of up to twelve months. We also utilize foreign currency spot contracts to settle some of our foreign currency forward contracts.

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

We hedge currency exposures that are associated with certain of our assets and liabilities denominated in various non-U.S. dollar currencies. Net foreign exchange losses for the first three months of fiscal years 2011 and 2010 were $0.2 million and $0.5 million, respectively.

Our international sales, except for those in Japan, are primarily denominated in the U.S. dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to us. Upon forecasting the exposure, we enter into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of operations. There was an immaterial amount of ineffectiveness recognized during the first three months of fiscal years 2011 and 2010.

The table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the estimated fair value of our contracts outstanding as of December 31, 2010 and October 1, 2010.

	December 31, 2010			October 1, 2010
	Notional Value	Contract Rate	Estimated Fair Value - Gain (Loss)	Notional Value	Contract Rate	Estimated Fair Value - Gain (Loss)
	(Dollars in thousands)
Foreign currency purchase contracts:
Japanese Yen	$16,412	82.44	$(62)	$15,534	86.96	$(23)
Singapore Dollar	4,908	1.31	48	4,606	1.35	104
Korean Won	1,746	1,152.00	20	—	—	—
New Taiwan Dollar	—	—	—	917	31.70	11
Euro	886	1.31	(1)	—	—	—

Total foreign currency purchase contracts	$23,952		$5	$21,057		$92

Foreign currency sell contracts:
Japanese Yen	$94,664	84.13	$(2,876)	$104,718	86.23	$(2,995)
Korean Won	25,364	1,146.74	(224)	23,573	1,165.49	(648)
Singapore Dollar	366	1.31	(5)	—	—	—
Israeli Shekel	1,399	3.65	(27)	1,109	3.79	(38)
New Taiwan Dollar	531	30.39	(9)	—	—	—
Euro	—	—	—	320	1.28	(20)

Total foreign currency sell contracts	$122,324		$(3,141)	$129,720		$(3,701)

Total contracts	$146,276		$(3,136)	$150,777		$(3,609)

Interest Rate Risk

Although payments under certain of our overseas borrowing facilities are tied to market indices, we are not exposed to material interest rate risk from these borrowing facilities. We have no material cash flow exposure due to rate changes for cash equivalents and short-term investments. We maintain cash investments primarily in U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at December 31, 2010 and October 1, 2010 were $179.6 million and $150.3 million, respectively. At December 31, 2010 and October 1, 2010, our short-term investments were $54.2 million and $60.9 million, respectively, and consisted primarily of corporate bonds and government agency and U.S. Treasury securities. At December 31, 2010 and October 1, 2010, our long-term investments were $122.2 million and $101.3 million, respectively, and consisted primarily of U.S. Treasury, government agency and corporate bonds.

Commodity Price Risk

We are not exposed to material commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of Varian Semiconductor, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, Varian Semiconductor’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required by this Item is provided in “Note 13. Commitments, Contingencies and Guarantees” to the unaudited interim consolidated financial statements under Part I, Item 1 and is incorporated herein by reference.

ITEM 1A.	Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2010 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of December 31, 2010, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases during the quarter ended December 31, 2010 of equity securities that are registered by Varian Semiconductor pursuant to Section 12 of the Securities Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
October 2, 2010 - October 29, 2010	288,200	$29.29	288,200	$159,233
October 30, 2010 - November 26, 2010	257,285	$32.51	257,285	$150,868
November 27, 2010 - December 31, 2010	62,400	$32.47	62,400	$148,842
Total: (3)	607,885	$30.98	607,885	$148,842

(1)	All shares were purchased pursuant to the share repurchase program described in footnote 2 below, which was publicly announced on October 22, 2004. Since then we have repurchased an aggregate of 22,995,415 shares of our common stock pursuant to the share repurchase program that was publicly announced on October 22, 2004.
(2)	In October 2004, our board of directors authorized the repurchase, from time to time, of up to $100.0 million of Varian Semiconductor’s common stock on the open market. Subsequently, over time, the board of directors voted to increase the amount of funds that may be expended in repurchasing our common stock to a total of $900.0 million as of December 31, 2010. The share repurchase program does not have a fixed expiration date.
(3)	We did not repurchase any shares pursuant to the share repurchase program from January 1, 2011 through January 28, 2011, the latest practicable date prior to the filing date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1*	Form of Nonstatutory Stock Option Agreement.

10.2*	Form of Restricted Stock Agreement.

10.3*	Form of Performance Based Restricted Stock Agreement.

10.4*	Varian Semiconductor Equipment Associates, Inc. 2011 Management Incentive Plan.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.01.INS*	XBRL Instance Document

1.01.CAL*	XBRL Taxonomy Extension Schema Document

1.01.LAB*	XBRL Taxonomy Extension Definition Document

1.01.PRE*	XBRL Taxonomy Extension Presentation Document

*	filed or furnished herewith

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

Date: February 3, 2011