Form 10-Q
period 2011-04-01
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2011-05-02
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission File Number: 0-25395

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0501994
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

35 Dory Road,
Gloucester, Massachusetts	01930-2297
(Address of principal executive offices)	(Zip Code)

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

Shares of common stock outstanding at April 26, 2011: 75,433,076.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	April 1,	October 1,
	2011	2010
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$363,833	$235,450
Short-term investments	58,089	60,871
Accounts receivable, net	222,103	223,960
Inventories	212,330	190,538
Deferred income taxes	18,868	20,955
Other current assets	35,689	21,428
Total current assets	910,912	753,202

Long-term investments	133,701	101,332
Property, plant and equipment, net	72,635	68,140
Goodwill	12,280	12,280
Deferred income taxes	5,364	4,363
Other assets	3,031	2,893
Total assets	$1,137,923	$942,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$65,334	$53,529
Accrued expenses and other current liabilities	35,393	46,739
Deferred revenue	58,079	46,707
Income taxes payable	10,924	7,476
Product warranty	12,284	8,627
Total current liabilities	182,014	163,078

Long-term accrued expenses and other long-term liabilities	91,106	81,130
Total liabilities	273,120	244,208

Commitments, contingencies and guarantees (Note 12)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 97,794,874 shares issued and 74,256,959 shares outstanding at Apri1 1, 2011; 95,819,646 shares issued and 73,432,116 shares outstanding at October 1, 2010	978	958
Capital in excess of par value	709,273	654,458
Less: Cost of 23,537,915 and 22,387,530 shares of common stock held in treasury at April 1, 2011 and October 1, 2010, respectively	(776,938)	(732,859)
Retained earnings	929,832	775,635
Accumulated other comprehensive income (loss)	1,658	(190)
Total stockholders’ equity	864,803	698,002
Total liabilities and stockholders’ equity	$1,137,923	$942,210

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
	(Amounts in thousands, except per share data)
Revenue
Product	$313,096	$191,282	$572,664	$318,743
Service	16,925	12,675	39,938	26,482
Total revenue	330,021	203,957	612,602	345,225

Cost of revenue
Product	157,361	94,921	287,372	158,208
Service	10,889	9,196	24,509	18,490
Total cost of revenue	168,250	104,117	311,881	176,698
Gross profit	161,771	99,840	300,721	168,527

Operating expenses
Research, development and engineering	29,787	24,346	56,411	46,074
Marketing, general and administrative	36,760	31,950	70,277	58,053
Total operating expenses	66,547	56,296	126,688	104,127
Operating income	95,224	43,544	174,033	64,400
Interest income	826	965	1,635	1,890
Interest expense	(46)	(63)	(152)	(123)
Other expense, net	(382)	(460)	(400)	(964)
Income before income taxes	95,622	43,986	175,116	65,203
Provision for income taxes	13,279	5,393	20,919	9,988
Net income	$82,343	$38,593	$154,197	$55,215

Weighted average shares outstanding - basic	75,409	74,407	74,837	74,053
Weighted average shares outstanding - diluted	76,606	75,331	75,955	75,048
Net income per share - basic	$1.09	$0.52	$2.06	$0.75
Net income per share - diluted	$1.07	$0.51	$2.03	$0.74

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	April 1,	April 2,
	2011	2010
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$154,197	$55,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,902	7,871
Amortization of investment premiums	1,462	721
Deferred income taxes	1,086	(1,110)
Stock-based compensation	12,102	11,646
Tax benefit from stock-based compensation	7,355	2,337
Excess tax benefits from stock-based compensation	(7,514)	(1,692)
Changes in assets and liabilities:
Accounts receivable, net	3,261	(26,846)
Inventories	(22,479)	(34,162)
Other current assets	(14,261)	1,243
Accounts payable	11,600	26,482
Accrued expenses and other current liabilities	2,028	19,639
Product warranty	3,648	1,938
Deferred revenue	13,712	8,845
Other	(1,124)	39
Net cash provided by operating activities	172,975	72,166

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,742)	(5,553)
Proceeds from sales of investments	10,557	9,278
Proceeds from maturities of investments	43,297	31,666
Purchases of investments	(85,088)	(70,062)
Net cash used in investing activities	(42,976)	(34,671)

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of options and issuance of stock under the employee stock purchase plan	35,378	10,859
Excess tax benefits from stock-based compensation	7,514	1,692
Treasury stock repurchases	(44,079)	—
Repayment of long-term debt	(326)	(297)
Net cash (used in) provided by financing activities	(1,513)	12,254

Effects of exchange rates on cash	(103)	251
Net increase in cash and cash equivalents	128,383	50,000
Cash and cash equivalents at beginning of period	235,450	192,148
Cash and cash equivalents at end of period	$363,833	$242,148

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the U.S., or GAAP, for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Annual Report on Form 10-K for fiscal year 2010 filed with the SEC on November 22, 2010. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three and six months ended April 1, 2011 are not necessarily indicative of the results to be expected for a full year or for any other period.

All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current presentation.

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

Securities available-for-sale

Equity securities are classified as Level 1 in the valuation hierarchy, where quoted prices are available in an active market. We may utilize an alternative pricing method (for example, matrix pricing) and quotations from bond dealers to assist in determining fair value for each security traded over-the-counter rather than on a securities exchange. Matrix pricing is a mathematical technique which considers information with respect to comparable bond and note transactions or by reference to other securities that are considered comparable in such characteristics as rating, interest rate and maturity date, to determine fair value. Securities priced using such methods are classified as Level 2 and include U.S. Treasury and government agency securities, corporate bonds and municipal bonds.

Deferred compensation

The deferred compensation liability represents our obligation to pay benefits under our non-qualified deferred compensation plan. The related investments, held in a Rabbi Trust, consist of equity securities, primarily mutual funds, and are classified as Level 1 in the valuation hierarchy. Realized gains and losses to fair value of both the equity securities and the related deferred compensation liabilities are recorded in marketing, general and administrative expense.

Derivatives

We use quoted prices in an active market for derivative assets and liabilities, which are traded on exchanges. These derivative assets and liabilities are classified as Level 1.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Balance at April 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash equivalents	$239,400	$229,338	$10,062	$—
Short-term and long-term investments
Corporate bonds	151,231	—	151,231	—
U.S. Treasury and government agency securities	27,142	—	27,142	—
Municipal bonds	5,325	—	5,325	—
Equity securities	6,409	6,409	—	—
Derivative assets	471	471	—	—
Total assets at fair value	$429,978	$236,218	$193,760	$—

Deferred compensation	$6,409	$6,409	$—	$—
Total liabilities at fair value	$6,409	$6,409	$—	$—

	Balance at October 1, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash equivalents	$150,315	$143,552	$6,763	$—
Short-term and long-term investments
Corporate bonds	119,443	—	119,443	—
U.S. Treasury and government agency securities	29,584	—	29,584	—
Municipal bonds	2,043	—	2,043	—
Certificate of deposit	4,408	—	4,408	—
Equity securities	5,042	5,042	—	—
Total assets at fair value	$310,835	$148,594	$162,241	$—

Deferred compensation	$5,042	$5,042	$—	$—
Derivative liabilities	3,609	3,609	—	—
Total liabilities at fair value	$8,651	$8,651	$—	$—

Non-Marketable Equity Investments

As of both April 1, 2011 and October 1, 2010, the portfolio of financial assets excludes $1.7 million of investments in equity in four private companies. These investments are accounted for under the cost method and are outside the scope of the authoritative accounting guidance for fair value measurements. These equity investments are included in long-term investments on our consolidated balance sheets.

Note 3.  Cash, Cash Equivalents and Investments

We consider all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents as of April 1, 2011 and October 1, 2010 were $239.4 million and $150.3 million, respectively.

Investments consist primarily of U.S. Treasury and government agency securities and corporate bonds. All investments have been classified as available-for-sale and are carried at fair value. The cost of securities sold was determined based on the specific identification method. Investments with contractual maturities greater than one year from the respective balance sheet date are classified as long-term.

Net realized gains on investments for the three and six months ended April 1, 2011 were $0.4 million and $0.6 million, respectively.  Net realized losses for both the three and six months ended April 2, 2010 were $0.1 million. As of April 1, 2011 and October 1, 2010, net unrealized gains on investments of $1.3 million and $2.1 million, respectively, were recorded as other comprehensive income.

We determined that the unrealized losses as of April 1, 2011, as aggregated by security type in the table below, are temporary. This assessment is based upon the nature of the investments and the causes of the unrealized losses. The investments are in corporate bonds, U.S. Treasury and government agency securities and municipal bonds as stated in the investment policy. The unrealized losses relate to the decline in fair value due to differences between the securities’ interest rates at acquisition and current interest rates and the decline in credit worthiness of certain debtors.

Unrealized losses on investments as of April 1, 2011 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows:

	In Loss Position for Less than 12 Months		In Loss Position for 12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Amounts in thousands)
Corporate bonds	$59,169	$(212)	$2,469	$(4)	$61,638	$(216)
U.S. Treasury and government agency securities	7,891	(42)	—	—	7,891	(42)
Municipal bonds	3,842	(35)	—	—	3,842	(35)
Total	$70,902	$(289)	$2,469	$(4)	$73,371	$(293)

Investments by security type as of April 1, 2011 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Corporate bonds	$150,626	$821	$(216)	$151,231
U.S. Treasury and government agency securities	26,828	356	(42)	27,142
Municipal bonds	5,358	2	(35)	5,325
Other	7,679	413	—	8,092
Total	$190,491	$1,592	$(293)	$191,790

Investments by security type as of October 1, 2010 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Corporate bonds	$118,081	$1,404	$(42)	$119,443
U.S. Treasury and government agency securities	29,072	521	(9)	29,584
Municipal bonds	2,012	31	—	2,043
Certificate of deposit	4,408	—	—	4,408
Other	6,485	240	—	6,725
Total	$160,058	$2,196	$(51)	$162,203

The investment maturities are as follows:

	April 1, 2011	October 1, 2010
	(Amounts in thousands)
Maturing within 1 year	$58,089	$60,871
Maturing between 1 year and 5 years	133,701	101,332
Total	$191,790	$162,203

Note 4.  Stock-Based Compensation

Stock-based compensation cost is measured at grant date and is based on the fair value of the award. The straight-line method is applied to all grants with service conditions, while the graded vesting method is applied to all grants with both service and performance conditions.

The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the vesting period of the respective award. The effect of recording stock-based compensation for the three and six months ended April 1, 2011 and April 2, 2010 are as follows:

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
	(Amounts in thousands)
Effect of stock-based compensation on income by line item:
Cost of product revenue	$306	$233	$529	$456
Cost of service revenue	191	198	347	354
Research, development and engineering expense	1,444	1,294	2,605	2,376
Marketing, general and administrative expense	4,896	4,614	8,621	8,460
Provision for income taxes	(930)	(1,092)	(1,648)	(2,110)
Total cost related to stock-based compensation, net of tax	$5,907	$5,247	$10,454	$9,536

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

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	April 1,	April 2,
	2011	2010
Expected life (in years)	4.2	3.7
Expected volatility	50.1%	51.3%
Risk-free interest rate	1.6%	1.7%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$14.49	$12.20

The following table summarizes stock option and restricted stock activity as of and for the six months ended April 1, of fiscal year 2011:

					Unvested		Unvested
					Restricted Stock		Restricted Stock
	Stock Option Activity				Award Activity		Unit Activity
			Weighted-			Weighted-		Weighted-
		Weighted-	Average			Average		Average
		Average	Remaining	Aggregate		Grant		Grant
		Exercise	Contractual	Intrinsic		Date Fair		Date Fair
	Shares	Price	Term	Value	Shares	Value	Shares	Value
			(In years)	(In thousands)
Outstanding at October 1, 2010	5,616,849	$24.93			788,375	$30.80	39,640	$23.36
Granted	7,575	36.91			751,253	34.74	12,035	49.85
Exercised	(1,722,217)	20.54
Restricted stock vested					(230,976)	31.81	(22,035)	42.29
Forfeited/expired/cancelled	(91,679)	17.53			(6,229)	32.14	—	—
Outstanding at April 1, 2011	3,810,528	$27.11	3.8	$80,343	1,302,423	$32.89	29,640	$20.04

Options vested and expected to vest at April 1, 2011	3,800,540	$27.11	3.8	$80,132
Options exercisable at April 1, 2011	2,462,116	$27.26	3.2	$51,611

As of April 1, 2011, there were a total of 3,064,798 shares reserved for issuance under the 2006 Stock Incentive Plan. The aggregate intrinsic value is based on our closing stock price of $48.11 on April 1, 2011, and represents the amounts that would have been received by the option holders had all option holders exercised their options as of that date. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price.

As of April 1, 2011, the unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock was $11.8 million and $38.2 million, respectively. These amounts will be recognized over an estimated weighted average amortization period of 2.0 years and 3.2 years, respectively.

The total intrinsic value of options exercised during the three and six month periods ended April 1, 2011, was $29.0 million and $37.2 million, respectively. The total intrinsic value of options exercised during the three and six month periods ended April 2, 2010, was $1.9 million and $8.7 million, respectively.

The total fair value of restricted stock grants that vested during the three and six month periods ended April 1, 2011, was $4.2 million and $9.8 million, respectively. The total fair value of restricted stock grants that vested during the three and six month periods ended April 2, 2010, was $3.4 million and $7.4 million, respectively.

Employee Stock Purchase Plan

Our employees who elect to participate in the Employee Stock Purchase Plan, or ESPP, are able to purchase common stock at the lower of 85% of the fair market value of our common stock on the first or last day of the applicable offering period.  Each offering period lasts six months. On November 24, 2008, we decided to suspend enrollment and participation in the ESPP as of January 1, 2009 due to efforts to reduce equity compensation expense.  We lifted the suspension on January 1, 2011. During the six months ended April 1, 2011, there were no shares purchased under the ESPP.  As of April 1, 2011, there were a total of 828,266 shares of common stock reserved for issuance under the ESPP. The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended
April 1,
2011
Expected life (in years)	0.5
Expected volatility	34.4%
Risk-free interest rate	0.2%
Expected dividend yield	0.0%
Weighted-average grant date fair value	$9.16

Note 5. Computation of Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock and participating unvested restricted stock outstanding during the reporting period. Diluted net income per share includes additional dilution from stock issuable pursuant to the exercise of outstanding stock options and non-participating unvested restricted stock. Options to purchase common shares with exercise prices that exceeded the market value of the underlying common stock are excluded from the computation of diluted earnings per share. For purposes of the diluted net income per share calculation, the additional shares issuable upon exercise of stock options are determined using the treasury stock method, which includes as assumed proceeds, share-based compensation expense and the tax effect of such compensation.

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

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
	(Amounts in thousands, except per share data)
Numerator:
Net income	$82,343	$38,593	$154,197	$55,215

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	75,409	74,407	74,837	74,053
Effect of dilutive securities:
Stock options and restricted stock units	1,197	924	1,118	995
Denominator for diluted net income per share	76,606	75,331	75,955	75,048

Net income per share - basic	$1.09	$0.52	$2.06	$0.75
Net income per share - diluted	$1.07	$0.51	$2.03	$0.74

For the three and six months ended April 1, 2011, 0.2 million and 0.9 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive. For the three and six months ended April 2, 2010, 1.9 million and 1.8 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

Note 6. Accounts Receivable

Accounts receivable consist of the following:

	April 1,	October 1,
	2011	2010
	(Amounts in thousands)
Billed receivables	$223,188	$225,058
Allowance for doubtful accounts	(1,085)	(1,098)
Accounts receivable, net	$222,103	$223,960

Note 7. Inventories

The components of inventories are as follows:

	April 1, 2011	October 1, 2010
	(Amounts in thousands)
Raw materials and parts	$96,314	$89,947
Work in process	30,361	24,843
Finished goods	85,655	75,748
Total inventories	$212,330	$190,538

Note 8. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows:

	April 1, 2011	October 1, 2010
	(Amounts in thousands)
Accrued incentives	$11,210	$16,341
Accrued employee benefits	8,441	9,073
Accrued payroll	6,537	6,400
Accrued retirement benefits	2,025	3,126
Other	7,180	11,799
Total accrued expenses and other current liabilities	$35,393	$46,739

Note 9.  Long-Term Accrued Expenses and Other Long-Term Liabilities

There were $91.1 million and $81.1 million in long-term accrued expenses and other long-term liabilities at April 1, 2011 and October 1, 2010, respectively. Included in these amounts were $62.4 million and $55.2 million, respectively, for long-term tax liabilities related to uncertain tax positions (see Note 16. Income Taxes).  In addition, product warranty liabilities, post-employment liabilities, environmental and other costs which are not expected to be expended within the next year are included in long-term accrued expenses and other long-term liabilities. The current portion is recorded within accrued expenses and other current liabilities.

Note 10. Product Warranties

We warrant that our products will be free from defects in materials and workmanship and will conform to our standard published specifications in effect at the time of delivery for a period of three to twelve months from the date the customer accepts the products. Additionally, we warrant that maintenance services will be performed in a workmanlike manner consistent with generally accepted industry standards for a period of 90 days from the completion of any agreed-upon services. We provide for the estimated cost of product warranties, the amount of which is based primarily upon historical information, at the time product revenue is recognized. Our warranty obligation is affected by a number of factors, including product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to us. Should these factors or other factors affecting warranty costs differ from our estimates, revisions to the estimated warranty liability would be required.  Product warranty activity for the three and six months ended April 1, 2011 and April 2, 2010 was as follows:

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
	(Amounts in thousands)
Beginning balance	$11,386	$4,301	$9,364	$4,226
Accruals for warranties issued during the period	4,503	2,748	8,683	4,244
(Decreases) increases to pre-existing warranties	(201)	589	(185)	855
Settlements during the period	(2,492)	(1,491)	(4,666)	(3,178)
Ending balance	$13,196	$6,147	$13,196	$6,147

The components of product warranty liability are as follows:

	April 1, 2011	October 1, 2010
	(Amounts in thousands)
Current portion of product warranty	$12,284	$8,627
Long-term portion of product warranty	912	737
Total product warranty	$13,196	$9,364

Note 11. Deferred Revenue

The components of deferred revenue are as follows:

	April 1, 2011	October 1, 2010
	(Amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$45,622	$35,403
Extended warranties	12,273	8,397
Maintenance and service contracts	7,493	5,531
Other deferred revenue	918	3,002
Total deferred revenue	$66,306	$52,333

Current portion of deferred revenue	$58,079	$46,707
Long-term portion of deferred revenue	8,227	5,626
Total deferred revenue	$66,306	$52,333

Note 12. Commitments, Contingencies and Guarantees

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at our request. The term of the indemnification period is upon the later of (i) ten years after the person has ceased being an officer or director, or (ii) the termination of all pending or threatened actions, suits, proceedings or investigations. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, as of April 1, 2011 and October 1, 2010, we had no liabilities recorded for these agreements.

We enter into indemnification agreements in the normal course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, such as our customers or partners, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. We seek to limit liability for such indemnity, for example to an amount not to exceed the sales price of the products subject to the indemnification obligations. The term of these indemnification agreements may vary, although in many instances, is perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited.  Based on information available, we believe the estimated fair value of these agreements is minimal. Accordingly, as of April 1, 2011 and October 1, 2010, we had no liabilities recorded for these agreements.

We also indemnify certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims related to the use of our products and services or resulting from the acts or omissions of us, our employees, officers, authorized agents or subcontractors. We have general and umbrella insurance policies that limit our exposure under these indemnification obligations and guarantees. As a result of our insurance policy coverage and based on information available, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, as of April 1, 2011 and October 1, 2010, we had no liabilities recorded for these agreements.

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

We also enter into purchase order commitments in the normal course of business. As of April 1, 2011, we had $112.3 million of purchase order commitments with various suppliers. In addition, we maintain vendor liability agreements whereby product can be delivered within our lead time requirements.  As of April 1, 2011, our maximum liability under these arrangements was approximately $38.0 million.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Per the estimates provided by VMS, we have accrued $0.9 million in estimated environmental investigation and remediation costs for these sites and facilities as of April 1, 2011. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, we have accrued $3.8 million as of April 1, 2011, which represents future costs discounted at 4%, net of inflation, to cover our portion of these costs. This reserve is in addition to the $0.9 million as of April 1, 2011, as previously described.

As of April 1, 2011, our environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, totaled $4.7 million, of which $1.0 million is classified as current.

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

We evaluate our liability for environmental-related investigation and remediation in light of the liability and financial strength of potentially responsible parties and insurance companies where we believe that we have rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. VMS receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of our past and future environmental-related expenditures. Accordingly, we have recorded a receivable for approximately $1.1 million at each of April 1, 2011 and October 1, 2010 which was included in other assets on our consolidated balance sheets. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has, in the past, paid the claims that VMS has made.

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

Note 13. Comprehensive Income

The following table reconciles net income to comprehensive income, net of tax effect, for the three and six months ended April 1, 2011 and April 2, 2010:

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
	(Amounts in thousands)
Net income	$82,343	$38,593	$154,197	$55,215
Other comprehensive income (loss):
Unrealized gain on cash flow hedging instruments	575	572	411	898
Reclassification adjustment for realized (gain) loss on cash flow hedging instruments included in net income	(115)	(64)	1,713	(64)
Unrealized gain (loss) on investments	12	254	(182)	264
Reclassification adjustment for realized (gain) loss on investments included in net income	(240)	70	(361)	45
Pension gain	—	—	267	—
Comprehensive income	$82,575	$39,425	$156,045	$56,358

Note 14. Share Repurchase Plan

Our board of directors authorized the repurchase, from time to time, of up to $900.0 million of our common stock on the open market.  The program does not have a fixed expiration date.  As of April 1, 2011, approximately $123.6 million remained available for repurchase under our existing repurchase authorization.

We repurchased the following shares of our common stock under our share repurchase plan during the three and six months ended April 1, 2011:

	Three Months Ended	Six Months Ended
	April 1,	April 1,
	2011	2011
	(Amounts in thousands, except per share amounts)
Shares of stock repurchased	542,500	1,150,385
Cost of stock repurchased	$25,228	$44,079
Average price paid per share	$46.47	$38.29

We did not repurchase any shares of our common stock during the three and six month periods ended April 1, 2010.

We repurchased an additional 140,400 shares between April 1, 2011 and April 26, 2011, the latest practicable date prior to the filing date of this report.

Note 15. Operating Segments and Geographic Information

We have determined that we operate in one business segment: the manufacturing, marketing and servicing of semiconductor processing equipment for ion implantation systems. Since we operate in one segment, all financial segment information can be found in the consolidated financial statements.

We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenue in the foreseeable future.  For the three months ended April 1, 2011, revenue from two customers accounted for 28% and 15% of our total revenue.  For the three months ended April 2, 2010, revenue from two customers accounted for 28% and 16% of our total revenue.  For the six months ended April 1, 2011, revenue from two customers accounted for 27% and 12% of our total revenue.  For the six months ended April 2, 2010, revenue from three customers accounted for 29%, 14% and 10% of our total revenue.

As of April 1, 2011, two customers represented 28% and 13%, respectively, of our total accounts receivable balance.  As of October 1, 2010, four customers accounted for 12%, 11%, 11% and 10%, respectively, of our total accounts receivable balance.

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North America	Taiwan	Korea	Singapore	China	Other	Consolidated
	(Amounts in thousands)
Revenue — Three months ended:
April 1, 2011	$76,226	$127,738	$18,270	$26,613	$36,758	$44,416	$330,021
April 2, 2010	$20,254	$80,310	$43,099	$33,410	$8,197	$18,687	$203,957
Revenue — Six months ended:
April 1, 2011	$128,988	$242,604	$38,006	$48,809	$46,240	$107,955	$612,602
April 2, 2010	$45,172	$143,379	$64,070	$48,579	$11,015	$33,010	$345,225
Long-lived assets as of:
April 1, 2011	$68,656	$524	$4,796	$84	$123	$1,483	$75,666
October 1, 2010	$64,290	$453	$4,852	$96	$31	$1,311	$71,033

Note 16. Income Taxes

Our effective tax rate is based on the tax laws and statutory rates applied to our expected annual earnings from operations in the U.S. and other tax jurisdictions throughout the world.

Our income tax provision was $20.9 million for the first six months of fiscal year 2011 and $10.0 million for the first six months of fiscal year 2010. Our tax rate was 12% and 15% for the first six months of fiscal year 2011 and 2010, respectively, including discrete items. Discrete benefits for the first six months of fiscal year 2011 were $3.6 million and include $1.8 million from the retroactive reinstatement of the U.S. research and experimentation credit, the release of reserves for uncertain tax positions of $1.3 million due to the lapse of statutes of limitations, $0.6 million related to tax return adjustments offset by interest accrued on uncertain tax positions and other discrete items. The discrete income tax benefit related to these items in the first six months of fiscal year 2011 decreased the tax rate by approximately 2% for that period.  Discrete net benefits for the first six months of fiscal year 2010 were $1.8 million and primarily relate to the release of reserves for unrecognized tax benefits and tax return adjustments offset by interest accrued on uncertain tax positions. The discrete income tax net benefit related to these items in the first six months of fiscal year 2010 decreased the tax rate by approximately 3%.

The tax rate for the first six months of fiscal year 2011 differed from the statutory tax rate of 35% due to income earned in low tax jurisdictions, the retroactive reinstatement of the U.S. research and experimentation credit, reversals of tax reserves, and tax return adjustments.

The net increase in the reserve for unrecognized tax benefits during the first six months of fiscal year 2011 was $7.5 million due to positions taken in the current quarter offset by reserve releases. As of April 1, 2011, the total amount of unrecognized tax benefits was $70.1 million, of which $68.2 million would impact the effective tax rate, if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets, relating to state tax credits which are fully offset by a valuation allowance. As of April 1, 2011, the total amount of accrued interest and penalties related to uncertain tax positions was $5.2 million. We will re-examine the tax provision and the effect of estimated unrecognized tax benefits on our financial position at the end of each reporting period. We include interest and penalties related to unrecognized tax benefits within our provision for income taxes.

We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The statute of limitations for our tax filings with federal, state and foreign tax authorities is open for fiscal years 2003 through the present. The Internal Revenue Service, or IRS, commenced an examination of fiscal year 2007 in December 2008. The IRS completed examinations of certain refund claims filed for fiscal years 2002 to 2004 and we filed a protest of the refund claim audit findings with the Appeals Office of the IRS. The IRS audit of fiscal year 2007 is continuing and has been extended to include fiscal year 2009. It is unknown whether agreement on the refund claims or resolution of the IRS audit of fiscal year 2007 will be reached within the next twelve months.  The favorable resolution of the claims filed with the Appeals Office could result in a benefit to the tax provision of up to $5.8 million, excluding interest. Based on the status of the IRS audit, it is not possible to estimate the impact of the amount of any changes to our previously recorded uncertain tax positions. It is possible that up to $3.2 million of unrecognized tax positions, excluding interest and penalties, may be recognized within one year as the result of the lapse of statutes of limitations.

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

Overview

We are the leading supplier of ion implantation equipment used in the fabrication of semiconductor chips. We design, manufacture, market and service semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the world. The VIISta ion implanter products are designed to leverage single wafer processing technology for the full range of semiconductor implant applications. We have shipped approximately 4,500 systems worldwide.

We provide support, training, and after-market products and services that help our customers obtain high utilization and productivity, reduce operating costs and extend capital productivity of investments through multiple product generations. In fiscal year 2010, we were ranked number one in customer satisfaction in VLSI Research Inc.’s (“VLSI”) customer survey for all large suppliers of wafer processing equipment, an honor received in thirteen of the past fourteen years.

Our industry is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. Historically, our business has experienced significant volatility and we believe the semiconductor capital equipment business will continue to be volatile, largely due to fluctuations in the level of investment by foundry and memory manufacturers.  For the three and six months ended April 1, 2011, we recorded net income of $82.3 million and $154.2 million, respectively, compared to net income of $38.6 million and $55.2 million, respectively, for the three and six months ended April 2, 2010.  Net income per diluted share was $1.07 and $2.03, respectively, for the three and six months ended April 1, 2011, compared to net income per diluted share of $0.51 and $0.74, respectively, for the three and six months ended April 2, 2010.  During fiscal year 2010, we experienced an increase in revenue of 130% compared to fiscal year 2009.  Revenues continued to increase in the first and second quarters of fiscal year 2011 representing a 9% and 17% increase, respectively, over the preceding quarters.  We believe that an improvement in end-user demand for semiconductor devices was the primary driver for the increase in our revenue from fiscal year 2009 to fiscal year 2010 and the first six months of fiscal year 2011.  Our overall financial results improved in fiscal year 2010 and in the first six months of fiscal year 2011 primarily due to our increased revenue, improved factory and field utilization, better leverage of our fixed costs and implant equipment’s more rapid growth as compared to overall wafer fabrication equipment.

We believe that our management team has the industry experience to quickly and effectively react to sizing adjustments required by the volatility in the market and we believe that we have the financial strength and liquidity to continue investing in product development such that we can continue to maintain our leading industry position.  As of April 1, 2011, we had $553.9 million in cash and investments and $1.3 million in debt.  Furthermore, cash from operations was $173.0 million in the first six months of fiscal year 2011.

Our business is tied closely to the total available market for ion implanters and our share of that market. Calendar year 2010 third party semiconductor capital expenditure reports, which are the most recent available, show that the total available market for ion implanters increased by approximately 195% versus calendar year 2009, however, due to the economic conditions that impacted 2009, we believe that market share data for calendar year 2008 represents a better comparison to calendar year 2010, as described below. Our calendar year 2010 market share increased 28% versus calendar year 2008.

Wafer size and market.  Most advanced devices below 90nm are produced on 300mm wafers. Memory manufacturers produce integrated circuits used for flash and dynamic random access memory, or DRAM, which store and retrieve information, while logic manufacturers produce integrated circuits used to process data. Foundry manufacturers have the capability to produce both memory and logic wafers.

Market Share and Total Available Market. The table below shows our calendar year 2010, 2009 and 2008 market share and the total available market, as reported by Gartner Dataquest in April 2011, April 2010 and May 2009 respectively. Market share estimates as presented by data services, like Gartner Dataquest, may not be consistent with actual market share trends based on a variety of other factors such as revenue recognition practices and foreign exchange rates. The total available market for ion implant represents Gartner Dataquest’s estimates of worldwide total revenue for ion implanters sold during each calendar year.

	Market Share			Total Available Market
	Calendar Year			Calendar Year
	2010	2009	2008	2010	2009	2008
				(Amounts in millions)
By market
Medium current	70.3%	75.1%	41.5%	$332	$84	$281
High current	84.4%	85.8%	78.1%	517	159	371
High energy	19.6%	42.9%	22.8%	96	63	79
Ultra high dose	100.0%	100.0%	100.0%	78	41	67
Overall	74.9%	77.2%	61.5%	$1,023	$347	$798

Market share and total available market research data is also published by VLSI. In April 2011, VLSI reported that our overall market share was 80% and that the total available market was $957 million for calendar year 2010. In April 2010, VLSI reported that our overall market share was 76% and that the total available market was $351 million for calendar year 2009. In May 2009, VLSI reported that our overall market share was 65% and that the total available market was $757.8 million for calendar year 2008.

Calendar year 2011 market share reports are expected to be released in April 2012.

We estimate our market share on a regular basis. We do so based on extensive information, including our own revenues, competitor orders and other key information such as tool move-ins at the fabs.

In calendar year 2010 there were no significant customer losses in the medium current segment.  The decrease in our medium current market share is due to customer buying patterns coupled with the decrease in the U.S. Dollar against the Yen experienced over the year, as the majority of our competitors in the medium current segment are located in Japan.  We continue to hold our leading position in the high current market segment and relative to calendar year 2009 our calendar year 2010 market share was consistent. In calendar year 2010 we saw a significant decrease in high energy market share due to fluctuating customer buying patterns in a relatively small market. We did not have any major customer losses in the high energy segment in calendar year 2010. In the ultra high-dose market we maintained 100% market share in calendar year 2010.

For calendar year 2009, Gartner Dataquest reported our medium current market share incorrectly, by classifying a number of our high energy tools as medium current tools. Gartner Dataquest corrected this position thereby slightly increasing our calendar year 2009 high energy market share and slightly decreasing our calendar year 2009 medium current market share.

Due to the economic downturn, calendar year 2009 represented a drastic decrease in total available market from previous years yielding a small and volatile data set as a result.  We believe that share trends from calendar years 2008 to 2010 are more indicative of actual trends based on customer wins and losses, as the calendar year total available market numbers are more closely aligned.

Critical Accounting Policies and Significant Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a continual basis, we evaluate our estimates, including those related to revenues, inventories, accounts receivable, long-lived assets, income taxes, warranty obligations, deferred revenue, post-retirement benefits, contingencies, stock-based compensation and foreign currencies. We continue to have the same critical accounting policies and estimates which are described in Item 7-”Critical Accounting Policies and Significant Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2010, filed with the SEC on November 22, 2010. We operate in a highly cyclical and competitive industry that is influenced by a variety of diverse factors including, but not limited to, technological advances, product life cycles, customer and supplier lead times, and geographic and macroeconomic trends. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also the factors discussed in Item 1A - “Risk Factors” in our 2010 Annual Report on Form 10-K filed with the SEC on November 22, 2010.

Results of Operations

Revenue

The following table sets forth revenue by category for the three and six months ended April 1, 2011 and April 2, 2010:

	Three Months Ended				Six Months Ended
	April 1,	April 2,		Percent	April 1,	April 2,		Percent
	2011	2010	Change	Change	2011	2010	Change	Change
	(Amounts in thousands)				(Amounts in thousands)
Revenue
Product	$313,096	$191,282	$121,814	64%	$572,664	$318,743	$253,921	80%
Service	16,925	12,675	4,250	34%	39,938	26,482	13,456	51%
Revenue	$330,021	$203,957	$126,064	62%	$612,602	$345,225	$267,377	77%

Revenue by territory
Asia Pacific	$223,000	$176,478	$46,522	26%	$421,891	$283,478	$138,413	49%
North America	76,226	20,254	55,972	276%	128,988	45,172	83,816	186%
Europe	30,795	7,225	23,570	326%	61,723	16,575	45,148	272%
Revenue	$330,021	$203,957	$126,064	62%	$612,602	$345,225	$267,377	77%

Product

Product revenue includes sales from tools, parts and upgrades.  During the second quarter and the first six months of fiscal year 2011, product revenue was $313.1 million and $572.7 million, respectively, compared to $191.3 million and $318.7 million, respectively, for the same periods a year ago.  These increases are primarily attributable to the increase in end-user demand for semiconductors, which caused our customers to significantly increase their spending for our products in the first six months of fiscal year 2011. On a unit basis, the number of tools recorded in revenue increased 80% for the second quarter and 104% for the first six months of fiscal year 2011, respectively, compared to the same periods a year ago. This increase was most notable in the high current and medium current markets. In addition, revenue from parts and upgrades sales increased 7% for the second quarter and 13% for the first six months of fiscal year 2011, compared to the same periods a year ago, due to higher fab utilization and a higher installed base at most of our customers.

Service

Service revenue during the second quarter and first six months of fiscal year 2011 was $16.9 million and $39.9 million, respectively, compared to $12.7 million and $26.5 million, respectively, for the same periods a year ago. The increases in both the second quarter and first six months of fiscal year 2011 are primarily related to higher installation revenue from an increase in the volume of tool sales.  Service contract revenue also increased for the second quarter and first six months of fiscal year 2011 compared to the same periods in the prior year.

Revenue by Territory

The Asia Pacific region accounts for a significant percentage of our revenues. The increase in revenue from this region for the second quarter of fiscal year 2011 as compared to the same period in fiscal year 2010 is mainly due to increased demand from our foundry customers.  Sales to this region increased in the first six months of fiscal year 2011 as compared to the same period in fiscal year 2010 due to increased demand from foundry and memory customers. Sales to North American customers in the second quarter and first six months of fiscal year 2011 increased compared to the same periods in fiscal year 2010 due to increased demand from logic and memory customers. Sales to European customers in the second quarter and first six months of fiscal year 2011 increased compared to the same periods in fiscal year 2010 due to increased demand from foundry and logic customers.

Customers

In the second quarter of fiscal year 2011, revenue from two customers accounted for 28% and 15% of our total revenue. In the second quarter of fiscal year 2010, revenue from two customers accounted for 28% and 16% of our total revenue.  During the first six months of fiscal year 2011, revenue from two customers accounted for 27% and 12% of our total revenue. During the first six months of fiscal year 2010, revenue from three customers accounted for 29%, 14% and 10% of our total revenue.  We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenue in the foreseeable future.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given reporting period and certain factors discussed in Item 1A - “Risk Factors” in our 2010 Annual Report on Form 10-K.

Shipment Mix

Our tools are used by foundry, memory and logic manufacturers of integrated circuits. Logic manufacturers make chips that process information, while memory manufacturers make chips that store information. Both memory and logic manufacturers are owned by the companies that design the chips. Foundry manufacturers are contractors that take chip designs from other companies and make the chips for them. Virtually all of our tool shipments are 300 mm tools, which began to replace 200 mm tools at the end of the 1990s. The following table sets forth tool shipments by market, as a percent of total tool shipments, for the second quarter and first six months of fiscal years 2011 and 2010. Percentages are based on the number of tools shipped during the respective period.

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010

By market
Foundry	52%	56%	53%	59%
Memory	22%	37%	24%	30%
Logic	26%	7%	23%	11%
	100%	100%	100%	100%

Cost of Product Revenue

Our gross margins fluctuate with changes in revenue levels, changes in product mix, and our ability to absorb certain fixed costs.  Cost of product revenue was $157.4 million and gross margin was 50% for the second quarter of fiscal year 2011, compared to cost of product revenue of $94.9 million and gross margin of 50% for the second quarter of fiscal year 2010. For the first six months of fiscal year 2011, the cost of product revenue was $287.4 million and gross margin was 50%, compared to cost of product revenue of $158.2 million and gross margin of 50% for the first six months of fiscal year 2010. Product margins in the second quarter and first six months of fiscal year 2011 were unfavorably affected by a higher mix of systems revenue, which typically carries lower margins than parts and upgrades revenue.  This was favorably offset by higher factory and field utilization and better leverage of our fixed costs.  In addition, charges related to product transitions and reductions in the demand for parts and upgrades resulted in reductions in gross margin of 1% and 1%, respectively, in the second quarter and first six months of fiscal year 2010 as compared to the second quarter and first six months of fiscal year 2011 in which we did not incur such charges.

Cost of Service Revenue

Cost of service revenue was $10.9 million and gross margin was 36% for the second quarter of fiscal year 2011, compared to cost of service revenue of $9.2 million and gross margin of 27% for the second quarter of fiscal year 2010.  Cost of service revenue was $24.5 million and gross margin was 39% for the first six months of fiscal year 2011, compared to cost of service revenue of $18.5 million and gross margin of 30% for the first six months of fiscal year 2010. Cost of service revenue primarily consists of service contract costs and installation costs. Thus, fluctuations in service margins are mainly attributed to the change in service contract margins and installation margins.  Service contract margins are influenced by contract type and regional mix, while installation margins are influenced by product and regional mix.  The increase in margins in both the second quarter and first six months of fiscal year 2011 as compared to the same periods in fiscal year 2010 was mainly because a higher portion of total service revenue was installation revenue which typically carries higher margins than other service revenue.

Research, Development and Engineering

Research, development and engineering expense for the second quarter and first six months of fiscal year 2011 was $29.8 million and $56.4 million, respectively, compared to $24.3 million and $46.1 million, respectively, for the same periods in fiscal year 2010. The increase for both the second quarter and first six months of fiscal year 2011 compared to the second quarter and first six months of fiscal year 2010 was due to our continued investment in new product development and growth initiatives.

Marketing, General and Administrative

Marketing, general, and administrative expense for the second quarter and first six months of fiscal year 2011 was $36.8 million and $70.3 million, respectively, compared to $32.0 million and $58.1 million, respectively, for the same periods in fiscal year 2010. The increase for both the second quarter and first six months of fiscal year 2011 compared to the second quarter and first six months of fiscal year 2010 was primarily due to higher levels of tool evaluation activity and additional headcount to support growth initiatives.

Interest Income and Interest Expense

During the second quarter and first six months of fiscal year 2011, we earned $0.8 million and $1.5 million in net interest income, respectively, compared to $0.9 million and $1.8 million, respectively, for the same periods of fiscal year 2010. The decrease in net interest income for both the second quarter and first six months of fiscal year 2011, as compared to the respective periods in fiscal year 2010, was primarily due to the maturity of higher yielding investments which were held during the second quarter and first six months of fiscal year 2010 and a slight decline in interest rates.

Other Expense, Net

Other expense, net was $0.4 million for both the second quarter and first six months of fiscal year 2011 compared to other expense, net of $0.5 million and $1.0 million, respectively, for the same periods of fiscal year 2010. Other expense, net includes foreign currency exchange gains and losses, which primarily drive fluctuations between comparable periods.

Provision for Income Taxes

Our effective tax rate is based on the tax laws and statutory rates applied to our expected annual earnings from operations in the U.S. and other tax jurisdictions throughout the world.

Our income tax provision was $20.9 million for the first six months of fiscal year 2011 and $10.0 million for the first six months of fiscal year 2010. Our tax rate was 12% and 15% for the first six months of fiscal year 2011 and 2010, respectively including discrete items. Discrete benefits for the first six months of fiscal year 2011 were $3.6 million and include $1.8 million from the retroactive reinstatement of the U.S. research and experimentation credit, the release of reserves for uncertain tax positions of $1.3 million due to the lapse of statutes of limitations, $0.6 million related to tax return adjustments offset by interest accrued on uncertain tax positions and other discrete items. The discrete income tax benefit related to these items in the first six months of fiscal year 2011 decreased the tax rate by approximately 2% for that period.  Discrete net benefits for the first six months of fiscal year 2010 were $1.8 million and primarily relate to the release of reserves for unrecognized tax benefits and tax return adjustments offset by interest accrued on uncertain tax positions. The discrete income tax net benefit related to these items in the first six months of fiscal year 2010 decreased the tax rate by approximately 3%.

The tax rate for the first six months of fiscal year 2011 differed from the statutory tax rate of 35% due to income earned in low tax jurisdictions, the retroactive reinstatement of the U.S. research and experimentation credit, reversals of tax reserves, and tax return adjustments.

The net increase in the reserve for unrecognized tax benefits during the first six months of fiscal year 2011 was $7.5 million due to positions taken in the current quarter offset by reserve releases. As of April 1, 2011, the total amount of unrecognized tax benefits was $70.1 million, of which $68.2 million would impact the effective tax rate, if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets, relating to state tax credits which are fully offset by a valuation allowance. As of April 1, 2011, the total amount of accrued interest and penalties related to uncertain tax positions was $5.2 million. We will re-examine the tax provision and the effect of estimated unrecognized tax benefits on our financial position at the end of each reporting period. We include interest and penalties related to unrecognized tax benefits within our provision for income taxes.

We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The statute of limitations for our tax filings with federal, state and foreign tax authorities is open for fiscal years 2003 through the present. The Internal Revenue Service, or IRS, commenced an examination of fiscal year 2007 in December 2008. The IRS completed examinations of certain refund claims filed for fiscal years 2002 to 2004 and we filed a protest of the refund claim audit findings with the Appeals Office of the IRS. The IRS audit of fiscal year 2007 is continuing and has been extended to include fiscal year 2009. It is unknown whether agreement on the refund claims or resolution of the IRS audit of fiscal year 2007 will be reached within the next twelve months.  The favorable resolution of the claims filed with the Appeals Office could result in a benefit to the tax provision of up to $5.8 million, excluding interest. Based on the status of the IRS audit, it is not possible to estimate the impact of the amount of any changes to our previously recorded uncertain tax positions. It is possible that up to $3.2 million of unrecognized tax positions, excluding interest and penalties, may be recognized within one year as the result of the lapse of statutes of limitations.

Liquidity and Capital Resources

Our liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. We believe that cash, cash equivalents and investments of $553.9 million as of April 1, 2011 will be sufficient to satisfy working capital requirements, commitments for capital expenditures, any future common stock repurchases and other purchase commitments, environmental contingencies and cash requirements for the next twelve months and the foreseeable future. We believe that we have the ability to hold cash equivalents and investments through maturity and therefore believe that any reduction in value of investments is temporary. We have an investment policy which limits the types, amounts and maturities of the financial instruments that we invest in.  The overall objective of this policy is to preserve capital and ensure that there is sufficient liquidity to meet the working capital needs of our business. We monitor our cash, cash equivalents and investments daily to ensure that this objective is met.

Share Repurchase Plan

Our board of directors authorized the repurchase, from time to time, of up to $900.0 million of our common stock on the open market. The program does not have a fixed expiration date. As of April 1, 2011, $123.6 million remained available for repurchase under the existing repurchase authorization. Our stock repurchase plan is influenced by our growth and investment plans, stage in the industry cycle, attractiveness of share price and liquidity needs.

Cash Flows

Cash provided by operations was $173.0 million during the first six months of fiscal year 2011, compared to $72.2 million during the first six months of fiscal year 2010.  The primary drivers of cash provided by operations in the first six months of fiscal year 2011 were net income of $154.2 million and increases in deferred revenue of $13.7 million and accounts payable of $11.6 million.  The increase in deferred revenue is mainly due to deferrals of installation revenue as a result of the high volume of tool sales in the second quarter.  The increase in accounts payable is primarily due to the timing of payments to vendors for inventory purchases. These items were partially offset by an increase in inventories of $22.5 million to support business volume and an increase in other current assets of $14.3 million.   Cash from operations in the first six months of fiscal year 2010 was mainly due to net income of $55.2 million, an increase in accounts payable of $26.5 million and an increase in accrued expenses and other current liabilities of $19.6 million mainly due to an increase in our long-term tax liabilities and the reinstatement of variable compensation plans, which were suspended in fiscal year 2009 due to the economic downturn. Partially offsetting these increases were an increase in inventories of $34.2 million due to increased customer demand for tools, parts and upgrades and an increase in accounts receivable, net of $26.8 million which was in line with our increased business volume and revenue growth.

Cash used in investing activities during the first six months of fiscal year 2011 was $43.0 million, compared to cash used investing activities of $34.7 million in the same period of fiscal year 2010. In the first six months of fiscal year 2011, we purchased $85.1 million of investments and $11.7 million of property, plant and equipment; partially offset by proceeds from maturities and sales of investments of $53.9 million. Increased purchases of property, plant and equipment was mainly due to improvements to our corporate infrastructure. In the first six months of fiscal year 2010, we purchased $70.1 million of investments and $5.6 million of property, plant and equipment; partially offset by proceeds from maturities and sales of investments of $40.9 million.

During the first six months of fiscal year 2011, we used $1.5 million of cash for financing activities. The primary outflow was $44.1 million of cash used for the repurchase of our common stock, offset by $35.4 million received from the issuance of common stock upon the exercise of stock options.  During the first six months of fiscal year 2011, we repurchased 1.2 million shares of our common stock at a weighted-average price per share of $38.29. During the first six months of fiscal year 2010, we generated $12.3 million of cash from financing activities, primarily from $10.9 million of cash received from the issuance of common stock upon the exercise of stock options. We did not purchase any shares of our common stock during the first six months of fiscal year 2010.

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

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc., or VAI, now known as Varian Medical Systems, Inc., or VMS (See Note 12. Commitments, Contingencies and Guarantees in the accompanying notes to the unaudited interim consolidated financial statements). During each of the second quarters of fiscal years 2011 and 2010, we were charged $0.3 million, respectively, by VMS in settlement of these obligations. During each of the first six months of fiscal years 2011 and 2010, we were charged $0.5 million, respectively, by VMS in settlement of these obligations.

Forward Looking Statements

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

We hedge currency exposures that are associated with certain of our assets and liabilities denominated in various non-U.S. dollar currencies. Net foreign exchange losses for the first six months of fiscal years 2011 and 2010 were $0.7 million and $0.8 million, respectively.

Our international sales, except for those in Japan, are primarily denominated in the U.S. dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to us. Upon forecasting the exposure, we enter into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of operations. There was an immaterial amount of ineffectiveness recognized during the first six months of fiscal years 2011 and 2010.

The table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the estimated fair value of our contracts outstanding as of April 1, 2011 and October 1, 2010.

	April 1, 2011			October 1, 2010
			Estimated			Estimated
	Notional	Contract	Fair Value -	Notional	Contract	Fair Value -
	Value	Rate	Gain (Loss)	Value	Rate	Gain (Loss)
	(Dollars in thousands)
Foreign currency purchase contracts:
Japanese Yen	$3,672	82.96	$(8)	$15,534	86.96	$(23)
Singapore Dollar	4,747	1.27	26	4,606	1.35	104
Korean Won	291	1,126.93	9	—	—	—
New Taiwan Dollar	487	29.10	(6)	917	31.70	11
Euro	660	1.40	6	—	—	—
Total foreign currency purchase contracts	$9,857		$27	$21,057		$92
Foreign currency sell contracts:
Japanese Yen	$61,894	82.11	$869	$104,718	86.23	$(2,995)
Korean Won	22,457	1,114.81	(373)	23,573	1,165.49	(648)
Singapore Dollar	285	1.26	—	—	—	—
Israeli Shekel	1,466	3.62	(52)	1,109	3.79	(38)
New Taiwan Dollar	315	29.51	—	—	—	—
Euro	—	—	—	320	1.28	(20)
Total foreign currency sell contracts	$86,417		$444	$129,720		$(3,701)
Total contracts	$96,274		$471	$150,777		$(3,609)

Interest Rate Risk

Although payments under certain of our overseas borrowing facilities are tied to market indices, we are not exposed to material interest rate risk from these borrowing facilities. We have no material cash flow exposure due to rate changes for cash equivalents and short-term investments. We maintain cash investments primarily in U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at April 1, 2011 and October 1, 2010 were $239.4 million and $150.3 million, respectively. At April 1, 2011 and October 1, 2010, our short-term investments were $58.1 million and $60.9 million, respectively, and consisted primarily of corporate bonds and U.S. Treasury and government agency securities.  At April 1, 2011 and October 1, 2010, our long-term investments were $133.7 million and $101.3 million, respectively, and consisted primarily of U.S. Treasury, government agency and corporate bonds.

Commodity Price Risk

We are not exposed to material commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of Varian Semiconductor, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of April 1, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of April 1, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 1, 2011 that has materially affected, or is reasonably likely to materially affect, Varian Semiconductor’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

Information required by this Item is provided in “Note 12. Commitments, Contingencies and Guarantees” to the unaudited interim consolidated financial statements under Part I, Item 1 and is incorporated herein by reference.

ITEM 1A.               Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2010 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of April 1, 2011, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases during the quarter ended April 1, 2011 of equity securities that are registered by Varian Semiconductor pursuant to Section 12 of the Securities Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
January 1, 2011 - January 28, 2011	—	$—	—	$—
January 29, 2011 - February 25, 2011	172,100	$46.92	172,100	$140,768
February 26, 2011 - April 1, 2011	370,400	$46.27	370,400	$123,630
Total: (3)	542,500	$46.47	542,500	$123,630

(1) All shares were purchased pursuant to the share repurchase program described in footnote 2 below, which was publicly announced on October 22, 2004. Since then we have repurchased an aggregate of 23,537,915 shares of our common stock pursuant to the share repurchase program that was publicly announced on October 22, 2004.

(2) Our board of directors authorized the repurchase, from time to time, of up to $900.0 million of Varian Semiconductor’s common stock on the open market.  The share repurchase program does not have a fixed expiration date.

(3) In addition to the repurchases made during the quarter ended April 1, 2011, we repurchased 140,400 shares, pursuant to the share repurchase program at a total cost of $6.4 million from April 2, 2011 through April 26, 2011, the latest practicable date prior to the filing date.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.              REMOVED AND RESERVED

ITEM 5.              OTHER INFORMATION

Not applicable.

ITEM 6.              EXHIBITS

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.01.INS*	XBRL Instance Document

1.01.SCH*	XBRL Taxonomy Extension Schema Document

1.01.CAL*	XBRL Taxonomy Extension Calculation Document

1.01.LAB*	XBRL Taxonomy Extension Label Document

1.01.PRE*	XBRL Taxonomy Extension Presentation Document

*filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.
Registrant

By:	// ROBERT J. HALLIDAY
Robert J. Halliday
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 2, 2011