Form 10-Q
period 2011-07-01
VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES INC
filed 2011-07-28
CIK 1079023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

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

Shares of common stock outstanding at July 22, 2011: 77,170,007.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	July 1,	October 1,
	2011	2010
	(Amounts in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$491,063	$235,450
Short-term investments	64,979	60,871
Accounts receivable, net	222,830	223,960
Inventories	226,311	190,538
Deferred income taxes	13,945	20,955
Other current assets	52,390	21,428
Total current assets	1,071,518	753,202

Long-term investments	123,884	101,332
Property, plant and equipment, net	77,981	68,140
Goodwill	12,280	12,280
Deferred income taxes	5,364	4,363
Other assets	4,016	2,893
Total assets	$1,295,043	$942,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$46,574	$53,529
Accrued expenses and other current liabilities	51,416	46,739
Deferred revenue	73,478	46,707
Income taxes payable	42,373	7,476
Product warranty	12,925	8,627
Total current liabilities	226,766	163,078

Long-term accrued expenses and other long-term liabilities	73,786	81,130
Total liabilities	300,552	244,208

Commitments, contingencies and guarantees (Note 12)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 99,631,659 shares issued and 75,916,644 shares outstanding at July 1, 2011; 95,819,646 shares issued and 73,432,116 shares outstanding at October 1, 2010	997	958
Capital in excess of par value	779,757	654,458
Less: Cost of 23,715,015 and 22,387,530 shares of common stock held in treasury at July 1, 2011 and October 1, 2010, respectively	(784,897)	(732,859)
Retained earnings	997,227	775,635
Accumulated other comprehensive income (loss)	1,407	(190)
Total stockholders’ equity	994,491	698,002
Total liabilities and stockholders’ equity	$1,295,043	$942,210

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
	(Amounts in thousands, except per share data)
Revenue
Product	$302,081	$209,919	$874,745	$528,662
Service	26,357	17,810	66,295	44,292
Total revenue	328,438	227,729	941,040	572,954

Cost of revenue
Product	151,624	104,717	438,996	262,925
Service	15,021	11,398	39,530	29,888
Total cost of revenue	166,645	116,115	478,526	292,813
Gross profit	161,793	111,614	462,514	280,141

Operating expenses
Research, development and engineering	31,386	25,782	87,797	71,856
Marketing, general and administrative	41,519	31,229	111,796	89,282
Restructuring	—	380	—	380
Total operating expenses	72,905	57,391	199,593	161,518
Operating income	88,888	54,223	262,921	118,623
Interest income	1,015	1,130	2,650	3,020
Interest expense	(192)	(86)	(344)	(209)
Other expense, net	(349)	(98)	(749)	(1,062)
Income before income taxes	89,362	55,169	264,478	120,372
Provision for income taxes	21,967	10,001	42,886	19,989
Net income	$67,395	$45,168	$221,592	$100,383

Weighted average shares outstanding - basic	75,960	74,680	75,212	74,262
Weighted average shares outstanding - diluted	77,063	75,590	76,423	75,237
Net income per share - basic	$0.89	$0.60	$2.95	$1.35
Net income per share - diluted	$0.87	$0.60	$2.90	$1.33

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VARIAN SEMICONDUCTOR EQUIPMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	July 1,	July 2,
	2011	2010
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$221,592	$100,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,189	11,876
Amortization of investment premiums	2,231	1,234
Deferred income taxes	6,009	(66)
Stock-based compensation	18,020	16,960
Tax benefit from stock-based compensation	20,822	3,092
Excess tax benefits from stock-based compensation	5,746	(2,435)
Changes in assets and liabilities:
Accounts receivable, net	4,109	(65,723)
Inventories	(38,084)	(65,005)
Other current assets	(30,962)	1,183
Accounts payable	(7,288)	18,797
Income taxes payable	23,437	9,208
Accrued expenses and other liabilities	6,728	17,770
Product warranty	4,121	3,622
Deferred revenue	29,264	9,715
Other	(1,460)	296
Net cash provided by operating activities	276,474	60,907

Cash flows from investing activities:
Purchases of property, plant and equipment	(19,867)	(8,832)
Proceeds from sales of investments	11,036	13,332
Proceeds from maturities of investments	62,262	57,926
Purchases of investments	(101,874)	(101,345)
Net cash used in investing activities	(48,443)	(38,919)

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of options and issuance of stock under the employee stock purchase plan	86,496	15,172
Excess tax benefits from stock-based compensation	(5,746)	2,435
Treasury stock repurchases	(52,038)	—
Repayment of long-term debt	(495)	(452)
Net cash provided by financing activities	28,217	17,155

Effects of exchange rates on cash	(635)	(92)
Net increase in cash and cash equivalents	255,613	39,051
Cash and cash equivalents at beginning of period	235,450	192,148
Cash and cash equivalents at end of period	$491,063	$231,199

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

On May 3, 2011, the Company entered into a definitive Agreement and Plan of Merger with Applied Materials, Inc. (“Applied”), under which Applied agreed to acquire Varian for $63 per share in cash for a total price of approximately $4.9 billion on a fully-diluted basis (“the Merger”).  The closing of the acquisition is subject to customary conditions, including approval by Varian’s shareholders and review by U.S. and international regulators.  At the completion of the merger, the Company would become a wholly-owned subsidiary of Applied.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the U.S., or GAAP, for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Annual Report on Form 10-K for fiscal year 2010 filed with the SEC on November 22, 2010. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information required to be set forth therein. The results of operations for the three and nine months ended July 1, 2011 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Balance at July 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash equivalents	$277,898	$277,898	$—	$—
Short-term and long-term investments
Corporate bonds	152,534	—	152,534	—
U.S. Treasury and government agency securities	22,417	—	22,417	—
Municipal bonds	4,916	—	4,916	—
Equity securities	6,566	6,566	—	—
Total assets at fair value	$464,331	$284,464	$179,867	$—

Deferred compensation	$6,566	$6,566	$—	$—
Derivative liabilities	544	544	—	—
Total liabilities at fair value	$7,110	$7,110	$—	$—

	Balance at October 1, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash equivalents	$150,315	$143,552	$6,763	$—
Short-term and long-term investments
Corporate bonds	119,443	—	119,443	—
U.S. Treasury and government agency securities	29,584	—	29,584	—
Municipal bonds	2,043	—	2,043	—
Certificate of deposit	4,408	—	4,408	—
Equity securities	5,042	5,042	—	—
Total assets at fair value	$310,835	$148,594	$162,241	$—

Deferred compensation	$5,042	$5,042	$—	$—
Derivative liabilities	3,609	3,609	—	—
Total liabilities at fair value	$8,651	$8,651	$—	$—

Non-Marketable Equity Investments

As of July 1, 2011 and October 1, 2010, the portfolio of financial assets excludes $2.4 million and $1.7 million, respectively, of investments in equity in four private companies.  Three of these investments are accounted for under the cost method and the remaining investment is accounted for under the equity method.  All of these investments are outside the scope of the authoritative accounting guidance for fair value measurements. These equity investments are included in long-term investments on our consolidated balance sheets.

Note 3.  Cash, Cash Equivalents and Investments

We consider all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents as of July 1, 2011 and October 1, 2010 were $277.9 million and $150.3 million, respectively.

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

Net realized gains on investments for the three and nine months ended July 1, 2011 were less than $0.1 million and $0.6 million, respectively.  Net realized losses for the three and nine months ended July 2, 2010 were $0.1 million and $0.2 million, respectively.  As of July 1, 2011 and October 1, 2010, net unrealized gains on investments of $1.8 million and $2.1 million, respectively, were recorded as other comprehensive income.

We determined that the unrealized losses as of July 1, 2011, as aggregated by security type in the table below, are temporary. This assessment is based upon the nature of the investments and the causes of the unrealized losses. The investments are in corporate bonds, U.S. Treasury and government agency securities and municipal bonds as stated in the investment policy. The unrealized losses relate to the decline in fair value due to differences between the securities’ interest rates at acquisition and current interest rates and the decline in credit worthiness of certain debtors.

Unrealized losses on investments as of July 1, 2011 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows:

	In Loss Position for Less than 12 Months		In Loss Position for 12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Amounts in thousands)
Corporate bonds	$19,156	$(104)	$1,000	$(1)	$20,156	$(105)
U.S. Treasury and government agency securities	1,138	(2)	—	—	1,138	(2)
Municipal bonds	1,267	(9)	—	—	1,267	(9)
Total	$21,561	$(115)	$1,000	$(1)	$22,561	$(116)

Investments by security type as of July 1, 2011 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Corporate bonds	$151,587	$1,052	$(105)	$152,534
U.S. Treasury and government agency securities	22,041	378	(2)	22,417
Municipal bonds	4,876	49	(9)	4,916
Other	8,607	389	—	8,996
Total	$187,111	$1,868	$(116)	$188,863

Investments by security type as of October 1, 2010 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Corporate bonds	$118,081	$1,404	$(42)	$119,443
U.S. Treasury and government agency securities	29,072	521	(9)	29,584
Municipal bonds	2,012	31	—	2,043
Certificate of deposit	4,408	—	—	4,408
Other	6,485	240	—	6,725
Total	$160,058	$2,196	$(51)	$162,203

The investment maturities are as follows:

	July 1, 2011	October 1, 2010
	(Amounts in thousands)
Maturing within 1 year	$64,979	$60,871
Maturing between 1 year and 5 years (1)	121,454	99,649
Total	$186,433	$160,520

(1)   Excludes $2.4 million and $1.7 million, respectively, as of July 1, 2011 and October 1, 2010 of minority equity investments in four private companies.

Note 4.  Stock-Based Compensation

Stock-based compensation cost is measured at grant date and is based on the fair value of the award. The straight-line method is applied to all grants with service conditions, while the graded vesting method is applied to all grants with both service and performance conditions.

The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the vesting period of the respective award. The effect of recording stock-based compensation for the three and nine months ended July 1, 2011and July 2, 2010 are as follows:

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
	(Amounts in thousands)
Effect of stock-based compensation on income by line item:
Cost of product revenue	$313	$243	$842	$699
Cost of service revenue	193	185	540	539
Research, development and engineering expense	1,341	1,178	3,946	3,554
Marketing, general and administrative expense	4,071	3,708	12,692	12,168
Provision for income taxes	(1,454)	(872)	(3,102)	(2,982)
Total cost related to stock-based compensation, net of tax	$4,464	$4,442	$14,918	$13,978

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

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	July 1,	July 2,
	2011	2010
Expected life (in years)	4.2	3.7
Expected volatility	50.1%	51.3%
Risk-free interest rate	1.6%	1.7%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$14.49	$12.24

The following table summarizes stock option and restricted stock activity as of and for the nine months ended July 1, 2011:

					Unvested		Unvested
					Restricted Stock		Restricted Stock
	Stock Option Activity				Award Activity		Unit Activity
			Weighted-			Weighted-		Weighted-
		Weighted-	Average			Average		Average
		Average	Remaining	Aggregate		Grant		Grant
		Exercise	Contractual	Intrinsic		Date Fair		Date Fair
	Shares	Price	Term	Value	Shares	Value	Shares	Value
			(In years)	(In thousands)
Outstanding at October 1, 2010	5,616,849	$24.93			788,375	$30.80	39,640	$23.36
Granted	7,575	36.91			764,003	34.97	12,035	49.85
Exercised	(3,489,945)	24.25
Restricted stock vested					(297,533)	31.69	(24,535)	41.82
Forfeited/expired/cancelled	(99,123)	17.44			(14,123)	33.17	—	—
Outstanding at July 1, 2011	2,035,356	$26.50	4.2	$71,383	1,240,722	$33.13	27,140	$18.42

Options vested and expected to vest at July 1, 2011	2,028,250	$26.50	4.2	$71,139
Options exercisable at July 1, 2011	897,838	$26.70	3.5	$31,306

As of July 1, 2011, there were a total of 3,056,633 shares reserved for issuance under the 2006 Stock Incentive Plan. The aggregate intrinsic value is based on our closing stock price of $61.57 on July 1, 2011, and represents the amounts that would have been received by the option holders had all option holders exercised their options as of that date. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price.

As of July 1, 2011, the unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock was $9.8 million and $32.3 million, respectively. These amounts will be recognized over an estimated weighted average amortization period of 1.9 years and 3.1 years, respectively.

The total intrinsic value of options exercised during the three and nine month periods ended July 1, 2011, was $58.7 million and $95.9 million, respectively. The total intrinsic value of options exercised during the three and nine month periods ended July 2, 2010, was $3.2 million and $11.9 million, respectively.

The total fair value of restricted stock grants that vested during the three and nine month periods ended July 1, 2011, was $3.0 million and $12.8 million, respectively. The total fair value of restricted stock grants that vested during the three and nine month periods ended July 2, 2010, was $2.9 million and $10.2 million, respectively.

Employee Stock Purchase Plan

Our employees who elect to participate in the Employee Stock Purchase Plan, or ESPP, are able to purchase common stock at the lower of 85% of the fair market value of our common stock on the first or last day of the applicable offering period.  Each offering period lasts six months. On November 24, 2008, we decided to suspend enrollment and participation in the ESPP as of January 1, 2009 due to efforts to reduce equity compensation expense.  We lifted the suspension on January 1, 2011. During the nine months ended July 1, 2011, there were 59,245 shares purchased under the ESPP.  As of July 1, 2011, there were a total of 769,021 shares of common stock reserved for issuance under the ESPP. The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended
July 1,
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

A reconciliation of the numerator and denominator used in the net income per share calculations is presented as follows:

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
	(Amounts in thousands, except per share data)
Numerator:
Net income	$67,395	$45,168	$221,592	$100,383

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	75,960	74,680	75,212	74,262
Effect of dilutive securities:
Stock options and restricted stock units	1,103	910	1,211	975
Denominator for diluted net income per share	77,063	75,590	76,423	75,237

Net income per share - basic	$0.89	$0.60	$2.95	$1.35
Net income per share - diluted	$0.87	$0.60	$2.90	$1.33

For the three and nine months ended July 1, 2011, 0.1 million and 0.2 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive. For the three and nine months ended July 2, 2010, 2.0 million and 1.9 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

Note 6. Accounts Receivable

Accounts receivable consist of the following:

	July 1,	October 1,
	2011	2010
	(Amounts in thousands)
Billed receivables	$223,933	$225,058
Allowance for doubtful accounts	(1,103)	(1,098)
Accounts receivable, net	$222,830	$223,960

Note 7. Inventories

The components of inventories are as follows:

	July 1, 2011	October 1, 2010
	(Amounts in thousands)
Raw materials and parts	$91,689	$89,947
Work in process	38,543	24,843
Finished goods	96,079	75,748
Total inventories	$226,311	$190,538

Note 8. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows:

	July 1, 2011	October 1, 2010
	(Amounts in thousands)
Accrued incentives	$15,419	$16,341
Accrued employee benefits	11,168	9,073
Accrued payroll	5,376	6,400
Accrued retirement benefits	3,480	3,126
Other	15,973	11,799
Total accrued expenses and other current liabilities	$51,416	$46,739

Note 9.  Long-Term Accrued Expenses and Other Long-Term Liabilities

There were $73.8 million and $81.1 million in long-term accrued expenses and other long-term liabilities at July 1, 2011 and October 1, 2010, respectively.  Included in these amounts were $44.2 million and $55.2 million, respectively, for long-term tax liabilities related to uncertain tax positions (see Note 16. “Income Taxes”).  In addition, product warranty liabilities, post-employment liabilities, environmental and other costs which are not expected to be expended within the next year are included in long-term accrued expenses and other long-term liabilities. The current portion is recorded within accrued expenses and other current liabilities.

Note 10. Product Warranties

We warrant that our products will be free from defects in materials and workmanship and will conform to our standard published specifications in effect at the time of delivery for a period of three to twelve months from the date the customer accepts the products. Additionally, we warrant that maintenance services will be performed in a workmanlike manner consistent with generally accepted industry standards for a period of 90 days from the completion of any agreed-upon services. We provide for the estimated cost of product warranties, the amount of which is based primarily upon historical information, at the time product revenue is recognized. Our warranty obligation is affected by a number of factors, including product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to us. Should these factors or other factors affecting warranty costs differ from our estimates, revisions to the estimated warranty liability would be required.  Product warranty activity for the three and nine months ended July 1, 2011 and July 2, 2010 was as follows:

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
	(Amounts in thousands)
Beginning balance	$13,196	$6,147	$9,364	$4,226
Accruals for warranties issued during the period	4,166	3,187	12,849	7,431
Net (decrease)/increase to pre-existing warranties	(1,518)	246	(1,703)	1,102
Settlements during the period	(2,037)	(1,725)	(6,703)	(4,904)
Ending balance	$13,807	$7,855	$13,807	$7,855

The components of product warranty liability are as follows:

	July 1, 2011	October 1, 2010
	(Amounts in thousands)
Current portion of product warranty	$12,925	$8,627
Long-term portion of product warranty	882	737
Total product warranty	$13,807	$9,364

Note 11. Deferred Revenue

The components of deferred revenue are as follows:

	July 1, 2011	October 1, 2010
	(Amounts in thousands)
Fully deferred systems, installation and acceptance revenue	$54,235	$35,403
Extended warranties	14,087	8,397
Maintenance and service contracts	9,149	5,531
Other deferred revenue	4,595	3,002
Total deferred revenue	$82,066	$52,333

Current portion of deferred revenue	$73,478	$46,707
Long-term portion of deferred revenue	8,588	5,626
Total deferred revenue	$82,066	$52,333

Note 12. Commitments, Contingencies and Guarantees

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at our request. The term of the indemnification period is upon the later of (i) ten years after the person has ceased being an officer or director, or (ii) the termination of all pending or threatened actions, suits, proceedings or investigations. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, as of July 1, 2011 and October 1, 2010, we had no liabilities recorded for these agreements.

We enter into indemnification agreements in the normal course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, such as our customers or partners, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. We seek to limit liability for such indemnity, for example to an amount not to exceed the sales price of the products subject to the indemnification obligations. The term of these indemnification agreements may vary, although in many instances, is perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited.  Based on information available, we believe the estimated fair value of these agreements is minimal. Accordingly, as of July 1, 2011 and October 1, 2010, we had no liabilities recorded for these agreements.

We also indemnify certain customers with respect to damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims related to the use of our products and services or resulting from the acts or omissions of us, our employees, officers, authorized agents or subcontractors. We have general and umbrella insurance policies that limit our exposure under these indemnification obligations and guarantees. As a result of our insurance policy coverage and based on information available, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, as of July 1, 2011 and October 1, 2010, we had no liabilities recorded for these agreements.

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

We also enter into purchase order commitments in the normal course of business. As of July 1, 2011, we had $86.3 million of purchase order commitments with various suppliers. In addition, we maintain vendor liability agreements whereby product can be delivered within our lead time requirements.  As of July 1, 2011, our maximum liability under these arrangements was approximately $41.0 million.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. Per the estimates provided by VMS, we have accrued $0.8 million in estimated environmental investigation and remediation costs for these sites and facilities as of July 1, 2011. As to other sites and facilities, sufficient knowledge has been gained to be able to reasonably estimate the scope and costs of future environmental activities. As such, we have accrued $3.8 million as of July 1, 2011, which represents future costs discounted at 4%, net of inflation, to cover our portion of these costs. This reserve is in addition to the $0.8 million as of July 1, 2011, as previously described.

As of July 1, 2011, our environmental liability, based upon future environmental-related costs estimated by VMS as of that date and included in current and long-term accrued expenses, totaled $4.6 million, of which $0.7 million is classified as current.

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

We evaluate our liability for environmental-related investigation and remediation in light of the liability and financial strength of potentially responsible parties and insurance companies where we believe that we have rights to contribution, indemnity and/or reimbursement. Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. VMS receives certain cash payments in the form of settlements and judgments from defendants, its insurers and other third parties from time to time. VMS has also reached an agreement with an insurance company under which the insurance company agreed to pay a portion of our past and future environmental-related expenditures. Accordingly, we have recorded a receivable for approximately $1.1 million at each of July 1, 2011 and October 1, 2010 which was included in other assets on our consolidated balance sheets. We believe that this receivable is recoverable because it is based on a binding, written settlement agreement with a solvent and financially viable insurance company and the insurance company has, in the past, paid the claims that VMS has made.

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

See Note 17. “Subsequent Event”.

Note 13. Comprehensive Income

The following table reconciles net income to comprehensive income, net of tax effect, for the three and nine months ended July 1, 2011 and July 2, 2010:

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
	(Amounts in thousands)
Net income	$67,395	$45,168	$221,592	$100,383
Other comprehensive income (loss):
Unrealized loss on cash flow hedging instruments	(749)	(1,763)	(338)	(865)
Reclassification adjustment for realized loss (gain) on cash flow hedging instruments included in net income	207	(209)	1,920	(273)
Unrealized gain (loss) on investments	305	(209)	123	55
Reclassification adjustment for realized (gain) loss on investments included in net income	(15)	115	(376)	160
Pension gain	—	—	267	—
Comprehensive income	$67,143	$43,102	$223,188	$99,460

Note 14. Share Repurchase Plan

Our board of directors authorized the repurchase, from time to time, of up to $900.0 million of our common stock on the open market.  The program does not have a fixed expiration date.  As of July 1, 2011, approximately $115.7 million remained available for repurchase under our existing repurchase authorization.

We repurchased the following shares of our common stock under our share repurchase plan during the three and nine months ended July 1, 2011:

	Three Months Ended	Nine Months Ended
	July 1,	July 1,
	2011	2011
	(Amounts in thousands, except per share amounts)
Shares of stock repurchased	177,100	1,327,485
Cost of stock repurchased	$7,959	$52,038
Average price paid per share	$44.91	$39.17

We did not repurchase any shares of our common stock during the three and nine month periods ended July 2, 2010.

We did not repurchase any additional shares between July 2, 2011 and July 22, 2011, the latest practicable date prior to the filing date of this report.

Note 15. Operating Segments and Geographic Information

We have determined that we operate in one business segment: the manufacturing, marketing and servicing of semiconductor processing equipment for ion implantation systems. Since we operate in one segment, all financial segment information can be found in the consolidated financial statements.

We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenue in the foreseeable future.  For the three months ended July 1, 2011, revenue from two customers accounted for 27% and 12% of our total revenue.  For the three months ended July 2, 2010, revenue from two customers accounted for 24% and 14% of our total revenue.  During the nine months ended July 1, 2011, revenue from two customers accounted for 27% and 12% of our total revenue.  During the nine months ended July 2, 2010, revenue from two customers accounted for 27% and 14% of our total revenue.

As of July 1, 2011, three customers represented 20%, 15% and 12%, respectively, of our total accounts receivable balance.  As of October 1, 2010, four customers accounted for 12%, 11%, 11% and 10%, respectively, of our total accounts receivable balance.

The following table summarizes revenue based on final geographic destination and long-lived assets by geography:

	North
	America	Taiwan	Korea	Singapore	China	Germany	Other	Consolidated
	(Amounts in thousands)
Revenue — Three months ended:
July 1, 2011	$44,048	$118,880	$45,158	$17,871	$21,047	$38,559	$42,875	$328,438
July 2, 2010	$32,700	$67,933	$40,423	$27,951	$25,817	$4,948	$27,957	$227,729

Revenue — Nine months ended:
July 1, 2011	$173,036	$361,484	$83,164	$66,680	$67,287	$77,739	$111,650	$941,040
July 2, 2010	$77,872	$211,312	$104,493	$76,530	$36,832	$9,653	$56,262	$572,954

Long-lived assets as of:
July 1, 2011	$75,188	$489	$4,905	$75	$141	$4	$1,195	$81,997
October 1, 2010	$64,290	$453	$4,852	$96	$31	$9	$1,302	$71,033

Note 16. Income Taxes

Our effective tax rate is based on the tax laws and statutory rates applied to our expected annual earnings from operations in the U.S. and other tax jurisdictions throughout the world.

Our income tax provision was $42.9 million for the first nine months of fiscal year 2011 and $20.0 million for the first nine months of fiscal year 2010. Our tax rate was 16% and 17% for the first nine months of fiscal year 2011 and 2010, respectively including discrete items. Discrete charges for the first nine months of fiscal year 2011 were $5.7 million and include an increase in reserves for uncertain tax positions of $9.6 million and interest accrued on uncertain tax positions of $1.0 million offset by a benefit from the retroactive reinstatement of the U.S. research and experimentation credit in the amount of $1.8 million, the release of reserves for uncertain tax positions of $1.3 million due to the lapse of statutes of limitations, $0.6 million related to tax return adjustments, and other discrete items. The discrete income tax charge related to these items in the first nine months of fiscal year 2011 increased the tax rate by approximately 2% for that period.  Discrete net benefits for the first nine months of fiscal year 2010 were $1.2 million and primarily relate to the release of reserves for unrecognized tax benefits and tax return adjustments, offset by interest accrued on uncertain tax positions. The discrete income tax net benefit related to these items in the first nine months of fiscal year 2010 decreased the tax rate by approximately 1%.

The tax rate for the first nine months of fiscal year 2011 was less than the statutory tax rate of 35% due to income earned in low tax jurisdictions, the retroactive reinstatement of the U.S. research and experimentation credit, and tax return adjustments offset by increases in tax reserves.

The net increase in the reserve for unrecognized tax benefits during the first nine months of fiscal year 2011 was $7.9 million due to positions taken in the period offset by reserve releases.  We also recorded an addition to reserves of $9.6 million in the third quarter of fiscal year 2011 related to positions taken in prior periods.  The tax reserves were increased for prior periods in connection with the tax audits of those years.  Based on our recent discussions with the Internal Revenue Service with respect to the amount of royalties paid on the transfer of intangibles and our acceptance of a range of settlement amounts related to those royalties, we are adjusting our estimate of tax reserves.  The ultimate outcome of the tax audits remains subject to change.

As of July 1, 2011, the total amount of unrecognized tax benefits was $80.1 million, of which $78.2 million would impact the effective tax rate, if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets, relating to state tax credits which are fully offset by a valuation allowance. As of July 1, 2011, the total amount of accrued interest and penalties related to uncertain tax positions was $5.7 million. We will re-examine the tax provision and the effect of estimated unrecognized tax benefits on our financial position at the end of each reporting period. We include interest and penalties related to unrecognized tax benefits within our provision for income taxes.

We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The statute of limitations for our tax filings with federal, state and foreign tax authorities is open for fiscal years 2003 through the present. The Internal Revenue Service, or IRS, commenced an examination of fiscal year 2007 in December 2008. The IRS completed examinations of certain refund claims filed for fiscal years 2002 to 2004 and we filed a protest of the refund claim audit findings with the Appeals Office of the IRS. The IRS audit of fiscal year 2007 is continuing and has been extended to include fiscal year 2009.  It is possible that an agreement on the refund claims and a resolution of the IRS audit of fiscal years 2007 and 2009 will be reached within the next twelve months.  The favorable resolution of the claims filed with the Appeals Office could result in a benefit to the tax provision of up to $5.8 million, excluding interest. Based on the status of the IRS audit, it is reasonably possible that a settlement could reduce reserves for uncertain tax positions in the range of $28 to $32 million, excluding interest and penalties, within the next twelve months.  It is possible that up to $32.0 million of unrecognized tax positions, excluding interest and penalties, may be recognized within one year as the result of the lapse of statutes of limitations.

Note 17.  Subsequent Event

On July 21, 2011, a putative class action lawsuit was filed by a purported stockholder of the Company in the United States District Court for the District of Massachusetts (the “LMPERS Action”).  The complaint filed in the LMPERS Action names the Company, the members of the board of directors of the Company, Applied and Barcelona Acquisition Corp., a wholly-owned subsidiary of Applied, as defendants.  The complaint alleges, among other things, that the pending merger with Applied (See Note 1. “Description of Business and Basis of Presentation”) is the product of a flawed process and that the consideration to be paid to the Company’s stockholders in the merger is unfair and inadequate.  The complaint further alleges, among other things, that the members of the Company’s board of directors breached their fiduciary duties by, among other things, failing to maximize the value of the Company to its stockholders, taking actions designed to deter higher offers from other potential acquirers, and failing to disclose all material information that would permit the Company’s stockholders to cast a fully informed vote on the merger.  In addition, the complaint alleges that the Company and Applied aided and abetted the actions of the Company’s board members in breaching their fiduciary duties.  The complaint seeks, among other relief: (i) class certification; (ii) declaratory relief; (iii) an order rescinding the merger agreement; (iv) an injunction preventing consummation of the merger; (v) imposition of a constructive trust in favor of the plaintiff class; (vi) attorneys’ and experts’ fees and expenses; and (vii) such other relief as the courts might find just and proper. The Company believes the lawsuit is without merit and intends to vigorously defend against the litigation.  The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability of this matter; however, we do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position.   See Part II. Item I — “Legal Proceedings.”

We have evaluated this event, and any other subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC.

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

Overview

We are the leading supplier of ion implantation equipment used in the fabrication of semiconductor chips. We design, manufacture, market and service semiconductor processing equipment for virtually all of the major semiconductor manufacturers in the world. The VIISta ion implanter products are designed to leverage single wafer processing technology for the full range of semiconductor implant applications. We have shipped more than 4,500 systems worldwide.

We provide support, training, and after-market products and services that help our customers obtain high utilization and productivity, reduce operating costs and extend capital productivity of investments through multiple product generations. In fiscal year 2010, we were ranked number one in customer satisfaction in VLSI Research Inc.’s (“VLSI”) customer survey for all large suppliers of wafer processing equipment, an honor received in fourteen of the past fifteen years.

On May 3, 2011, the Company entered into a definitive Agreement and Plan of Merger with Applied Materials, Inc. (“Applied”), under which Applied agreed to acquire Varian for $63 per share in cash for a total price of approximately $4.9 billion on a fully-diluted basis (“the Merger”).  The closing of the acquisition is subject to customary conditions, including approval by Varian’s shareholders and review by U.S. and international regulators.  At the completion of the merger, the Company would become a wholly-owned subsidiary of Applied.

Our industry is cyclical. The business depends upon semiconductor manufacturers’ expectations and resulting capacity investments for future integrated circuit demand. Historically, our business has experienced significant volatility and we believe the semiconductor capital equipment business will continue to be volatile, largely due to fluctuations in the level of investment by foundry and memory manufacturers.  For the three and nine months ended July 1, 2011, we recorded net income of $67.4 million and $221.6 million, respectively, compared to net income of $45.2 million and $100.4 million, respectively, for the three and nine months ended July 2, 2010.  Net income per diluted share was $0.87 and $2.90, respectively, for the three and nine months ended July 1, 2011, compared to net income per diluted share of $0.60 and $1.33, respectively, for the three and nine months ended July 2, 2010.  During fiscal year 2010, we experienced an increase in revenue of 130% compared to fiscal year 2009.  Revenues continued to increase in the first nine months of fiscal year 2011 representing a 64% increase over the first nine months of fiscal year 2010.  We believe that an improvement in end-user demand for semiconductor devices was the primary driver for the increase in our revenue from fiscal year 2009 to fiscal year 2010 and the first nine months of fiscal year 2011.  Our overall financial results improved in fiscal year 2010 and in the first nine months of fiscal year 2011 primarily due to our increased revenue, improved factory and field utilization, better leverage of our fixed costs and implant equipment’s more rapid growth as compared to overall wafer fabrication equipment.

We believe that our management team has the industry experience to quickly and effectively react to sizing adjustments required by the volatility in the market and we believe that we have the financial strength and liquidity to continue investing in product development such that we can continue to maintain our leading industry position.  As of July 1, 2011, we had $677.5 million in cash and investments and $1.1 million in debt.  Furthermore, cash from operations was $276.5 million in the first nine months of fiscal year 2011.

Our business is tied closely to the total available market for ion implanters and our share of that market. Calendar year 2010 third party semiconductor capital expenditure reports, which are the most recent available, show that the total available market for ion implanters increased by approximately 195% versus calendar year 2009, however, due to the economic conditions that impacted 2009, we believe that market share data for calendar year 2008 represents a better comparison to calendar year 2010 as described below.  Our calendar year 2010 market share increased 28% versus calendar year 2008.

Wafer size and market.  Most advanced devices below 90nm are produced on 300mm wafers. Memory manufacturers produce integrated circuits used for flash and dynamic random access memory, or DRAM, which store and retrieve information, while logic manufacturers produce integrated circuits used to process data. Foundry manufacturers have the capability to produce both memory and logic wafers.  In late fiscal year 2010, we introduced our solar cell ion implant tool which is used by solar cell manufacturers.

Market Share and Total Available Market. The table below shows our calendar year 2010, 2009 and 2008 market share and the total available market, as reported by Gartner Dataquest in April 2011, April 2010 and April 2009, respectively. Market share estimates as presented by data services, like Gartner Dataquest, may not be consistent with actual market share trends based on a variety of other factors such as revenue recognition practices and foreign exchange rates. The total available market for ion implant represents Gartner Dataquest’s estimates of worldwide total revenue for ion implanters sold during each calendar year.

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

In calendar year 2010 there were no significant customer losses in the medium current segment.  The decrease in our medium current market share is due to customer buying patterns coupled with the decrease of the U.S. Dollar against the Yen experienced over the year, as the majority of our competitors in the medium current segment are located in Japan.  We continue to hold our leading position in the high current market segment and relative to calendar year 2009 our calendar year 2010 market share was consistent. In calendar year 2010 we saw a significant decrease in high energy market share due to fluctuating customer buying patterns in a relatively small market. We did not have any major customer losses in the high energy segment in calendar year 2010. In the ultra high-dose market we maintained 100% market share in calendar year 2010.

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

Results of Operations

Revenue

The following table sets forth revenue by category for the three and nine months ended July 1, 2011 and July 2, 2010:

	Three Months Ended				Nine Months Ended
	July 1,	July 2,		Percent	July 1,	July 2,		Percent
	2011	2010	Change	Change	2011	2010	Change	Change
	(Amounts in thousands)				(Amounts in thousands)
Revenue
Product	$302,081	$209,919	$92,162	44%	$874,745	$528,662	$346,083	65%
Service	26,357	17,810	8,547	48%	66,295	44,292	22,003	50%
Revenue	$328,438	$227,729	$100,709	44%	$941,040	$572,954	$368,086	64%

Revenue by territory
Asia Pacific	$235,835	$181,316	$54,519	30%	$657,726	$464,794	$192,932	42%
North America	44,048	32,700	11,348	35%	173,036	77,872	95,164	122%
Europe	48,555	13,713	34,842	254%	110,278	30,288	79,990	264%
Revenue	$328,438	$227,729	$100,709	44%	$941,040	$572,954	$368,086	64%

Product

Product revenue includes sales from tools, parts and upgrades.  During the third quarter and the first nine months of fiscal year 2011, product revenue was $302.1 million and $874.7 million, respectively, compared to $209.9 million and $528.7 million, respectively, for the same periods a year ago.  These increases are primarily attributable to the increase in end-user demand for semiconductors, which caused our customers to significantly increase their spending for our products in the first nine months of fiscal year 2011. On a unit basis, the number of tools recorded in revenue increased 41% for the third quarter and 78% for the first nine months of fiscal year 2011, respectively, compared to the same periods a year ago. This increase was most notable in the high current and medium current markets. In addition, revenue from parts and upgrades sales increased 27% for the third quarter and 17% for the first nine months of fiscal year 2011, compared to the same periods a year ago, due to higher fab utilization and a higher installed base at most of our customers.

Service

Service revenue during the third quarter and first nine months of fiscal year 2011 was $26.4 million and $66.3 million, respectively, compared to $17.8 million and $44.3 million, respectively, for the same periods a year ago. The increases in both the third quarter and first nine months of fiscal year 2011 are primarily related to higher installation revenue from an increase in the volume of tool sales.  Service contract and paid service revenue also increased for the third quarter and first nine months of fiscal year 2011 compared to the same periods in the prior year.

Revenue by Territory

The Asia Pacific region accounts for a significant percentage of our revenues. The increase in revenue from this region for the third quarter of fiscal year 2011 as compared to the same periods in fiscal year 2010 is mainly due to increased demand from our memory customers.  Sales to this region increased in the first nine months of fiscal year 2011 as compared to the same period in fiscal year 2010 due to increased demand from foundry and memory customers.  Sales to North American customers in the third quarter and first nine months of fiscal year 2011 increased compared to the same periods in fiscal year 2010 due to increased demand from logic customers. Sales to European customers in the third quarter and first nine months of fiscal year 2011 increased compared to the same periods in fiscal year 2010 due to increased demand from foundry and logic customers.

Customers

In the third quarter of fiscal year 2011, revenue from two customers accounted for 27% and 12% of our total revenue. In the third quarter of fiscal year 2010, revenue from two customers accounted for 24% and 14% of our total revenue.  During the first nine months of fiscal year 2011, revenue from two customers accounted for 27% and 12% of our total revenue. During the first nine months of fiscal year 2010, revenue from two customers accounted for 27% and 14% of our total revenue.  We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenue in the foreseeable future.

Fluctuations in the timing and mix of product shipments, customer requirements for systems, and the completion of the installation of the product will continue to have a significant impact on the timing and amount of revenue in any given reporting period and certain factors discussed in Item 1A - “Risk Factors” in our 2010 Annual Report on Form 10-K.

Shipment Mix

Our tools are used by foundry, memory and logic manufacturers of integrated circuits as well as solar cell manufacturers.  Logic manufacturers make chips that process information, while memory manufacturers make chips that store information. Both memory and logic manufacturers are owned by the companies that design the chips. Foundry manufacturers are contractors that take chip designs from other companies and make the chips for them. In late fiscal year 2010, we entered the solar cell manufacturing market with the introduction of our solar cell ion implant tool.  Virtually all of our tool shipments are 300 mm tools, which began to replace 200 mm tools at the end of the 1990s. The following table sets forth tool shipments by market, as a percent of total tool shipments, for the third quarter and first nine months of fiscal years 2011 and 2010. Percentages are based on the number of tools shipped during the respective period.

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010

By market
Foundry	43%	47%	49%	55%
Memory	28%	38%	25%	33%
Logic	23%	15%	23%	12%
Solar	6%	0%	3%	0%
Shipments	100%	100%	100%	100%

Cost of Product Revenue

Our gross margins fluctuate with changes in revenue levels, changes in product mix, and our ability to absorb certain fixed costs.  Cost of product revenue was $151.6 million and gross margin was 50% for the third quarter of fiscal year 2011, compared to cost of product revenue of $104.7 million and gross margin of 50% for the third quarter of fiscal year 2010. For the first nine months of fiscal year 2011, the cost of product revenue was $439.0 million and gross margin was 50%, compared to cost of product revenue of $262.9 million and gross margin of 50% for the first nine months of fiscal year 2010. Product margins in the third quarter and first nine months of fiscal year 2011 were unfavorably affected by a higher mix of systems revenue, which typically carries lower margins than parts and upgrades revenue.  This was favorably offset by higher factory and field utilization and better leverage of our fixed costs.  In addition, charges related to product transitions and reductions in the demand for parts and upgrades resulted in reductions in gross margin of 1% and 1%, respectively, in the third quarter and first nine months of fiscal year 2010 as compared to the third quarter and first nine months of fiscal year 2011 in which we did not incur such charges.

Cost of Service Revenue

Cost of service revenue was $15.0 million and gross margin was 43% for the third quarter of fiscal year 2011, compared to cost of service revenue of $11.4 million and gross margin of 36% for the third quarter of fiscal year 2010. Cost of service revenue was $39.5 million and gross margin was 40% for the first nine months of fiscal year 2011, compared to cost of service revenue of $29.9 million and gross margin of 32% for the first nine months of fiscal year 2010. Cost of service revenue primarily consists of service contract costs and installation costs. Thus, fluctuations in service margins are mainly attributed to the change in service contract margins and installation margins.  Service contract margins are influenced by contract type and regional mix, while installation margins are influenced by product and regional mix.  The increase in margins in both the third quarter and first nine months of fiscal year 2011 as compared to the same periods in fiscal year 2010 was mainly due to a higher mix of installation revenue which typically carries higher margins than other service revenue.

Research, Development and Engineering

Research, development and engineering expense for the third quarter and first nine months of fiscal year 2011 was $31.4 million and $87.8 million, respectively, compared to $25.8 million and $71.9 million, respectively, for the same periods in fiscal year 2010. The increase for both the third quarter and first nine months of fiscal year 2011 compared to the third quarter and first nine months of fiscal year 2010 was due to our continued investment in new product development and growth initiatives.

Marketing, General and Administrative

Marketing, general, and administrative expense for the third quarter and first nine months of fiscal year 2011 was $41.5 million and $111.8 million, respectively, compared to $31.2 million and $89.3 million, respectively, for the same periods in fiscal year 2010. The increase in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010 is mainly due to costs incurred related to our pending merger with Applied and increased headcount and other costs to support growth initiatives.  The increase in first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010 was primarily due to costs incurred related to our pending merger with Applied, increased headcount and higher levels of tool evaluation activity to support growth initiatives.

Interest Income and Interest Expense

During the third quarter and first nine months of fiscal year 2011, we earned $0.8 million and $2.3 million in net interest income, respectively, compared to $1.0 million and $2.8 million, respectively, for the same periods of fiscal year 2010. The decrease in net interest income for the third quarter and first nine months of fiscal year 2011, as compared to the respective periods in fiscal year 2010, was primarily due to the maturity of higher yielding investments which were held during the third quarter and first nine months of fiscal year 2010 and a decrease in interest rates.  This was partially offset by higher cash and investment balances.

Other Expense, Net

Other expense, net was $0.3 million and $0.7 million for the third quarter and first nine months of fiscal year 2011, respectively, compared to other expense, net of $0.1 million and $1.1 million, respectively, for the same periods of fiscal year 2010. Other expense, net includes foreign currency exchange gains and losses, which primarily drive fluctuations between comparable periods.

Provision for Income Taxes

Our effective tax rate is based on the tax laws and statutory rates applied to our expected annual earnings from operations in the U.S. and other tax jurisdictions throughout the world.

Our income tax provision was $42.9 million for the first nine months of fiscal year 2011 and $20.0 million for the first nine months of fiscal year 2010. Our tax rate was 16% and 17% for the first nine months of fiscal year 2011 and 2010, respectively including discrete items. Discrete charges for the first nine months of fiscal year 2011 were $5.7 million and include an increase in reserves for uncertain tax positions of $9.6 million and interest accrued on uncertain tax positions of $1.0 million offset by a benefit from the retroactive reinstatement of the U.S. research and experimentation credit in the amount of $1.8 million, the release of reserves for uncertain tax positions of $1.3 million due to the lapse of statutes of limitations, $0.6 million related to tax return adjustments, and other discrete items. The discrete income tax charge related to these items in the first nine months of fiscal year 2011 increased the tax rate by approximately 2% for that period.  Discrete net benefits for the first nine months of fiscal year 2010 were $1.2 million and primarily relate to the release of reserves for unrecognized tax benefits and tax return adjustments, offset by interest accrued on uncertain tax positions. The discrete income tax net benefit related to these items in the first nine months of fiscal year 2010 decreased the tax rate by approximately 1%.

The tax rate for the first nine months of fiscal year 2011 was less than the statutory tax rate of 35% due to income earned in low tax jurisdictions, the retroactive reinstatement of the U.S. research and experimentation credit, and tax return adjustments offset by increases in tax reserves.

The net increase in the reserve for unrecognized tax benefits during the first nine months of fiscal year 2011 was $7.9 million due to positions taken in the period offset by reserve releases.  We also recorded an addition to reserves of $9.6 million in the third quarter of fiscal year 2011 related to positions taken in prior periods.  The tax reserves were increased for prior periods in connection with the tax audits of those years.  Based on our recent discussions with the Internal Revenue Service with respect to the amount of royalties paid on the transfer of intangibles and our acceptance of a range of settlement amounts related to those royalties, we are adjusting our estimate of tax reserves.  The ultimate outcome of the tax audits remains subject to change.

As of July 1, 2011, the total amount of unrecognized tax benefits was $80.1 million, of which $78.2 million would impact the effective tax rate, if recognized. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that are offset by deferred tax assets, relating to state tax credits which are fully offset by a valuation allowance. As of July 1, 2011, the total amount of accrued interest and penalties related to uncertain tax positions was $5.7 million. We will re-examine the tax provision and the effect of estimated unrecognized tax benefits on our financial position at the end of each reporting period. We include interest and penalties related to unrecognized tax benefits within our provision for income taxes.

We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The statute of limitations for our tax filings with federal, state and foreign tax authorities is open for fiscal years 2003 through the present. The Internal Revenue Service, or IRS, commenced an examination of fiscal year 2007 in December 2008. The IRS completed examinations of certain refund claims filed for fiscal years 2002 to 2004 and we filed a protest of the refund claim audit findings with the Appeals Office of the IRS. The IRS audit of fiscal year 2007 is continuing and has been extended to include fiscal year 2009.  It is possible that an agreement on the refund claims and a resolution of the IRS audit of fiscal years 2007 and 2009 will be reached within the next twelve months.  The favorable resolution of the claims filed with the Appeals Office could result in a benefit to the tax provision of up to $5.8 million, excluding interest. Based on the status of the IRS audit, it is reasonably possible that a settlement could reduce reserves for uncertain tax positions in the range of $28 to $32 million, excluding interest and penalties, within the next twelve months.  It is possible that up to $32.0 million of unrecognized tax positions, excluding interest and penalties, may be recognized within one year as the result of the lapse of statutes of limitations.

Liquidity and Capital Resources

Our liquidity is affected by many factors, some based on the normal operations of the business and others related to the uncertainties of the industry and global economies. We believe that cash, cash equivalents and investments of $677.5 million as of July 1, 2011 will be sufficient to satisfy working capital requirements, commitments for capital expenditures, any future common stock repurchases and other purchase commitments, environmental contingencies and cash requirements for the next twelve months and the foreseeable future. We believe that we have the ability to hold cash equivalents and investments through maturity and therefore believe that any reduction in value of investments is temporary. We have an investment policy which limits the types, amounts and maturities of the financial instruments that we invest in.  The overall objective of this policy is to preserve capital and ensure that there is sufficient liquidity to meet the working capital needs of our business. We monitor our cash, cash equivalents and investments daily to ensure that this objective is met.

Share Repurchase Plan

Our board of directors authorized the repurchase, from time to time, of up to $900.0 million of our common stock on the open market. The program does not have a fixed expiration date. As of July 1, 2011, $115.7 million remained available for repurchase under the existing repurchase authorization. Our stock repurchase plan is influenced by our growth and investment plans, stage in the industry cycle, attractiveness of share price and liquidity needs.

Cash Flows

Cash provided by operations was $276.5 million during the first nine months of fiscal year 2011, compared to $60.9 million during the first nine months of fiscal year 2010.  The primary drivers of cash provided by operations in the first nine months of fiscal year 2011 were net income of $221.6 million and increases in deferred revenue of $29.3 million and income taxes payable of $23.4 million.  The increase in deferred revenue is mainly due to increases in systems deferred revenue and installation deferred revenue.  The increase in income taxes payable is primarily due to increases in our tax reserves during the third quarter related to both current and prior periods.  These items were partially offset by an increase in inventories of $38.1 million to support business volume and an increase in other current assets of $31.0 million.   Cash from operations in the first nine months of fiscal year 2010 was mainly due to net income of $100.4 million, an increase in accounts payable of $18.8 million and an increase in accrued expenses and other liabilities of $17.8 million mainly due to an increase in our long-term tax liabilities and the reinstatement of variable compensation plans, which were suspended in fiscal year 2009 due to the economic downturn. Partially offsetting these increases were an increase in accounts receivable, net of $65.7 million which was in line with our increased business volume and revenue growth and an increase in inventories of $65.0 million due to increased customer demand for tools, parts and upgrades.

Cash used in investing activities during the first nine months of fiscal year 2011 was $48.4 million, compared to cash used in investing activities of $38.9 million in the same period of fiscal year 2010. In the first nine months of fiscal year 2011, we purchased $101.9 million of investments and $19.9 million of property, plant and equipment; partially offset by proceeds from maturities and sales of investments of $73.3 million. Increased purchases of property, plant and equipment was mainly due to improvements to our corporate infrastructure. In the first nine months of fiscal year 2010, we purchased $101.3 million of investments and $8.8 million of property, plant and equipment; partially offset by proceeds from maturities and sales of investments of $71.3 million.

During the first nine months of fiscal year 2011, $28.2 million of cash was provided by financing activities.  We received $86.5 million from the issuance of common stock upon the exercise of stock options in the first nine months of fiscal year 2011 which was partially offset by cash outflows of $52.0 million used for the repurchase of our common stock,  During the first nine months of fiscal year 2011, we repurchased 1.3 million shares of our common stock at a weighted-average price per share of $39.17.  During the first nine months of fiscal year 2010, we generated $17.2 million of cash from financing activities, primarily from $15.2 million of cash received from the issuance of common stock upon the exercise of stock options. We did not purchase any shares of our common stock during the first nine months of fiscal year 2010.

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

Transactions with Affiliates and Related Parties

Operations prior to April 2, 1999 had been part of the former Varian Associates, Inc., or VAI, now known as Varian Medical Systems, Inc., or VMS (See Note 12. Commitments, Contingencies and Guarantees in the accompanying notes to the unaudited interim consolidated financial statements).  During the third quarter and first nine months of fiscal year 2011, we made payments to VMS of  $0.1 million and $0.6 million, respectively, compared to $0.3 million and $0.8 million, respectively, for the same periods a year ago.

Forward Looking Statements

This Form 10-Q contains certain forward-looking statements. For purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995, any statements using the terms “believes,” “anticipates,” “expects,” “plans” or similar expressions are forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or implied by such statements, including, but not limited to: the ability of the parties to consummate the proposed Merger in a timely manner or at all; the satisfaction of conditions precedent to consummation of the Merger, including the ability to secure regulatory approvals in a timely manner, or not at all, and approval by the Company’s stockholders; and the possibility of litigation related to the Merger itself. There are a number of important factors that could cause our actual results to differ materially from those indicated by forward-looking statements made in this report and presented by management from time to time. Some of the important risks and uncertainties that may cause our financial results to differ are described under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 1, 2010, filed with the Securities and Exchange Commission, or SEC, on November 22, 2010. All forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof, and the Company does not undertake any obligation to update any forward-looking statements.

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

We hedge currency exposures that are associated with certain of our assets and liabilities denominated in various non-U.S. dollar currencies. Net foreign exchange losses for the first nine months of fiscal years 2011 and 2010 were $1.0 million and $0.9 million, respectively.

Our international sales, except for those in Japan, are primarily denominated in the U.S. dollar. For foreign currency-denominated sales, however, the volatility of the foreign currency markets represents risk to us. Upon forecasting the exposure, we enter into hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in other comprehensive income. Any measured ineffectiveness is included immediately in other income and expense in the consolidated statements of operations. There was an immaterial amount of ineffectiveness recognized during the first nine months of fiscal years 2011 and 2010.

The table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the estimated fair value of our contracts outstanding as of July 1, 2011 and October 1, 2010.

	July 1, 2011			October 1, 2010
			Estimated			Estimated
	Notional	Contract	Fair Value -	Notional	Contract	Fair Value -
	Value	Rate	Gain (Loss)	Value	Rate	Gain (Loss)
	(Dollars in thousands)
Foreign currency purchase contracts:
Japanese Yen	$14,518	80.39	$(7)	$15,534	86.96	$(23)
Singapore Dollar	4,987	1.23	19	4,606	1.35	104
Korean Won	3,126	1,079.13	37	—	—	—
New Taiwan Dollar	1,080	28.62	(11)	917	31.70	11
Euro	363	1.45	(1)	—	—	—
Total foreign currency purchase contracts	$24,074		$37	$21,057		$92
Foreign currency sell contracts:
Japanese Yen	$85,122	81.08	$(255)	$104,718	86.23	$(2,995)
Korean Won	30,433	1,078.13	(333)	23,573	1,165.49	(648)
Israeli Shekel	1,547	3.39	7	1,109	3.79	(38)
Euro	—	—	—	320	1.28	(20)
Total foreign currency sell contracts	$117,102		$(581)	$129,720		$(3,701)
Total contracts	$141,176		$(544)	$150,777		$(3,609)

Interest Rate Risk

Although payments under certain of our overseas borrowing facilities are tied to market indices, we are not exposed to material interest rate risk from these borrowing facilities. We have no material cash flow exposure due to rate changes for cash equivalents and short-term investments. We maintain cash investments primarily in U.S. Treasury, government agency and investment-grade corporate and municipal securities, as well as short-term time deposits with investment grade financial institutions. Cash equivalents at July 1, 2011 and October 1, 2010 were $277.9 million and $150.3 million, respectively. At July 1, 2011 and October 1, 2010, our short-term investments were $65.0 million and $60.9 million, respectively, and consisted primarily of corporate bonds and U.S. Treasury and government agency securities.  At July 1, 2011 and October 1, 2010, our long-term investments were $123.9 million and $101.3 million, respectively, and consisted primarily of U.S. Treasury, government agency and corporate bonds.

Commodity Price Risk

We are not exposed to material commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of Varian Semiconductor, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures of Varian Semiconductor as of July 1, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Varian Semiconductor’s disclosure controls and procedures as of July 1, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Varian Semiconductor’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in Varian Semiconductor’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 1, 2011 that has materially affected, or is reasonably likely to materially affect, Varian Semiconductor’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

Information required by this Item is provided in “Note 12. Commitments, Contingencies and Guarantees” to the unaudited interim consolidated financial statements under Part I, Item 1 and is incorporated herein by reference.

On July 21, 2011, a putative class action lawsuit was filed by a purported stockholder of the Company in the United States District Court for the District of Massachusetts (the “LMPERS Action”).  The complaint filed in the LMPERS Action names the Company, the members of the board of directors of the Company, Applied and Barcelona Acquisition Corp., a wholly-owned subsidiary of Applied, as defendants.  The complaint alleges, among other things, that the pending merger with Applied (See Note 1. “Description of Business and Basis of Presentation”) is the product of a flawed process and that the consideration to be paid to the Company’s stockholders in the merger is unfair and inadequate.  The complaint further alleges, among other things, that the members of the Company’s board of directors breached their fiduciary duties by, among other things, failing to maximize the value of the Company to its stockholders, taking actions designed to deter higher offers from other potential acquirers, and failing to disclose all material information that would permit the Company’s stockholders to cast a fully informed vote on the merger.  In addition, the complaint alleges that the Company and Applied aided and abetted the actions of the Company’s board members in breaching their fiduciary duties.  The complaint seeks, among other relief: (i) class certification; (ii) declaratory relief; (iii) an order rescinding the merger agreement; (iv) an injunction preventing consummation of the merger; (v) imposition of a constructive trust in favor of the plaintiff class; (vi) attorneys’ and experts’ fees and expenses; and (vii) such other relief as the courts might find just and proper. The Company believes the lawsuit is without merit and intends to vigorously defend against the litigation. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability of this matter; however, we do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position.

ITEM 1A.               Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2010 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of July 1, 2011, there have been no material changes to the risk factors disclosed in our 2010 Annual Report on Form 10-K, however, listed below are risk factors that have been added to those disclosed in our 2010 Annual Report on Form 10-K.

There can be no assurance that our pending acquisition by Applied Materials, Inc. (“the Merger”) will be consummated, which could have a material adverse effect on our financial condition, results of operations and cash flows.

The consummation of the Merger is subject to the approval of our stockholders holding a majority of the outstanding shares of our common stock and is subject to the satisfaction or waiver of other conditions, including, among other things, receipt of required regulatory approvals, the absence of any legal prohibitions and the accuracy of the various representations and warranties of the parties to the definitive Agreement and Plan of Merger with Applied Materials, Inc. (“ the Merger Agreement”).  We cannot assure you that these conditions will be satisfied or waived in a timely manner, or at all and, as a result, we cannot assure you that the Merger will be consummated in a timely manner, or at all.  Moreover, a substantial delay in obtaining any required approvals, consents and clearances or the imposition of unfavorable terms or conditions in connection with obtaining such approvals, consents and clearances could have a material adverse effect on our business, financial condition and results of operations and/or may cause us or Applied to terminate the Merger Agreement.

Failure to complete the Merger could have a material adverse effect on our financial condition, results of operations and cash flows.

If the Merger Agreement is terminated and/or the Merger is not consummated, we will have incurred substantial expenses, including legal, accounting and financial advisory fees, without realizing the expected benefits of the Merger.  In addition, we may also be subject to additional risks including, without limitation:

•                  Depending on the reasons for termination of the Merger Agreement, we may be required to pay Applied a termination fee of $147,000,000;

•                  Pending the closing of the Merger, the Merger Agreement restricts us from engaging in certain actions without Applied’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the Merger;

•                  Potential disruption to our current plans, operations and businesses, relationships with counterparties, and distraction of our workforce and management team; and

•                  Potential difficulties in employee retention as a result of termination of the Merger Agreement and/or the failure of the Merger to be consummated.

Any such events could have a material adverse effect on our financial condition, results of operations and cash flows.

Failure to complete the Merger could adversely affect our stock price.

If the Merger is not completed for any reason, the market price of shares of our common stock may decline significantly to the extent the current market price of those shares reflects a market assumption that the proposed Merger will be completed.  If the Merger Agreement is terminated and our Board of Directors seeks another merger or business combination, we cannot offer any assurance that we will be able to execute on such a transaction or find an acquirer willing to pay an equivalent or better price than the price contemplated to be paid under the Merger Agreement.

A putative class action lawsuit has been filed against us, our directors, Applied and Barcelona Acquisition, Corp., challenging the Merger Agreement, and an adverse judgment in such lawsuit may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

If the plaintiff succeeds in obtaining an injunction requiring further disclosure in advance of the August 11, 2011 special shareholder meeting or prohibiting the parties from completing the Merger on the terms contemplated by the Merger Agreement, the injunction may prevent the completion of the Merger in the expected timeframe or altogether.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases during the quarter ended July 1, 2011 of equity securities that are registered by Varian Semiconductor pursuant to Section 12 of the Securities Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
April 2, 2011 - April 29, 2011	167,500	$45.10	167,500	$116,076
April 30, 2011 - May 27, 2011	9,600	$41.57	9,600	$115,677
May 28, 2011 - July 1, 2011	—	$—	—	$115,677
Total: (3)	177,100	$44.91	177,100	$115,677

(1) All shares were purchased pursuant to the share repurchase program described in footnote 2 below, which was publicly announced on October 22, 2004. Since then we have repurchased an aggregate of 23,715,015 shares of our common stock pursuant to the share repurchase program that was publicly announced on October 22, 2004.

(2) Our board of directors authorized the repurchase, from time to time, of up to $900.0 million of Varian Semiconductor’s common stock on the open market.  The share repurchase program does not have a fixed expiration date.

(3) We did not repurchase any additional shares from July 2, 2011 through July 22, 2011, the latest practicable date prior to the filing date.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.              REMOVED AND RESERVED

ITEM 5.              OTHER INFORMATION

Not applicable.

ITEM 6.              EXHIBITS

2.1 **	Agreement and Plan of Merger, dated as of May 3, 2011, among Varian Semiconductor Equipment Associates, Inc., Applied Materials, Inc. and Barcelona Acquisition Corp.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.01.INS*	XBRL Instance Document

1.01.SCH*	XBRL Taxonomy Extension Schema Document

1.01.CAL*	XBRL Taxonomy Extension Calculation Document

1.01.LAB*	XBRL Taxonomy Extension Label Document

1.01.PRE*	XBRL Taxonomy Extension Presentation Document

*    filed or furnished herewith

**   previously filed

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

Date: July 28, 2011